Form 10-Q/A
period 1995-08-26
VANS INC
filed 1996-05-15
CIK 877273

- --------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                                Amendment No. 1

                               -----------------

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 26, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


                        Commission File Number 0-19402


                                   VANS, INC.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                             33-0272893
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                          2095 North Batavia Street
                        Orange, California 92665-3101
             (Address of Principal Executive Offices) (Zip Code)


                                 (714) 974-7414
              (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES   X     NO
                                                  -----      -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,646,917 shares of Common Stock, $.001 par value, as of October 9, 1995.



- -------------------------------------------------------------------------------

                                    PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                  VANS, INC.

                         Consolidated Balance Sheets
                      August  26, 1995 and May 31, 1995

                                                                               August 26,          May 31,
                                                                                  1995              1995
                                                                               -----------       -----------
                          ASSETS
Current assets:
   Cash                                                                        $ 2,812,773       $ 3,279,843
   Accounts receivable, net of allowance for doubtful
     accounts of $984,372 and $812,631 at August 26, 1995
     and May 31, 1995, respectively                                             18,102,832        12,584,244
   Inventories (note 2)                                                         17,874,939        16,997,738
   Deferred income taxes                                                         1,615,000         1,615,000
   Income taxes receivable                                                               -         3,530,128
   Prepaid expenses                                                              1,106,566           498,555
                                                                               -----------       -----------
        Total current assets                                                    41,512,110        38,505,508
Property, plant and equipment, net                                              10,946,732        10,747,450
Excess of cost over the fair value of net assets acquired,
  net of accumulated amortization of $32,157,516 and $31,966,872
  at August 26, 1995 and May 31, 1995, respectively                             17,081,883        17,272,527
Deferred financing costs, net of accumulated amortization
  of $288,485 and $270,454 at August 26, 1995 and
  May 31, 1995, respectively                                                       288,458           306,489
Property held for sale                                                           5,299,771         5,299,771
Other assets                                                                       913,503           934,290
                                                                               -----------       -----------
                                                                               $76,042,457       $73,066,035
                                                                               ===========       ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                       $ 4,783,092       $ 2,608,173
   Current portion of senior notes                                               7,025,069         7,025,069
   Accounts payable                                                              8,108,199         8,579,473
   Accrued payroll and related expenses                                          1,958,645         2,026,229
   Restructuring costs                                                           4,043,088         6,083,934
   Accrued workers' compensation                                                 1,410,341         1,540,046
   Accrued interest                                                                228,926           907,660
   Income tax payable                                                              304,908                 -
                                                                               -----------       -----------
        Total current liabilities                                               27,862,268        28,770,584
Deferred income taxes                                                            1,615,000         1,615,000
Capital lease obligation                                                           379,542           441,384
Long term credit facility                                                        9,255,214                 -
Senior notes                                                                    16,174,931        21,974,931
                                                                               -----------       -----------
                                                                                55,286,955        52,801,899
                                                                               -----------       -----------
Stockholders' equity:
   Common stock, $.001 par value, 20,000,000 shares authorized,
     9,646,917 and 9,639,877 shares issued and outstanding at
     August 26, 1995 and May 31, 1995, respectively                                  9,647             9,640
   Additional paid-in capital                                                   46,837,645        46,803,649
   Accumulated deficit                                                         (26,091,790)      (26,549,153)
                                                                               -----------       -----------
                                                                                20,755,502        20,264,136
                                                                               -----------       -----------
                                                                               $76,042,457       $73,066,035
                                                                               ===========       ===========

                                   VANS, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS

            Thirteen weeks ended August 26, 1995 and August 27, 1994


                                                                                  Thirteen weeks ended
                                                                             August 26,          August 27,
                                                                               1995                 1994
                                                                            -----------          -----------
Net sales                                                                   $28,403,847          $21,460,076
Cost of sales                                                                18,289,892           12,343,424
                                                                            -----------          -----------
    Gross profit                                                             10,113,955            9,116,652

Operating expenses:
    Selling and distribution                                                  6,299,338            4,518,228
    Advertising and promotion                                                 1,215,492              502,195
    General and administrative                                                1,249,440            1,585,894
    Provision for doubtful accounts                                              75,306               49,490
    Amortization of intangibles                                                 190,645              410,332
                                                                            -----------          -----------
      Total operating expenses                                                9,030,221            7,066,139
                                                                            -----------          -----------
      Earnings from operations                                                1,083,734            2,050,513

Interest income                                                                       -               52,102
Interest and debt expense                                                      (748,660)            (714,026)
Other income                                                                    427,197              116,185
                                                                            -----------          -----------
      Earnings before income taxes                                              762,271            1,504,774

Income tax expense                                                              304,908              601,910
                                                                            -----------          -----------
     Net earnings                                                               457,363              902,864
                                                                            ===========          ===========
Net earnings per share                                                      $      0.05          $      0.09
                                                                            ===========          ===========
Weighted average common and common equivalent shares (note 3)                10,030,775            9,774,879
                                                                            ===========          ===========

                                   VANS, INC.

                            STATEMENTS OF CASH FLOWS

            Thirteen weeks ended August 26, 1995 and August 27, 1994




                                                                                      Thirteen weeks ended
                                                                               August 26,            August 27,
                                                                                 1995                   1994
                                                                              -----------            -----------

   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                               $   457,363            $   902,864
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
       Depreciation and amortization                                              850,963              1,098,643
       Amortization of deferred financing costs                                    18,031                 18,031
       Provision for losses on accounts receivable and sales returns              171,741                 (3,697)
       Changes in assets and liabilities:
             Accounts receivable                                               (5,690,329)              (396,551)
             Income taxes receivable                                            3,530,128                   (141)
             Inventories                                                         (877,201)            (3,781,052)
             Prepaid expenses                                                    (608,011)              (141,321)
             Other assets                                                          20,787               (134,307)
             Accounts payable                                                    (471,274)             1,361,973
             Accrued payroll and related expenses                                 (67,584)            (1,079,069)
             Accrued workers' compensation, net                                  (129,705)               (16,737)
             Restructuring costs                                               (2,040,846)                     -
             Accrued interest                                                    (678,734)              (696,005)
             Income taxes                                                         304,908                500,565
                                                                              -----------            -----------
       Net cash used in operating activities                                   (5,209,763)            (2,366,804)
                                                                              -----------            -----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                    (859,601)              (634,745)
                                                                              -----------            -----------
       Net cash used in investing activities                                     (859,601)              (634,745)
   Cash flows from financing activities:
   Proceeds from short term borrowings                                          2,174,919                      -
   Payments on capital lease obligations                                          (61,842)                     -
   Proceeds from long term credit facility                                      9,255,214                      -
   Principal payments on senior notes                                          (5,800,000)                     -
   Proceeds from issuance of common stock, net                                     34,003                 53,468
                                                                              -----------            -----------
       Net cash provided by financing activities                                5,602,294                 53,468
                                                                              -----------            -----------
       Net decrease in cash and cash equivalents                                 (467,070)            (2,948,081)
   Cash and cash equivalents, beginning of period                               3,279,843              7,129,172
                                                                              -----------            -----------
   Cash and cash equivalents, end of period                                   $ 2,812,773            $ 4,181,091
                                                                              ===========            ===========
   SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
       Interest                                                               $ 1,427,394            $ 1,392,000
       Income taxes                                                           $    41,265            $   101,487

                                   VANS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Vans, Inc. (the "Company") manufactures and markets high-quality casual shoes for men, women and children under the brand name "Vans."* The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was merged with and into the Company in connection with the Company's initial public offering of Common Stock in August 1991.

        The financial statements included herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year.

        Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.      Inventories are comprised of the following:

                                          8/26/95         5/31/95
                                        -----------     -----------

                Raw Materials           $ 1,997,574     $ 1,978,760
                Work-in-Process             298,497         695,995
                Finished Goods           16,178,868      14,922,983
                                        -----------     -----------
                                         18,474,939      17,597,738
                Inventory Reserves         (600,000)       (600,000)
                                        -----------     -----------
                                        $17,874,939     $16,997,738
                                        -----------     -----------

3. Primary earnings per share approximate fully diluted earnings per share for the thirteen weeks ended August 26, 1995 and August 27, 1994.


        *Vans is a registered trademark of Vans, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, as well as in "Risk Factors" and "Business" in the Company's Registration Statement on Form S-3 (File No. 333-3272).

OVERVIEW

     Vans, Inc. is a leading designer, manufacturer and distributor of a collection of high quality casual and active-casual footwear for men, women and children, as well as performance footwear for enthusiasts of outdoor sports such as skateboarding, snowboarding and BMX bicycling. The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was acquired by the Company in February 1988 in a series of related transactions for a total cost (including assumed liabilities) of $74.4 million (the "Acquisition"). The Acquisition resulted in the recognition of approximately $48.0 million of goodwill by the Company (the "Acquisition Goodwill"). VDRC was merged with and into the Company in August 1991 at the time of the Company's initial public offering.

     Prior to fiscal 1995, the Company manufactured all of its footwear at two domestic manufacturing facilities located in Southern California. As part of the Company's strategic redirection, in the first quarter of fiscal 1995 the Company began to source from South Korea its line of casual and performance footwear known as the International Collection. The success of the International Collection created a domestic manufacturing overcapacity problem for the Company which contributed to an overstock in domestic inventories. In the second quarter of fiscal 1995, the Company increased the inventory valuation allowance from $324,772 to approximately $600,000 in order to help mitigate the risks associated with increased inventory balances. In the third quarter of fiscal 1995, the Company took steps to adjust its U.S. production; however, customer demand for the International Collection continued to grow. In the fourth quarter of fiscal 1995, it first became apparent that domestic manufacturing workforce reductions would not be sufficient to address the increase in orders for the International Collection and the decrease in demand for domestically-produced footwear, and the Company determined that a plant closure would be required. Therefore, on May 30, 1995 the Board of Directors voted to close its Orange, California manufacturing facility (the "Orange Facility") and in July 1995, the Company closed the Orange Facility. Accordingly, the Company recognized restructuring costs of $30.0 million in the fourth quarter of fiscal 1995. Of that amount: (i) $20.0 million represented a write-off of the goodwill allocated to the manufacturing know-how associated with the Orange Facility (the "Orange Facility Goodwill"); and (ii) $10.0 million represented restructuring costs to close the Orange Facility. All remaining U.S. production of the Company was shifted to the Company's smaller Vista, California manufacturing facility (the "Vista Facility").

     The Company is attempting to sell the Orange Facility and anticipates that, if such sale is consummated, its administrative personnel will be primarily relocated to space near the Company's City of Industry, California distribution center. The Company is in preliminary negotiations with several potential buyers of the Orange Facility. The Company cannot currently estimate when such negotiations may result in a purchase agreement, if at all. The expected cost of disposal of the Orange Facility is estimated at approximately $300,000 which consists primarily of a 6% sales commission and legal fees.

     In the fourth quarter of fiscal 1995, the Company wrote-down $6.3 million of inventory. The write-down of inventory consisted of $4.5 million of domestically-produced finished goods and $1.8 million of raw material inventory. Such inventory became impaired as a result of the following events which occurred in the fourth quarter of fiscal 1995: (i) the expanding sales of the International Collection; (ii) the slowing of sales of domestically-produced footwear and related price erosion and discounting; (iii) the decrease in domestic production as a result of the above and the subsequent closure of the Orange Facility; and (iv) the discontinuance of certain domestically-produced product.

     Management of the Company, with the assistance of outside valuation consultants, calculated the amount of the Orange Facility Goodwill based on an analysis of the Company's business at the date of the Acquisition. At that time, the Company's strategy was one of manufacturing efficiency, and the Company's reputation was based on fast-turn, made-to-order manufacturing. The Company's fixed assets as of the date of the Acquisition were primarily deployed to manufacture footwear, and the Company's chain of retail stores served as outlets for the footwear manufactured at the Orange Facility.

     Based on this analysis, and a similar analysis of the other components of the Acquisition Goodwill (trademarks and dealer relationships), management determined that approximately 53% of such Acquisition Goodwill should have been allocated to the manufacturing know-how associated with the Orange Facility at the date of the Acquisition. The unamortized portion of the Orange Facility Goodwill at May 31, 1995 was $20.0 million, and was written-off in connection with the closure of the Orange Facility. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED AUGUST 26, 1995 ("Q1 FISCAL 1996") VERSUS THE THIRTEEN-WEEK PERIOD ENDED AUGUST 27, 1994 ("Q1 FISCAL 1995")


NET SALES. Net sales for Q1 Fiscal 1996 increased 32.4% to $28,404,000, compared to $21,460,000 for the same period in fiscal 1995. The sales increase was primarily driven by sales of the International Collection, which increased from approximately $300,000, or 1.4% of net sales for Q1 Fiscal 1995 (the first period in which sales of the International Collection were made), to approximately $15,177,000, or 53.4% of net sales for Q1 Fiscal 1996.

         Sales to national accounts increased 33.5% during Q1 Fiscal 1996 to $17,263,000, compared to $12,935,000 for the comparable period of fiscal 1995. The increase featured a 10.2% increase in sales to the Company's top 10 accounts.

         Sales through the Company's 80-store retail chain (as of August 26,
1995) increased 24.1% to $7,054,000, up from $5,686,000 for Q1 Fiscal 1995.
Comparable store sales (sales at stores open one year or more) were up 10.7% for the quarter. Comparable store sales increased for each Company store type, with Factory outlet store comparable sales leading the way with a 34.0% increase.

         Sales for export increased 44.0% to $4,087,000 for Q1 Fiscal 1996, compared to $2,839,000 for the same period a year ago. Increased sales to the United Kingdom, Germany, France, and Canada were the principal reasons for the increase.

GROSS MARGIN.   Gross margin decreased to 35.6% for Q1 Fiscal 1996 from 42.5%
for the comparable period a year ago. Margins were negatively impacted during the quarter due to significant manufacturing variances resulting from (i) the operation of the Batavia facility for the first two months of the quarter in accordance with the requirements of the WARN Act; and (ii) the ramp-up of production at the Vista facility due to the transfer of production from the Batavia facility. See "Fiscal 1995 Restructuring."

OPERATING EXPENSES. Operating expenses increased to $9,030,000 for Q1 Fiscal 1996, up from $7,066,000 for Q1 Fiscal 1995. The increase was primarily the result of the following factors: (i) a $700,000 increase in advertising expenditures to support the Company's sales growth; (ii) a $350,000 increase in distribution costs related to the operation of the City of Industry facility, which did not exist in Q1 Fiscal 1995; (iii) increased commissions to independent sales representatives due to increased sales to national accounts; and (iv) increased personnel costs to appropriately manage the Company's sales growth. These increases were partially offset by a decrease in amortization of intangibles from $410,000 to $191,000 on a period-to-period basis as a result of the write-off of the Orange Facility Goodwill at May 31, 1995. See "Fiscal 1995 Restructuring." Additionally, operating expenses for Q1 Fiscal 1995 included certain one-time severance and executive search costs of approximately $185,000 and $60,000, respectively, which were incurred in that quarter. Such expenses were included in general and administrative expenses.

INTEREST AND DEBT EXPENSE. Interest and debt expense increased to $749,000 in Q1 Fiscal 1996, as compared to $714,000 in Q1 Fiscal 1995. The increase was attributable to interest payments made to the Company's secured and unsecured lenders which did not exist in Q1 Fiscal 1995. See "Liquidity and Capital Resources."

OTHER INCOME. Other income increased to $427,000 in Q1 Fiscal 1996 from $116,000 in Q1 Fiscal 1995, primarily related to increased royalty income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $10.0 million revolving line of credit with a bank, which is secured by the eligible accounts receivable of the Company (the "Secured Bank Line"). The Company is permitted to borrow up to 75% of the dollar amount of such accounts.

The Secured Bank Line was established in July 1995. The Company pays interest on the debt incurred under this Line at the prime rate established by the bank from time to time. The Company has the option to pay interest at the LIBOR rate. Under the agreement establishing the Line, the Company must maintain certain financial covenants and is prohibited from paying dividends without the bank's consent. Debt incurred under the Secured Bank Line is due and payable on July 1, 1997. At August 26, 1995, the Company had drawn down $9,255,000 under the Secured Bank Line.

         The Company has a $4,000,000 unsecured revolving credit facility with Ssanyong Corporation, a South Korean corporation, which is utilized to support the purchase of product. Assuming full utilization of the line, the Company will pay an effective interest rate of 15.6% per annum on the debt incurred under the facility, comprised of (i) a fee of 10% payable at the time of the first draw thereunder, and (ii) annual interest of 5.6% on the outstanding debt. The facility expires on April 26, 1997. The balance payable under the facility was $4,000,000 as of August 26, 1995.

         At August 26, 1995, the Company had outstanding $23,200,000 million principal amount of the 9.6% Senior Notes. Interest on such Notes is payable on February 1 and August 1 of each year. On August 1, 1995, the Company paid the first installment of principal of the Notes ($5.8 million), along with $1.4 million of interest also due on that date. Equal additional installments of principal are due on August 1, 1996, 1997 and 1998, with remaining principal plus accrued interest due on August 1, 1999. The agreements governing the 9.6% Senior Notes, as amended and modified, restrict the Company's ability to declare dividends and require the Company to maintain certain financial covenants.

         Effective as of August 26, 1995, the Company, the bank issuing the Secured Bank Line, and the holders of the 9.6% Senior Notes, verbally agreed to amend the agreements governing the Secured Bank Line and the 9.6% Senior Notes to modify certain financial covenants thereunder. As a result of such amendments, the Company was in compliance with all such financial covenants as of August 26, 1995. Additionally, in connection with their agreement to amend the Note agreements, the holders of the 9.6% Senior Notes released the Company from its obligation to pay the Noteholders one-half of the proceeds of the tax refund the Company received as a result of the write-downs it took at the end of fiscal 1995.

         The Company's cash position was $2,813,000 at August 26, 1995, exclusive of approximately $680,000 of restricted cash included in other assets in the consolidated balance sheets which related to the Company's self-insured workers' compensation plan. In connection with the self-insurance, the Company maintains a $2,304,000 surety bond which is secured by $680,000 in long-term marketable securities. The Company believes that cash from operations, coupled with its current level of financing, is sufficient to satisfy its anticipated cash needs for the remainder of fiscal 1996, including the payment of interest on the 9.6% Senior Notes. However, if the Company continues to grow at its current rate during the remainder of fiscal 1996, additional financing will be required. In that regard, the Company is exploring numerous financing alternatives. If the Company fails to obtain such financing, and its current rate of growth continues, such growth may be slowed and earnings could be negatively impacted.

         The Company experienced an outflow of cash from operating activities of $5,210,000 during Q1 Fiscal 1996, compared to an outflow of cash of $2,367,000 for the same period in fiscal 1995. The cash used in operations was primarily the result of increases in accounts receivable, inventory, and prepaids and decreases in the restructuring costs accrual, accrued interest and accounts payable. Cash used in operations was partially offset by the decrease in income taxes receivable.

         The Company had a net outflow of cash from investing activities of $860,000 during Q1 Fiscal 1996, compared to an outflow of cash of $635,000 for the same period in fiscal 1995, due to capital expenditures.

         The Company had a net inflow of cash from financing activities of $5,602,000 during Q1 Fiscal 1996, compared to an inflow of cash of $53,000 for the same period in fiscal 1995. The cash provided by financing activities was primarily the result of proceeds from the Secured Bank Line and the unsecured revolving credit facility with Ssanyong Corporation. Cash provided by financing activities was partially offset by the payment of $5,800,000 of the principal amount of the 9.6% Senior Notes on August 1, 1995.

         Accounts receivable, net of allowance for doubtful accounts, increased to $18,103,000 at August 26, 1995 from $12,584,000 at May 31, 1995. The increase was primarily due to the increase in net sales the Company experienced in Q1 Fiscal 1996 and the timing of such sales.

         Inventories, which include raw materials, work-in-process, accessories and finished goods, increased to $17,875,000 at August 26, 1995 from $16,998,000 at May 31, 1995, primarily as a result of (i) a $1,214,000 increase in finished goods related to the Company's new line of snowboard boots (which have a much higher cost per pair than the Company's other footwear inventory), and (ii) an increased number of finished goods held for sale through the Company's retail stores in connection with the back-to-school season, which began shortly after the end of Q1 Fiscal 1996. These increases in inventory were partially offset by a decrease in the Company's work-in-process inventory in connection with the closing of the Orange facility.

         As discussed above, the Company is currently in escrow to sell the Orange facility. This transaction is subject to closing contingencies, and if such contingencies are satisfied, the Company anticipates that such sale would be completed in November 1995. The net proceeds of the sale will be paid to the holders of the 9.6% Senior Notes to reduce the principal amounts thereof.

         If the sale is completed, the Company will transfer its corporate offices, and substantially all of its corporate personnel, to other sites, including the Vista facility and the City of Industry facility. The transition of the corporate offices will involve substantial time and effort by management. The cost of the project will vary depending on how the transition is made, and the Company cannot currently estimate such cost.

         In the remainder of fiscal 1996, the Company plans to open 6 to 10 new retail stores at an estimated aggregate cost of $400,000 - $700,000. The stores will open throughout the year and consist primarily of factory outlet stores. At the same time, the Company will continue to identify and close underperforming stores.

         The Company plans to upgrade the hardware for its primary computer system in fiscal 1996. This upgrade is intended to support the growth the Company is currently experiencing, as well as position the Company for future growth. The cost of this system improvement is estimated at $500,000 and is expected to be completed in the second quarter of fiscal 1996.

         The Company is currently exploring a number of other systems-related projects, including a materials requirement planning system and shipping and warehouse systems, to further enhance its scheduling, manufacturing and distribution capabilities. While it is too early to estimate the depth, and therefore the cost of these projects, the Company estimates that these projects will be financed with internally generated funds.

SEASONALITY

         Management believes that the Company's business is somewhat seasonal, with a large percentage of sales realized in the fourth and first fiscal quarters (March through August), the so-called "Spring and Summer" and "Back to School" months.

ITEM 5.  OTHER MATTERS

         None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits.

                 None

         27      Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Vans, Inc.
                                        (Registrant)


Date:  May 15, 1996                     By:  /s/ Craig E. Gosselin
                                             -----------------------------------
                                             Craig E. Gosselin
                                             Vice President and General Counsel