Form 10-Q/A
period 1995-11-25
VANS INC
filed 1996-05-15
CIK 877273

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A


                             --------------------


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 25, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                        Commission File Number 0-19402



                                   VANS, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                              33-0272893
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                              2095 Batavia Street
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES   X     NO
                                                   ---        ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,693,617 shares of Common Stock, $.001 par value, as of January 8, 1996.


- --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   VANS, INC.
                          Consolidated Balance Sheets
                       November 25, 1995 and May 31, 1995

                                                                                   November 25,        May 31,
                                                                                      1995              1995
                                                                                   ------------      ----------
                                                ASSETS
Current assets:
   Cash                                                                            $ 3,506,499      $ 3,279,843
   Accounts receivable, net of allowance for doubtful accounts of $1,146,834
     and $812,631 at November 25, 1995 and May 31, 1995, respectively               17,449,411       12,584,244
   Inventories (note 2)                                                             18,806,843       16,997,738
   Deferred income taxes                                                             1,615,000        1,615,000
   Income taxes receivable                                                                   -        3,530,128
   Prepaid expenses                                                                  1,156,182          498,555
                                                                                   -----------      -----------
        Total current assets                                                        42,533,935       38,505,508
Property, plant and equipment, net                                                  10,810,904       10,747,450
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $32,348,162 and $31,966,872 at November 25, 1995 and May 31,
  1995, respectively                                                                16,891,238       17,272,527
Deferred financing costs, net of accumulated amortization of $306,516 and
  $270,454 at November 25, 1995 and May 31, 1995, respectively                         270,427          306,489
Property held for sale                                                               5,299,771        5,299,771
Other assets                                                                           574,993          934,290
                                                                                   -----------      -----------
                                                                                   $76,381,268      $73,066,035
                                                                                   ===========      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                           $ 7,041,278      $ 2,608,173
   Current portion of senior notes                                                   5,800,000        7,025,069
   Accounts payable                                                                  6,662,533        8,579,473
   Accrued payroll and related expenses                                              1,966,387        2,026,229
   Restructuring costs                                                               3,533,560        6,083,934
   Accrued workers' compensation                                                     1,126,689        1,540,046
   Accrued interest                                                                    785,726          907,660
   Income taxes payable                                                              1,155,750                -
                                                                                   -----------      -----------
        Total current liabilities                                                   28,071,923       28,770,584
Deferred income taxes                                                                1,615,000        1,615,000
Capital lease obligation                                                               368,132          441,384
Long term credit facility                                                            6,894,448                -
Senior notes                                                                        17,400,000       21,974,931
                                                                                   -----------      -----------
                                                                                    54,349,503       52,801,899
                                                                                   -----------      -----------
Stockholders' equity:
   Common stock, $.001 par value, 20,000,000 shares authorized, 9,646,917 and 9,639,877 shares issued and outstanding at November 25, 1995 and
     May 31, 1995, respectively                                                          9,647            9,640
   Additional paid-in capital                                                       46,837,645       46,803,649
   Accumulated deficit                                                             (24,815,527)     (26,549,153)
                                                                                   -----------      -----------
                                                                                    22,031,765       20,264,136
                                                                                   -----------      -----------
                                                                                   $76,381,268      $73,066,035
                                                                                   ===========      ===========

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
          Thirteen weeks ended November 25, 1995 and November 26, 1994


                                                                              Thirteen weeks ended
                                                                       November 25,          November 26,
                                                                           1995                  1994
                                                                       ------------          ------------
Net sales                                                              $29,098,068           $20,276,914
Cost of sales                                                           17,247,502            12,237,136
                                                                       -----------           -----------
    Gross profit                                                        11,850,566             8,039,778

Operating expenses:
    Selling and distribution                                             6,223,009             4,380,042
    Marketing, advertising and promotion                                 1,672,912             1,198,621
    General and administrative                                           1,282,178             1,513,977
    Provision for doubtful accounts                                        103,950                20,348
    Amortization of intangibles                                            190,645               410,332
                                                                       -----------           -----------
      Total operating expenses                                           9,472,694             7,523,320
                                                                       -----------           -----------
      Earnings from operations                                           2,377,872               516,458

Interest income                                                                  -                19,864
Interest and debt expense                                                 (763,989)             (714,031)
Other income                                                               513,222             1,004,480
                                                                       -----------           -----------
      Earnings before income taxes                                       2,127,105               826,771

Income tax expense                                                         850,843               330,709
                                                                       -----------           -----------
     Net earnings                                                        1,276,262               496,062
                                                                       ===========           ===========
Net earnings per share                                                 $      0.13           $      0.05
                                                                       ===========           ===========

Weighted average common and common equivalent shares
    (note 3)                                                            10,114,665             9,853,250
                                                                       ===========           ===========

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
         Twenty-six weeks ended November 25, 1995 and November 26, 1994


                                                                           Twenty-six weeks ended
                                                                      November 25,          November 26,
                                                                          1995                  1994
                                                                      ------------          ------------
Net sales                                                              $57,501,915           $41,736,990
Cost of sales                                                           35,537,394            24,580,560
                                                                       -----------           -----------
      Gross profit                                                      21,964,521            17,156,430

Operating expenses:
    Selling and distribution                                            12,338,063             8,743,010
    Marketing, advertising and promotion                                 3,072,688             1,856,076
    General and administrative                                           2,531,618             3,099,871
    Provision for doubtful accounts                                        179,256                69,838
    Amortization of intangibles                                            381,290               820,664
                                                                       -----------           -----------
      Total operating expenses                                          18,502,915            14,589,459
                                                                       -----------           -----------
      Earnings from operations                                           3,461,606             2,566,971

Interest income                                                                  0                71,966
Interest and debt expense                                               (1,512,649)           (1,428,057)
Other income                                                               940,419             1,120,665
                                                                       -----------           -----------
      Earnings before income taxes                                       2,889,376             2,331,545

Income tax expense                                                       1,155,751               932,619
                                                                       -----------           -----------
     Net earnings                                                        1,733,625             1,398,926
                                                                       ===========           ===========
Net earnings per share                                                 $      0.17           $      0.14
                                                                       ===========           ===========
Weighted average common and common equivalent shares
    (note 3)                                                            10,072,720             9,814,065
                                                                       ===========           ===========


                                   VANS, INC.
                            STATEMENTS OF CASH FLOWS
         Twenty-six weeks ended November 25, 1995 and November 26, 1994




                                                                            Twenty-six weeks ended
                                                                       November 25,          November 26,
                                                                           1995                  1994
                                                                       ------------          ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                        $ 1,733,625           $ 1,398,926
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
       Depreciation and amortization                                     1,591,338             2,170,519
       Amortization of deferred financing costs                             36,062                36,062
       Provision for losses on accounts receivable and sales returns       334,203               189,889
       Changes in assets and liabilities:
           Accounts receivable                                          (5,199,370)            1,621,121
           Income taxes receivable                                       3,530,128               526,131
           Inventories                                                  (1,809,105)           (6,460,907)
           Prepaid expenses                                               (657,627)             (646,464)
           Other assets                                                    359,297                91,989
           Accounts payable                                             (1,916,940)            2,138,343
           Accrued payroll and related expenses                            (59,842)           (1,504,832)
           Accrued workers' compensation, net                             (413,357)              (10,897)
           Restructuring costs                                          (2,550,374)                    -
           Accrued interest                                               (121,934)                   (5)
           Income taxes payable                                          1,155,750                     -
                                                                       -----------           -----------
       Net cash used in operating activities                            (3,988,146)             (450,125)
                                                                       -----------           -----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                           (1,273,502)           (1,560,191)
                                                                       -----------           -----------
       Net cash used in investing activities                            (1,273,502)           (1,560,191)
                                                                       -----------           -----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short term borrowings                                   4,433,105                     -
   Payments on capital lease obligations                                   (73,252)                    -
   Proceeds from long term credit facility                               6,894,448                     -
   Principal payments on senior notes                                   (5,800,000)                    -
   Proceeds from issuance of common stock, net                              34,003               168,482
                                                                       -----------           -----------
       Net cash provided by financing activities                         5,488,304               168,482
                                                                       -----------           -----------
       Net increase (decrease) in cash and cash equivalents                226,656            (1,841,834)
   Cash and cash equivalents, beginning of period                        3,279,843             7,129,172
                                                                       -----------           -----------
   Cash and cash equivalents, end of period                            $ 3,506,499           $ 5,287,338
                                                                       ===========           ===========
   SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
       Interest                                                        $ 1,476,587           $ 1,392,000
       Income taxes                                                    $    41,265           $   304,969

                                   VANS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Vans, Inc. (the "Company") manufactures and markets high-quality casual and active casual shoes for men, women and children, as well as performance footwear for enthusiast sports and snowboard boots, primarily under the brand name "Vans."* The Company is the successor to Van Doren Rubber Company, Inc. , a California corporation that was founded in 1966 ("VDRC"). VDRC was merged with and into the Company in connection with the Company's initial public offering of Common Stock in August 1991.

         The financial statements included herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year.

         Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.       Inventories are comprised of the following:

                                       11/25/95               5/31/95
                                      -----------           -----------
         Raw Materials                $ 1,970,832           $ 1,978,760
         Work-in-Process                   84,630               695,995
         Finished Goods                17,351,381            14,922,983
                                      -----------           -----------
                                       19,406,843            17,597,738
         Inventory Reserves              (600,000)             (600,000)
                                      -----------           -----------
                                      $18,806,843           $16,997,738
                                      ===========           ===========

3. Primary earnings per share approximate fully diluted earnings per share for the thirteen weeks and twenty-six weeks ended November 25, 1995 and November 26, 1994.



- -------------

* Vans is a registered trademark of Vans, Inc.

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

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED NOVEMBER 25, 1995 ("Q2 FISCAL 1996") VERSUS THE THIRTEEN-WEEK PERIOD ENDED NOVEMBER 26, 1994 ("Q2 FISCAL 1995")

NET SALES. Net sales for Q2 Fiscal 1996 increased 43.5% to $29,098,000, compared to $20,277,000 for the same period in fiscal 1995. The sales increase was primarily driven by (i) sales of the International Collection, which increased from approximately $3,774,000, or 18.6% of net sales for Q2 Fiscal 1995, to approximately $16,500,000, or 56.7% of net sales for Q2 Fiscal 1996; and (ii) sales of the Company's recently introduced line of snowboard boots, which totaled $3,763,000, or 12.9% of net sales for Q2 Fiscal 1996.

         Sales to national accounts increased 67.2% during Q2 Fiscal 1996 to $16,880,000, compared to $10,093,000 for the comparable period of fiscal 1995. The increase featured a 76.3% increase in sales to the Company's top 10 accounts.

         Sales through the Company's 80-store retail chain (as of November 25,
1995) increased 21.9% to $6,913,000, up from $5,672,000 for Q2 Fiscal 1995.
Comparable store sales (sales at stores open one year or more) were up 12.8% for the quarter. Comparable store sales increased for each Company store type, with Factory outlet store comparable sales leading the way with a 26.2% increase.

         Sales for export increased 17.6% to $5,305,000 for Q2 Fiscal 1996, compared to $4,512,000 for the same period a year ago. Increased sales to Germany, the United Kingdom, Canada and France were the principal reasons for the increase.

GROSS MARGIN.   Gross margin increased to 40.7% for Q2 Fiscal 1996 from 39.7%
for the comparable period a year ago. The improvement in gross margin was primarily due to higher margins associated with sales of the International Collection which were partially offset by (i) lower margins associated with sales of snowboard boots, and (ii) a shift in sales mix of the Company's distribution channels.

OPERATING EXPENSES. Operating expenses increased to $9,473,000 for Q2 Fiscal 1996, up from $7,523,000 for Q2 Fiscal 1995. The increase was primarily the result of the following factors: (i) increased commissions to sales representatives due to increased sales to national accounts; (ii) increased distribution costs related to the operation of the Company's City of Industry distribution facility which did not exist in Q2 Fiscal 1995; (iii) increased advertising expenditures to support the Company's sales growth; and (iv) costs associated with increased personnel needed to manage the Company's sales growth. These increases were partially offset by a decrease in amortization of intangibles from $410,000 to $191,000 on a period-to-period basis as a result of the write-off of the Orange Facility Goodwill at May 31, 1995. See "Overview."

OTHER INCOME. Other income decreased to $513,000 in Q2 Fiscal 1996 from $1,004,000 in Q2 Fiscal 1995, primarily due to the absence of a one-time benefit of $572,000 of litigation recovery received in Q2 Fiscal 1995.

INTEREST AND DEBT EXPENSE. Interest and debt expense increased to $764,000 in Q2 Fiscal 1996, as compared to $714,000 in Q2 Fiscal 1995. The increase was attributable to interest payments made to the Company's secured and unsecured lenders which did not exist in Q2 Fiscal 1995. See "Liquidity and Capital Resources."

TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 25, 1995 VERSUS TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 26, 1994

NET SALES. Net sales increased 37.8% to $57,502,000 in the first twenty-six weeks of Fiscal 1996 from $41,737,000 in the first twenty-six weeks of Fiscal 1995. Increased sales were primarily attributable to the Company's national accounts which increased 48.3% to $34,143,000, while international sales increased 27.8% to $9,392,000 on a period-to-period basis and sales through the Company's retail network increased 23.0% to $13,967,000.

GROSS MARGIN. Gross margin decreased to 38.2% for the first twenty-six weeks of Fiscal 1996 from 41.1% for the comparable period a year ago. Margins were negatively impacted during the first twenty-six weeks of Fiscal 1996 because the Company experienced significant manufacturing variances in Q1 Fiscal 1996 related to the closure of the Orange facility and the ramp-up of production at the Vista facility. See "Fiscal 1995 Restructuring."

OPERATING EXPENSES. Operating expenses increased 26.8% to $18,503,000 in the first twenty-six weeks of Fiscal 1996 from $14,589,000 in the first twenty-six weeks of Fiscal 1995. The increase was primarily a result of the conditions discussed under the caption "Results of Operations - Operating Expenses" for Q2 Fiscal 1996.

OTHER INCOME. Other income decreased to $940,000 in the first twenty-six weeks of Fiscal 1996 from $1,121,000 in the first twenty-six weeks of Fiscal 1995.
The decrease was primarily the result of the conditions discussed under the caption "Results of Operations -- Other Income" for Q2 Fiscal 1996, partially offset by increased royalty income in the first twenty-six weeks of Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $10.0 million revolving line of credit with a bank, which is secured by the eligible accounts receivable of the Company (the "Secured Bank Line"). The Company is permitted to borrow up to 75% of the dollar amount of such accounts. The Secured Bank Line was established in July 1995. The Company pays interest on the debt incurred under this Line at the prime rate established by the bank from time to time. The Company has the option to pay interest at the LIBOR rate. Under the agreement establishing the Line, the Company must maintain certain financial covenants and is prohibited from paying dividends without the bank's consent. Debt incurred under the Secured Bank Line is due and payable on July 1, 1997. At November 25, 1995, the Company had drawn down $6,894,000 under the Secured Bank Line. Additionally, at November 25, 1995, the Company was in compliance with all covenants under the Agreement governing the Secured Bank Line.

         The Company has a $4,000,000 unsecured revolving credit facility with Ssanyong Corporation, a South Korean corporation, which is utilized to support the purchase of footwear. Assuming full utilization of the line, the Company will pay an effective interest rate of 15.6% per annum on the debt incurred under the facility, comprised of (i) a fee of 10% payable at the time of the first draw thereunder, and (ii) annual interest of 5.6% on the outstanding debt. The facility expires on April 26, 1997. The balance payable under the facility was approximately $4,000,000 as of November 25, 1995.

         At November 25, 1995, the Company had outstanding $23,200,000 million principal amount of the 9.6% Senior Notes. Interest on such Notes is payable on February 1 and August 1 of each year. On August 1, 1995, the Company paid the first installment of principal of the Notes ($5.8 million), along with $1.4 million of interest also due on that date. Equal additional installments of principal are due on August 1, 1996, 1997 and 1998, with remaining principal plus accrued interest due on August 1, 1999. The agreements governing the 9.6% Senior Notes restrict the Company's ability to declare dividends and require the Company to maintain certain financial covenants. At November 25, 1995, the Company was in compliance with all such covenants.

         The Company's cash position was $3,506,000 at November 25, 1995, exclusive of approximately $680,000 of restricted cash included in other assets in the consolidated balance sheets which related to the Company's self-insured workers' compensation plan. In connection with the self-insurance, the Company maintains a $2,304,000 surety bond which is secured by $680,000 in long-term marketable securities. The Company's cash position continues to be adversely impacted by the rapid sales growth of the imported International Collection. See "Results of Operations - Net Sales." Because the International Collection is imported, there are greater timing differences between the payment for goods and the receipt of cash from sales of such goods. Additionally, because payment terms in the ski and snow industry are longer than the Company's traditional distribution channels, there are even greater timing differences between payment for the Company's new line of snowboard boots and the receipt of cash from sales of such boots.

         The Company believes that cash from operations, coupled with its current level of financing, is sufficient to satisfy its anticipated cash needs for the remainder of Fiscal 1996 and the first quarter of Fiscal 1997, during which the Company must make the second $5.8 million principal payment of the 9.6% Senior Notes. NOTE: THE FOREGOING IS A FORWARD-LOOKING STATEMENT; THE COMPANY'S ACTUAL RESULTS MAY BE MATERIALLY DIFFERENT. IF SALES OF THE COMPANY'S IMPORTED INTERNATIONAL COLLECTION FOOTWEAR AND SNOWBOARD BOOTS GROW AT A RATE THAT IS FASTER THAN ANTICIPATED DURING THE REMAINDER OF FISCAL 1996, ADDITIONAL FINANCING WILL BE REQUIRED TO SUPPORT SUCH GROWTH AND TO SATISFY THE COMPANY'S OTHER CASH REQUIREMENTS. THE COMPANY IS CURRENTLY EXPLORING NUMEROUS FINANCING ALTERNATIVES, BUT THERE CAN BE NO ASSURANCE THAT SUCH FINANCING WILL BE AVAILABLE, OR THAT IF IT IS AVAILABLE IT WILL BE ON TERMS ACCEPTABLE TO THE COMPANY. IF THE COMPANY FAILS TO OBTAIN SUCH FINANCING, SUCH GROWTH MAY BE SLOWED AND EARNINGS COULD BE NEGATIVELY IMPACTED.

         The Company experienced an outflow of cash from operating activities of $3,988,000 during the first twenty-six weeks of Fiscal 1996, compared to an outflow of cash of $450,000 for the same period in Fiscal 1995. The cash used in operations was primarily the result of increases in accounts receivable, inventory, and prepaids and decreases in the restructuring costs accrual, accounts payable, accrued workers' compensation and accrued interest. Cash used in operations was partially offset by the decrease in income taxes receivable and an increase in income taxes payable.

         The Company had a net outflow of cash from investing activities of $1,274,000 during the first twenty-six weeks of Fiscal 1996, compared to an outflow of cash of $1,560,000 for the same period in Fiscal 1995, due to capital expenditures.

         The Company had a net inflow of cash from financing activities of $5,488,000 during the first twenty-six weeks of Fiscal 1996, compared to an inflow of cash of $168,000 for the same period in Fiscal 1995. The cash provided by financing activities was primarily the result of proceeds from the Secured Bank Line and the unsecured revolving credit facility with Ssanyong Corporation. Cash provided by financing activities was partially offset by the payment of $5,800,000 of the principal amount of the 9.6% Senior Notes on August 1, 1995.

         Accounts receivable, net of allowance for doubtful accounts, increased to $17,449,000 at November 25, 1995 from $12,584,000 at May 31, 1995. The increase was primarily due to the increase in net sales the Company experienced during the first twenty-six weeks of Fiscal 1996 and the timing of such sales.

         Inventories, which include raw materials, work-in-process, accessories and finished goods, increased to $18,807,000 at November 25, 1995 from $16,998,000 at May 31, 1995, primarily as a result of (i) an increase in finished goods related to the Company's new line of snowboard boots (which have a much higher cost per pair than the Company's other footwear inventory); (ii) an increased number of finished goods held for sale at the Company's retail stores; and (iii) an increased number of International Collection pairs needed to support increased sales volume. These increases in inventory were partially offset by a decrease in the Company's work-in-process inventory in connection with the closing of the Orange facility. See "Fiscal 1995 Restructuring."

         In the remainder of Fiscal 1996, the Company plans to open three to six new retail stores at an estimated aggregate cost of $200,000 - $500,000. The stores will be opened throughout the year and consist primarily of factory outlet stores. At the same time, the Company will continue to identify and close underperforming stores.

         The Company is currently exploring a number of systems-related projects, including a materials requirement planning system and shipping and warehouse systems, to further enhance its scheduling, manufacturing and distribution capabilities. While it is too early to estimate the depth, and therefore the cost of these projects, the Company estimates that these projects will be financed with internally generated funds.

SEASONALITY

         Historically, the Company's business has been somewhat seasonal, with the largest percentage of sales realized in the fourth and first fiscal quarters (March through August), the so-called "Spring and Summer" and "Back to School" months. However, with the introduction of the Company's line of snowboard boots, the seasonal aspects of the Company's business have been reduced, since sales of such boots are primarily recognized in the second and third fiscal quarters.

CERTAIN CONSIDERATIONS

         The Company operates in a highly competitive industry. Many of its competitors are significantly larger and have greater resources than the Company, including significantly larger marketing and advertising budgets. Management believes that, in order for the Company to compete more effectively, it must continue to devote more resources to developing and marketing products aimed at its core customers.

         Additionally, the Company's importation of product from foreign countries is subject to certain risks, such as export duties, quotas, and political instability. The Company cannot predict the likelihood of such developments occurring or their effect on the Company. See also "Liquidity and Capital Resources" for a discussion of the impact imported product has on the Company's liquidity.

         Also, the Company's future operating results may be affected by a number of other factors, including: uncertainties related to global economic conditions; the strength of its distribution channels; adverse weather conditions, which could negatively affect sales of snowboard boots; and the Company's ability to effectively manage expense growth relative to revenue growth. The Company typically ships a large portion of its products toward the end of the quarter, coinciding with peak spring, summer, back-to-school and holiday selling periods. Consequently, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an adverse effect on the trading price of its stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits.

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