Form 10-Q/A
period 1996-02-24
VANS INC
filed 1996-05-15
CIK 877273

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                                Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ________________

COMMISSION FILE NUMBER 0-19402

                                   VANS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     33-0272893
         (STATE OR OTHER JURISDICTION                        I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,739,084 shares of Common Stock, $.001 par value, as of April 4, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   VANS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 24, 1996 AND MAY 31, 1995

                                                                    FEBRUARY 24,       MAY 31,
                                                                        1996            1995
                                                                    ------------     -----------
ASSETS
Current assets:
  Cash............................................................  $    560,795     $ 3,279,843
  Accounts receivable, net of allowance for doubtful accounts and sales, returns and allowances of $1,061,179 and $812,631 at
     February 24, 1996 and May 31, 1995, respectively.............    18,441,931      12,584,244
  Inventories (note 2)............................................    17,529,043      16,997,738
  Income taxes receivable.........................................            --       3,530,128
  Deferred income taxes...........................................     1,615,000       1,615,000
  Prepaid expenses................................................       969,591         498,555
                                                                     -----------     -----------
          Total current assets....................................    39,116,360      38,505,508
Property, plant and equipment, net................................    10,753,385      10,747,450
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $32,538,807 and $31,966,872 at
  February 24, 1996 and May 31, 1995, respectively................    16,700,593      17,272,527
Deferred financing costs, net of accumulated amortization of
  $324,547 and $270,454 at February 24, 1996 and May 31, 1995,
  respectively....................................................       252,396         306,489
Property held for sale............................................     4,687,106       5,299,771
Other assets......................................................     1,199,216         934,290
                                                                     -----------     -----------
                                                                    $ 72,709,056     $73,066,035
                                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...........................................  $  5,953,408     $ 2,608,173
  Current portion of senior notes.................................     5,800,000       7,025,069
  Accounts payable................................................     6,352,877       8,579,473
  Accrued payroll and related expenses............................     1,851,737       2,026,229
  Restructuring costs.............................................     2,364,180       6,083,934
  Accrued workers' compensation...................................     1,012,902       1,540,046
  Accrued interest................................................       168,829         907,660
  Income taxes payable............................................     1,756,109              --
                                                                     -----------     -----------
          Total current liabilities...............................    25,260,042      28,770,584
Deferred income taxes.............................................     1,615,000       1,615,000
Capital lease obligation..........................................       333,900         441,384
Long-term credit facility.........................................     4,647,745              --
Senior notes......................................................    17,400,000      21,974,931
                                                                     -----------     -----------
                                                                      49,256,687      52,801,899
                                                                     -----------     -----------
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized
     (1,500,000 shares designated as Series A Junior Participating
     Preferred Stock), none issued and outstanding................            --              --
  Common stock, $.001 par value, 20,000,000 shares authorized,
     9,730,917 and 9,639,877 shares issued and outstanding at
     February 24, 1996 and May 31, 1995, respectively.............         9,731           9,640
  Additional paid-in capital......................................    47,357,631      46,803,649
  Accumulated deficit.............................................   (23,914,993)    (26,549,153)
                                                                     -----------     -----------
                                                                      23,452,369      20,264,136
                                                                     -----------     -----------
                                                                    $ 72,709,056     $73,066,035
                                                                     ===========     ===========

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          THIRTEEN WEEKS ENDED FEBRUARY 24, 1996 AND FEBRUARY 25, 1995

                                                                        THIRTEEN WEEKS ENDED
                                                                    -----------------------------
                                                                    FEBRUARY 24,     FEBRUARY 25,
                                                                        1996             1995
                                                                    ------------     ------------
Net sales.........................................................  $ 27,931,868     $ 21,732,576
Cost of sales.....................................................    16,752,503       12,634,862
                                                                     -----------      -----------
          Gross profit............................................    11,179,365        9,097,714
Operating expenses:
  Selling and distribution........................................     5,180,464        4,099,222
  Marketing, advertising and promotion............................     2,744,056        1,703,015
  General and administrative......................................     1,113,431        1,506,863
  Provision for doubtful accounts.................................        65,830          448,482
  Amortization of intangibles.....................................       190,645          410,332
                                                                     -----------      -----------
          Total operating expenses................................     9,294,426        8,167,914
                                                                     -----------      -----------
          Earnings from operations................................     1,884,939          929,800
Interest income...................................................        59,478            9,668
Interest and debt expense.........................................      (939,567)        (714,032)
Other income......................................................       496,043          428,542
                                                                     -----------      -----------
          Earnings before income taxes............................     1,500,893          653,978
Income tax expense................................................       600,357          261,591
                                                                     -----------      -----------
          Net earnings............................................       900,536          392,387
                                                                     ===========      ===========
Per share information (note 3):
Primary:
  Earnings per share..............................................  $       0.09     $       0.04
                                                                     ===========      ===========
  Weighted average common and common equivalent shares............    10,454,371        9,863,304
                                                                     ===========      ===========
Fully diluted:
  Earnings per share..............................................  $       0.08     $       0.04
                                                                     ===========      ===========
  Weighted average common and common equivalent shares............    10,613,426        9,894,394
                                                                     ===========      ===========

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
        THIRTY-NINE WEEKS ENDED FEBRUARY 24, 1996 AND FEBRUARY 25, 1995

                                                                       THIRTY-NINE WEEKS ENDED
                                                                    -----------------------------
                                                                    FEBRUARY 24,     FEBRUARY 25,
                                                                        1996             1995
                                                                    ------------     ------------
Net sales.........................................................  $ 85,433,783     $ 63,469,566
Cost of sales.....................................................    52,289,897       37,215,422
                                                                     -----------      -----------
          Gross profit............................................    33,143,886       26,254,144
Operating expenses:
  Selling and distribution........................................    17,518,527       12,842,232
  Marketing, advertising and promotion............................     5,816,744        3,559,091
  General and administrative......................................     3,645,049        4,606,734
  Provision for doubtful accounts.................................       245,086          518,320
  Amortization of intangibles.....................................       571,935        1,230,996
                                                                     -----------      -----------
          Total operating expenses................................    27,797,341       22,757,373
                                                                     -----------      -----------
          Earnings from operations................................     5,346,545        3,496,771
Interest income...................................................        59,478           81,634
Interest and debt expense.........................................    (2,452,216)      (2,142,089)
Other income......................................................     1,436,462        1,549,207
                                                                     -----------      -----------
          Earnings before income taxes............................     4,390,269        2,985,523
Income tax expense................................................     1,756,109        1,194,210
                                                                     -----------      -----------
          Net earnings............................................     2,634,160        1,791,313
                                                                     ===========      ===========
Per share information (note 3):
Primary:
     Earnings per share...........................................  $       0.26     $       0.18
                                                                     ===========      ===========
     Weighted average common and common equivalent shares.........    10,199,937        9,830,478
                                                                     ===========      ===========
Fully diluted:
     Earnings per share...........................................  $       0.25     $       0.18
                                                                     ===========      ===========
     Weighted average common and common equivalent shares.........    10,613,426        9,894,394
                                                                     ===========      ===========

                                   VANS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        THIRTY-NINE WEEKS ENDED FEBRUARY 24, 1996 AND FEBRUARY 25, 1995

                                                                       THIRTY-NINE WEEKS ENDED
                                                                     ---------------------------
                                                                     FEBRUARY 24,   FEBRUARY 25,
                                                                         1996           1995
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.....................................................  $  2,634,160   $  1,791,313
  Adjustments to reconcile net earnings to net cash used in
     operating activities:
     Depreciation and amortization.................................     2,378,234      3,287,362
     Amortization of deferred financing costs......................        54,093         54,093
     Provision for losses on accounts receivable and sales
      returns......................................................       245,086        518,320
     Provision for losses on inventories...........................                      300,000
     Changes in assets and liabilities:
       Accounts receivable.........................................    (6,106,235)      (379,994)
       Income taxes receivable.....................................     3,530,128        245,827
       Inventories.................................................      (531,305)   (10,264,123)
       Prepaid expenses............................................      (471,036)    (1,230,091)
       Other assets................................................      (264,926)     1,836,889
       Accounts payable............................................    (2,226,596)     3,540,717
       Accrued payroll and related expenses........................      (174,492)    (1,634,547)
       Accrued workers' compensation...............................      (527,144)       (12,974)
       Restructuring costs.........................................    (3,719,754)            --
       Accrued interest............................................      (738,831)      (744,169)
       Income taxes payable........................................     1,756,109             --
                                                                     ------------   ------------
          Net cash used in operating activities....................    (4,162,509)    (2,691,377)
                                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.......................    (1,913,251)    (2,489,036)
  Proceeds from sale of property held for sale.....................       717,143             --
                                                                     ------------   ------------
          Net cash used in investing activities....................    (1,196,108)    (2,489,036)
                                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings..............................     3,345,235      1,500,000
  Payments on capital lease obligations............................      (107,484)            --
  Proceeds from long-term credit facility..........................     4,647,745             --
  Principal payments on senior notes...............................    (5,800,000)            --
  Proceeds from issuance of common stock, net......................       554,073        244,410
                                                                     ------------   ------------
          Net cash provided by financing activities................     2,639,569      1,744,410
                                                                     ------------   ------------
          Net decrease in cash and cash equivalents................    (2,719,048)    (3,436,003)
  Cash and cash equivalents, beginning of period...................     3,279,843      7,129,172
                                                                     ------------   ------------
  Cash and cash equivalents, end of period.........................  $    560,795   $  3,693,169
                                                                     ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION -- AMOUNTS PAID FOR:
  Interest.........................................................  $  2,912,619   $  2,786,800
  Income taxes.....................................................  $     41,265   $    914,969

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

     2. Inventories are comprised of the following:

                                                                   FEBRUARY
                                                                      24,         MAY 31,
                                                                     1996          1995
                                                                  -----------   -----------
    Raw materials...............................................  $ 2,016,152   $ 1,978,760
    Work-in-process.............................................       81,337       695,995
    Finished goods..............................................   16,031,554    14,922,983
                                                                  -----------   -----------
                                                                   18,129,043    17,597,738
    Inventory reserves..........................................     (600,000)     (600,000)
                                                                  -----------   -----------
                                                                  $17,529,043   $16,997,738
                                                                   ==========    ==========

     3. Primary earnings per share are based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Common Stock during the period. Fully diluted earnings per share are based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the higher of the average or ending market price of the Company's Common Stock during the period.

     4. Subsequent to February 24, 1996 the Company obtained an additional secured credit facility from Ssangyong U.S.A. whereby Ssangyong U.S.A. will finance the Company's purchases of snowboard boots (the "Snowboard Boot Facility"). Under the Snowboard Boot Facility, Ssangyong U.S.A. will purchase, transport, warehouse, ship and collect payment for the snowboard boots, and will be reimbursed for the sum of: (i) its out-of-pocket costs incurred in connection with the foregoing (the "Ssangyong Costs"); (ii) interest on the Ssangyong Costs at the prime rate established by Citibank N.A. from time to time; and (iii) a handling fee equal to 3.5% of the F.O.B. price of the boots purchased. The Snowboard Boot Facility is secured by a first priority security interest in the boot inventory and the accounts receivable resulting from sales thereof, and a second priority security interest in the Company's general intangibles. At no time may the sum of (i) the outstanding balance of the Ssangyong Costs, plus
(ii) aggregate outstanding letters of credit under the Snowboard Boot Facility, minus letters of credit opened by the Company's foreign distributors, exceed $7 million. The Snowboard Boot Facility expires on March 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Vans, Inc. is a leading designer, manufacturer and distributor of a collection of high quality casual and active-casual footwear for men, women and children, as well as performance footwear for enthusiasts of

- ---------------

*Vans is a registered trademark of Vans, Inc.

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

     The Company is attempting to sell the Orange Facility and anticipates that, if such sale is consummated, its administrative personnel will be primarily relocated to space near the Company's City of Industry, California distribution center. The Company is in preliminary negotiations with several potential buyers of the Orange Facility. The Company cannot currently estimate when such negotiations may result in a purchase agreement, if at all. The expected cost of disposal of the Orange Facility is estimated at approximately $300,000 which consists primarily of a 6% sales commission and legal fees. As of February 24, 1996, the property held for sale is recorded at its estimated net realizable value of $4,687,000, inclusive of an estimated loss reserve of $3,271,000. The Company believes that the property is fairly stated at its lower of cost or market.

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

RESULTS OF OPERATIONS

THIRTEEN-WEEKS ENDED FEBRUARY 24, 1996 ("Q3 FISCAL 1996") COMPARED TO THIRTEEN-WEEKS ENDED FEBRUARY 25, 1995 ("Q3 FISCAL 1995")

NET SALES

     Net sales for Q3 fiscal 1996 increased 28.5% to $27.9 million, compared to $21.7 million for the same period in fiscal 1995. The sales increase was primarily driven by (i) domestic and international sales of the International Collection, which increased from approximately $5.3 million, or 24.4% of net sales, for Q3 fiscal 1995, to approximately $18.3 million, or 65.5% of net sales, for Q3 fiscal 1996; and (ii) the continued strengthening of the VANS brand name worldwide, which led to a 152.8% increase in International sales on a period-to-period basis, as discussed below.

     Sales to national accounts were relatively even at $11.8 million, compared to $12.0 million for the comparable period of fiscal 1995. National sales were adversely impacted by: (i) the Company's on-going liquidity constraints, which forced the Company to delay purchases of International Collection footwear in Q3 fiscal 1996 (see "-- Liquidity and Capital Resources"); (ii) the generally poor retail environment that existed during this period; and (iii) the existence of a relatively large amount of close-out sales in Q3 fiscal 1995, which resulted from the Company's inventory imbalance between domestic and foreign-produced footwear. The Company did not experience a similar amount of close-out sales in Q3 fiscal 1996.

     Sales to international distributors increased 152.8% to $8.8 million for Q3 Fiscal 1996, compared to $3.5 million for the same period a year ago. Increased sales to Germany, France, Canada and the United Kingdom were the principal reasons for the increase.

     Sales through the Company's 80-store retail chain (as of February 24, 1996) increased 17.1% to $7.3 million, up from $6.2 million for Q3 fiscal 1995. Comparable store sales (sales at stores open one year or more) were up 10.5% for the quarter. Comparable store sales increased for each of the Company's conventional mall and free standing stores, factory outlet and clearance stores.

GROSS PROFIT

     Gross profit increased 22.9% to $11.2 million in Q3 fiscal 1996 from $9.1 million in Q3 fiscal 1995. As a percentage of net sales, gross profit decreased to 40.0% for Q3 fiscal 1996 from 41.9% for the comparable period a year ago. Margins were adversely impacted by: (i) a significant shift in the sales mix of the Company's distribution channels towards lower gross margin sales to international distributors who absorb certain operating expenses which would otherwise be absorbed by the Company; and (ii) increased discounts offered to customers who book orders either 120 days or 150 days in advance under the Company's new futures program. These decreases were partially offset by the higher gross margins associated with sales of the International Collection throughout all of the Company's distribution channels.

EARNINGS FROM OPERATIONS

     Earnings from operations increased 102.7% to $1.9 million in Q3 fiscal 1996 from $930,000 in Q3 fiscal 1995. As a percentage of sales, earnings from operations increased to 6.7% in Q3 fiscal 1996 from 4.3% in the comparable period in fiscal 1995. Operating expenses increased 13.8% to $9.3 million in Q3 fiscal 1996 from $8.2 million in Q3 fiscal 1995. The increase was primarily the result of the following factors: (i) increased distribution costs related to the operation of the Company's City of Industry distribution facility, which was not in operation in Q3 fiscal 1995; (ii) increased costs related to the operation of five new out-of-state retail stores that did not exist in Q3 fiscal 1995; and
(iii) increased advertising expenditures to support the Company's snowboard boot line. These increases were partially offset by a decrease in general and administrative expenses related primarily to reduced personnel costs and a decrease in amortization of intangibles from $410,000 to $191,000 on a period-to-period basis as a result of the write-off of the Orange Facility Goodwill at May 31, 1995. See "-- Overview."

INTEREST AND DEBT EXPENSE

     Interest and debt expense increased to approximately $940,000 in Q3 fiscal 1996, as compared to $714,000 in Q3 fiscal 1995. The increase was attributable to interest expense payments made to the Company's secured and unsecured lenders on debt that did not exist in Q3 fiscal 1995. These increases were partially offset by the lower interest expense resulting from the payment of $5.8 million of principal of the Senior Notes made on August 1, 1995. See "-- Liquidity and Capital Resources."

OTHER INCOME

     Other income increased 15.8% to $496,000 in Q3 fiscal 1996 from $429,000 in Q3 fiscal 1995, primarily due to increased royalty income.

INCOME TAX EXPENSE

     Income tax expense increased to approximately $600,000 for Q3 fiscal 1996 from approximately $262,000 for Q3 fiscal 1995, as a result of increased earnings.

THIRTY-NINE WEEKS ENDED FEBRUARY 24, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED FEBRUARY 25, 1995

     NET SALES

     Net sales increased 34.6% to $85.4 million in the first thirty-nine weeks of fiscal 1996 from $63.5 million in the first thirty-nine weeks of fiscal 1995. The sales increase was primarily driven by the Company's product line expansion through the introduction of the International Collection and snowboard boots, which represent new markets and product lines for the Company as well as increased sales through each of the Company's three distribution channels.

     Domestic and international sales of the International Collection increased from approximately $9.4 million, or 14.8% of net sales, for the first thirty-nine weeks of fiscal 1995 to approximately $47.4 million, or 55.5% of net sales, for the first thirty-nine weeks of fiscal 1996, and sales of the Company's recently introduced line of snowboard boots increased from approximately $276,000 for the first thirty-nine weeks of fiscal 1995, or 0.4% of net sales, to approximately $7.1 million, or 8.3% of net sales, for the comparable current fiscal period.

     Sales to national accounts for the first thirty-nine weeks of fiscal 1996 increased 31.2% to $46.0 million, compared to $35.0 million for the comparable period in fiscal 1995. Increased volume of sales to existing accounts were primarily responsible for the increase. Sales to national accounts were relatively even in the third fiscal quarter of the period, compared to the same period of the previous year due to: (i) the Company's working capital constraints, which forced the Company to delay purchases of International Collection goods in the period (see "--Liquidity and Capital Resources"); (ii) the generally soft national retail environment that existed during the third fiscal quarter; and (iii) the existence of a relatively large amount of close-out sales in the third quarter of fiscal 1995, which resulted from the Company's inventory imbalance between domestic and foreign-produced footwear. See "--Overview." The Company did not experience a similar amount of close-out sales in the third quarter of fiscal 1996.

     Sales to international distributors increased 67.9% to $18.2 million for the first thirty-nine weeks of fiscal 1996 from $10.8 million for the same period of fiscal 1995. Increased sales to Germany, France, Canada and the United Kingdom were the principal reasons for the increase.

     Sales through the Company's 80-store retail chain (as of February 24, 1996) increased 20.9% to $21.3 million during the first thirty-nine weeks of fiscal 1996, as compared to $17.6 million for the first thirty-nine weeks of fiscal 1995. Comparable store sales (sales at stores open one year or more) increased 11.4% from the prior period. Comparable store sales increased for each of the Company's conventional mall and free standing stores, factory outlet and clearance stores.

     GROSS PROFIT

     Gross profit increased 26.2% to $33.1 million in the first thirty-nine weeks of fiscal 1996 from $26.3 million in the first thirty-nine weeks of fiscal 1995. As a percentage of net sales, gross profit decreased to 38.8% for the first thirty-nine weeks of fiscal 1996 from 41.4% for the comparable period a year ago. Margins were adversely impacted by: (i) the operation of the Orange Facility for the first two months of fiscal 1996, as required by the Federal Worker Adjustment and Retraining Notification Act, after announcing the closure of such facility (see "--Overview"); (ii) the ramp-up of production at the Vista Facility due to the transfer of production from the Orange Facility (see "--Overview"); (iii) a significant shift in the sales mix of the Company's distribution channels towards lower gross margin sales to international distributors who absorb certain operating expenses which would otherwise be absorbed by the Company; (iv) a shift in product mix to lower gross margin snowboard boots; and (v) increased discounts offered to customers who book orders either 120 days or 150 days in advance under the Company's new futures program. These decreases were partially offset by the higher gross margins associated with sales of International Collection footwear throughout all of the Company's distribution channels.

     EARNINGS FROM OPERATIONS

     Earnings from operations increased 52.9% to $5.3 million in the first thirty-nine weeks of fiscal 1996 from $3.5 million in the first thirty-nine weeks of fiscal 1995. As a percentage of net sales, earnings from operations were relatively even at 6.3% for the first thirty-nine weeks of fiscal 1996 versus 5.5% for the comparable period in fiscal 1995. Operating expenses increased 22.1% to $27.8 million in the first thirty-nine weeks of fiscal 1996 from $22.8 million in the first thirty-nine weeks of fiscal 1995. The increase was primarily the result of the following factors: (i) a $2.3 million increase in marketing and advertising expense to support the Company's sales growth and the introduction of the snowboard boot line; (ii) increased distribution costs related to the operation of the Company's City of Industry distribution facility, which did not exist in the first thirty-nine weeks of fiscal 1995;
(iii) increased commissions to independent sales representatives due to increased sales to national accounts; and (iv) costs of increased personnel, primarily in the design and marketing groups, to manage the Company's sales growth. These increases were partially offset by a decrease in the amortization of intangibles from $1.2 million to $572,000 on a period-to-period basis as a result of the write-off of the Orange Facility Goodwill on May 31, 1995. See "--Overview."

     OTHER INCOME

     Other income decreased $113,000 to $1.4 million in the first thirty-nine weeks of fiscal 1996 from the first thirty-nine weeks of fiscal 1995, due to the absence of a one-time benefit of $572,000 of litigation recovery received in the second quarter of fiscal 1995, partially offset by an increase in royalty income.

     INTEREST AND DEBT EXPENSE

     Interest and debt expense increased by $310,000 to $2.5 million in the first thirty-nine weeks of fiscal 1996 from the first thirty-nine weeks of fiscal 1995, due to higher levels of secured and unsecured debt. These increases were partially offset by the lower interest expense resulting from the repayment of $5.8 million of principal of the Company's 9.6% senior notes due August 1, 1999 (the "Senior Notes") made on August 1, 1995.

     INCOME TAX EXPENSE

     Income tax expense increased to $1.8 million for the first thirty-nine weeks of fiscal 1996 from $1.2 million for the comparable period of the prior fiscal year, as a result of increased earnings.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

     The Company finances its operations with a combination of cash flow from operations and borrowings. The Company experienced an outflow of cash from operating activities of $4.2 million during the first thirty-nine weeks of fiscal 1996, compared to an outflow of cash of $2.7 million for the same period in fiscal 1995. The cash used in operations was primarily the result of: (i) an increase in net accounts receivable to $18.4 million at February 24, 1996 from $12.6 million at May 31, 1995, as described below; (ii) an increase in inventory to $17.5 million at February 24, 1996 from $17.0 million at May 31, 1995, as described below; (iii) an increase in prepaid expenses; and (iv) decreases in the restructuring cost accrual, accounts payable, accrued interest and accrued workers' compensation. Cash used in operations was partially offset by the decrease in income taxes receivable and an increase in income taxes payable.

     The increase in accounts receivable was primarily due to: (i) the increase in net sales the Company experienced during the first thirty-nine weeks of fiscal 1996 and the timing of such sales; (ii) sales of snowboard boots to specialty retailers which have longer payment terms than the Company's traditional distribution channels; and (iii) increased sales to accounts in the Eastern United States which receive payment terms of an additional 15 days.

     The increase in inventories was primarily due to: (i) an increased number of finished goods held for sale at the Company's retail stores in order to improve in-stock selection and availability; (ii) an increased average cost of finished goods resulting from a product mix shift to include higher cost snowboard boots; and (iii) an increased number of International Collection shoes needed to support increased sales volume. These increases in inventory were partially offset by a decrease in the Company's work-in-process inventory and a decrease in domestically-produced footwear in connection with the closing of the Orange Facility. See "--Overview."

     The Company had a net outflow of cash from investing activities of $1.2 million during the first thirty-nine weeks of fiscal 1996, compared to an outflow of cash of $2.5 million for the same period in fiscal 1995, due to an increase in capital expenditures. Capital expenditures for the first thirty-nine weeks of fiscal 1996 primarily consisted of: (i) the ramp-up of production at the Vista Facility in connection with the Company's restructuring (see "--Overview"); (ii) the opening of two new retail mall stores and five new factory outlet stores; and (iii) the remodeling of three existing mall stores.

     The Company had a net inflow of cash from financing activities of $2.6 million during the first thirty-nine weeks of fiscal 1996, compared to an inflow of cash of $1.7 million for the same period in fiscal 1995. The cash provided by financing activities was primarily the result of $4.6 million of proceeds from the Secured Line of Credit and $3.3 million of proceeds from the Unsecured Credit Facility. See "--Borrowings." Cash provided by financing activities was partially offset by the repayment of $5.8 million of the principal amount of the Senior Notes on August 1, 1995.

     The Company experienced an outflow of cash from operating activities of $4.2 million in fiscal 1995, compared to an inflow of cash from operations of $4.0 million and $11.2 million in fiscal 1994 and 1993, respectively. Cash used in operations in fiscal 1995 was the result of the net loss incurred, net of non-cash items, primarily the goodwill write-off, depreciation and amortization and restructuring costs; and increases in inventories, income taxes receivable and deferred income taxes. Cash used in operations in fiscal 1995 was partially offset by a decrease in other assets and increases in accounts payable. Cash provided by operations in fiscal 1994 was primarily the result of net earnings and increases in accrued payroll and related expenses and decreases in income taxes receivable and deferred taxes, offset by increases in accounts receivable and inventories and a decrease in accounts payable. Cash provided from operations in fiscal 1993 was primarily the result of net earnings and increases in accounts payable and accrued workers' compensation benefits, and decreases in marketable securities and inventories, offset by increases in income taxes receivable and deferred income taxes and decreases in accrued payroll and related expenses, accrued bonuses and income taxes payable.

     The Company had a net outflow of cash from investing activities for each of the three years ended May 31, 1995, principally due to capital expenditures.

     The Company had a net inflow of cash from financing activities in each of the three years ended May 31, 1995, primarily due to net proceeds from the issuance of Common Stock in all three years and, in fiscal 1995, proceeds from short-term borrowings.

     BORROWINGS

     The Secured Line of Credit was established in July 1995, and, as amended, permits the Company to borrow amounts up to the lesser of 80% of eligible accounts receivable or $10 million. The Company pays interest on the debt incurred under the Secured Line of Credit at the prime rate established by the Bank from time to time. The Company has the option to pay interest at a rate tied to the LIBOR rate. Under the agreement establishing the Secured Line of Credit, as amended, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. Debt incurred under the Secured Line of Credit is due and payable on July 1, 1997. At February 24, 1996, the Company had drawn down $4.6 million under the Secured Line of Credit (on such date, the prime rate was 8.25% per annum). The Company intends to repay the outstanding balance under the Secured Line of Credit with the net proceeds from this Offering. See "Use of Proceeds."

     The Unsecured Credit Facility with Ssangyong is used to support the purchase of footwear. The interest rate on debt incurred under the Unsecured Credit Facility increases based on the amount of debt incurred. Assuming full utilization of the Unsecured Credit Facility, the Company will pay an effective interest rate of 14.8% per annum. Balances under the Unsecured Credit Facility are due within 60 days from the date of incurrence. Interest on amounts outstanding under the Unsecured Credit Facility is calculated on the full maturity period regardless of when payment is received within the 60 day term of each loan. The Unsecured Credit Facility expires on April 26, 1997. Pursuant to an amendment to the agreement with Ssangyong, the Unsecured Credit Facility was increased from $4.0 to $6.0 million. The Company intends to utilize the improved liquidity that will result from payment of the outstanding balance due under the Secured Line of Credit with the net proceeds from this Offering to repay balances outstanding under the Unsecured Credit Facility as they become due. See "Use of Proceeds."

     The Company recently obtained an additional secured credit facility from Ssangyong U.S.A. whereby Ssangyong U.S.A. will finance the Company's purchases of snowboard boots (the "Snowboard Boot Facility"). Under the Snowboard Boot Facility, Ssangyong U.S.A. will purchase, transport, warehouse, ship and collect payment for the snowboard boots, and will be reimbursed for the sum of: (i) its out-of-pocket costs incurred in connection with the foregoing (the "Ssangyong Costs"); (ii) interest on the Ssangyong Costs at the prime rate established by Citibank N.A. from time to time; and (iii) a handling fee equal to 3.5% of the F.O.B. price of the boots purchased. The Snowboard Boot Facility is secured by a first priority security interest in the boot inventory and the accounts receivable resulting from sales thereof, and a second priority security interest in the Company's general intangibles. At no time may the sum of: (i) the outstanding balance of the Ssangyong Costs, plus (ii) aggregate outstanding letters of credit under the Snowboard Boot Facility, minus letters of credit opened by the Company's foreign distributors, exceed $7 million. The Snowboard Boot Facility expires on March 28, 1997.

     At February 24, 1996, the Company had outstanding $23.2 million principal amount of the Senior Notes. Interest on such Senior Notes is payable on February 1 and August 1 of each year. On August 1, 1995, the Company paid the first installment of principal of the Senior Notes of $5.8 million, along with $1.4 million accrued interest. On February 1, 1996, the Company paid $1.1 million of accrued interest. Equal additional installments of principal are due on August 1, 1996, 1997 and 1998, with remaining principal plus accrued interest due on August 1, 1999. The agreements governing the Senior Notes restrict the Company's ability to declare dividends and require the Company to maintain certain financial covenants. The Senior Notes are secured by a first priority security interest in the Company's general intangibles and equipment. Additionally, the Note holders have the right to place a Deed of Trust on the Orange Facility to further secure the Senior Notes. The Company intends to repay the Senior Notes with the proceeds from this Offering. As a result of the repayment in full of the Senior Notes, the Company will recognize, during the quarter in which the repayment occurs, an extraordinary pre-tax loss on early extinguishment of debt of approximately $1.9 million ($1.1 million after tax). See "Use of Proceeds." As of May 31, 1995, as a result of the $20.0 million goodwill write-off and $10.0 million of restructuring costs in the fourth quarter of fiscal 1995 in connection with the closure of the Orange Facility, and the $6.3 million inventory write-down in the fourth quarter of fiscal 1995, the Company was not in compliance with certain financial covenants of the Senior Notes and a bank agreement which expired in July 1995. The holders of the Senior Notes and the bank waived the default so that the Company was in compliance with the Senior Notes and the debt agreement as of May 31, 1995. Effective as of February 24, 1996, the Company, the Bank and the holders of the Senior Notes amended the agreements governing the Secured Line of Credit and the Senior Notes to modify the Fixed Charge Coverage Ratio covenant under both agreements.

     CURRENT CASH POSITION

     The Company's cash position was $561,000 as of February 24, 1996, exclusive of approximately $680,000 of long-term marketable securities included in other assets in the consolidated balance sheet which secures a bond maintained by the Company in connection with its self-insured workers' compensation plan. The Company's cash position has, in the past 18 months, been partially impacted by the increased working capital requirements caused by the rapid sales growth of the imported International Collection. These working capital constraints, in turn, adversely impacted sales to the Company's national accounts in the third quarter of fiscal 1996 because the Company had previously committed a significant portion of its available funds to support increased international sales which were placed earlier in the quarter than national sales. See "Risk Factors--Working Capital Constraints" and "--Results of Operation--Thirty-Nine Weeks Ended February 24, 1996 Compared to Thirty-Nine Weeks Ended February 25, 1995--Net Sales." Because the International Collection is imported, there are greater timing differences between the payment for goods and the receipt of cash from sales of such goods than if produced domestically. Additionally, because payment terms in the ski and snow industry are longer than the Company's traditional distribution channels, there are even greater timing differences between payment for the Company's new line of snowboard boots and the receipt of cash from sales of such boots.

     The Company anticipates that the application of the net proceeds from this Offering to repay debt should alleviate the Company's working capital constraints to a large extent for the next 12 months. In addition, the Company will attempt to increase the amount available under the Secured Line of Credit, however, there can be no assurance that it will be successful in doing so. See "Use of Proceeds." For the foreseeable future, the Company believes that cash from operations together with borrowings from its Secured Line of Credit and other credit facilities should be sufficient to meet its working capital needs. If this Offering is not completed, the Company will require other financing to support its growth and satisfy the Company's other cash requirements. There can be no assurance that such financing will be available, or that if it is available, it will be on terms acceptable to the Company.

     CAPITAL EXPENDITURES

     For the thirty-nine week period ended February 24, 1996, the Company's capital expenditures were $1.9 million. In the remainder of fiscal 1996, the Company plans to open three new factory outlet stores at an estimated aggregate cost of $250,000. The Company does not anticipate a significant increase in the level of capital expenditures in fiscal 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

    27       Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          By:             VANS, INC.
                                              ----------------------------------
                                                         (Registrant)

                                                            NAME
                                              ----------------------------------


Date: May 15, 1996                        By:        /s/  CRAIG E. GOSSELIN
                                              ----------------------------------
                                              Craig E. Gosselin
                                              Vice President and General Counsel