Form 10-K/A
period 1995-05-31
VANS INC
filed 1996-05-16
CIK 877273

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K/A

                               AMENDMENT NO. 2

(Mark One)

[xx] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended May 31, 1995, or

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required)

         For the transition period from                  to
                                         ---------------     ---------------

Commission File Number 0-19402
                       -------

                                   VANS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                             33-0272893
- --------------------------------                                ----------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                         Identification Number)


2095 Batavia Street, Orange, California                               92665-3101
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

                                 (714) 974-7414
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:

                   Common Stock, $.001 par value per share
                   ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES   X     NO
            -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

The approximate aggregate market value of the Common Stock held by non-affiliates of registrant (computed based on the average bid and asked prices of the Common Stock, as reported on the NASDAQ National Market System on August 16, 1995), is $42,206,086.

The number of shares of registrant's Common Stock outstanding at August 28, 1995 is 9,646,917.

                     Documents Incorporated By Reference:

Portions of registrant's 1995 Annual Report to Stockholders for the Fiscal Year Ended May 31, 1995 are incorporated by reference into Part II of this report; portions of registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this report; and certain exhibits are incorporated by reference into Part IV of this report.

                                   PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FISCAL YEAR 1995 AS COMPARED TO FISCAL YEAR 1994

     NET SALES

     Net sales increased 9.4% to $88.1 million in fiscal 1995 from $80.5 million in fiscal 1994. In the first quarter of fiscal 1995, the Company began importing the International Collection. The sales increase experienced in fiscal 1995 is primarily attributed to sales of this new line of footwear. See "--Overview."

     Sales to national accounts increased 15.4% from $43.7 million in fiscal 1994 to $50.5 million in fiscal 1995. Sales to large national chains, such as Kinney, Foot Locker, and Mervyn's, continued to increase during the year. At the same time, new national and regional customers were developed, further expanding the VANS brand name and generating increased sales.

     International sales decreased 6.9% in fiscal 1995 to $12.9 million from $13.9 million in fiscal 1994. Increases in sales to Japan, Germany and England were not sufficient to offset the continuing decline in sales to Mexico and Canada, which fell from an aggregate of $6.1 million in fiscal 1994 to an aggregate of $1.5 million in fiscal 1995.

     Sales through the Company's 79 retail stores (as of May 31, 1995) increased 8.0% to $24.6 million in fiscal 1995 from $22.8 million in fiscal 1994. Comparable store sales (stores open one year or more) increased approximately 1.0% for fiscal 1995, the first positive year-to-year comparison since fiscal 1992. Comparable store sales per square foot in fiscal 1995 increased to $224 from $221 in fiscal 1994. The Company opened four new mall and five new factory outlet stores in fiscal 1995, while closing eight locations as part of its ongoing program to eliminate underperforming stores. The increase in retail sales in fiscal 1995 is primarily attributed to the Company's strategy of focusing on mall and factory outlet stores, which had comparable store increases of 10.1% and 8.5%, respectively, for the year.

     GROSS PROFIT

     Gross profit was $27.7 million in fiscal 1995 as compared to $31.7 million in fiscal 1994. As a percentage of net sales, gross profit decreased to 31.5% in fiscal 1995 from 39.4% in fiscal 1994. As previously discussed, the rapid growth in demand for foreign-sourced products experienced in fiscal 1995 caused an imbalance in inventories and domestic production overcapacity. Gross profit was primarily impacted by: (i) an approximately $6.3 million write-down of domestic inventory in the fourth quarter to realign inventories; and (ii) under-absorption in the Company's domestic manufacturing plants in the fourth quarter due to production overcapacity. These factors were partially offset by increased margins on foreign-sourced products. Due to the impact of the fourth quarter charges, a year-to-year comparison of gross profit contribution by sales channel is not meaningful.

     EARNINGS (LOSS) FROM OPERATIONS

     Losses from operations were $38.4 million in fiscal 1995 compared to earnings of $4.0 million in fiscal 1994. Operating expenses increased 139.0% to $66.1 million in fiscal 1995 from $27.7 million in fiscal 1994. Operating expenses were primarily impacted by the restructuring costs of $30.0 million recognized in the fourth quarter of fiscal 1995. See "-- Overview." Operating expenses were also impacted by: (i) the cost of opening the new City of Industry distribution center; (ii) increased personnel, travel expenditures, and sales commissions associated with new product lines and the sales increase described above; (iii) $1.5 million in increased marketing, advertising and promotion expenditures; (iv) $850,000 in separation payments included in general and administrative expenses in connection with the departure of two senior executives; and (v) a $841,000 increase in the provision for doubtful accounts, $441,000 of which was attributable to the portion of accounts receivable deemed to be uncollectible and $400,000 of which was to settle the Company's account with Marathon Sports (U.S.A.), Inc. ("Marathon") its distributor in Mexico. In the third quarter of fiscal 1995 it became apparent to the Company that the full amount of the Marathon receivable was not collectible. Economic conditions in Mexico were in decline and the Mexican peso was losing value, making it more difficult for Marathon to collect payment for shoes sold by it. As a result, the Company entered into an agreement with Marathon whereby Marathon, in full satisfaction of its obligations to the Company: (i) paid the Company $600,000 upon execution of a new distribution agreement; (ii) executed a guaranty promissory note for $275,000, guaranteed by the owners of Marathon and secured by a Deed of Trust on their personal residence; and (iii) returned 50,000 pairs of shoes to the Company.

     OTHER INCOME

     Other income increased $910,000 to $1.6 million in fiscal 1995 from $712,000 in fiscal 1994, primarily due to a one-time benefit of $572,000 of litigation recovery received in the second quarter of fiscal 1995.

     INCOME TAX EXPENSE (BENEFIT)

     Income taxes decreased from an expense of $700,000 in fiscal 1994 to a benefit of $2.5 million in fiscal 1995 primarily as a result of the fiscal 1995 loss. See "--Overview" and Note 9 of Notes to Consolidated Financial Statements.

FISCAL YEAR 1994 AS COMPARED TO FISCAL YEAR 1993

     NET SALES

     Net sales decreased 7.0% to $80.5 million in fiscal 1994 from $86.6 million in fiscal 1993. During fiscal 1994 new fashion-forward products, introduced early in the year, began to gain consumer acceptance in the marketplace, particularly in the Company's women's business, which increased approximately 29.0% on a year-to-year basis.

     Sales to national accounts increased 7.1% to $43.7 million in fiscal 1994 from $40.8 million in fiscal 1993. The increase was primarily attributed to sales to the Company's top ten accounts, which improved by 38.1% during the fiscal year, reflecting the increasing acceptance of the Company's product line by major retailers.

     International sales in fiscal 1994, including direct sales to Mexico, decreased 36.3% to $13.9 million in fiscal 1994 from $21.8 million in fiscal 1993. Continued softness in the Company's Mexico and Canadian business was attributed to the rationalization of excess inventory by its competitors. Other export sales for the year were comparable to sales for fiscal 1993, and sales to Japan remained strong, increasing 24.7% from $3.5 million in fiscal 1993 to $4.4 million in fiscal 1994.

     Sales through the Company's 77-store retail chain (as of May 31, 1994) decreased 4.5% to $22.8 million in fiscal 1994 from $23.9 million in fiscal 1993. Comparable store sales (stores open one year or more) were down 2.3% for the year, but reflected an improving trend each quarter. Comparable store sales per square foot decreased to $221 in fiscal 1994 from $226 in fiscal 1993. Comparable mall store sales during the year, however, moved from a decrease of 20.9% for the first quarter of the year to an increase of 2.2% for the fourth quarter, and the Company's new factory store outlets generally performed above expectations. The Company opened nine new stores during fiscal 1994, all of which were mall stores or factory outlets, and closed 10 stores during fiscal 1994 as part of its ongoing program to eliminate underperforming stores.

     GROSS PROFIT

     Gross profit was $31.7 million in fiscal 1994 compared to $37.8 million in fiscal 1993. As a percentage of net sales, gross profit decreased to 39.4% in fiscal 1994 from 43.7% in fiscal 1993. Gross profit continued to be impacted by:
(i) the higher cost of new, more complex fashion-forward products, which tend to result in a higher variable cost per pair; (ii) the shift in the Company's customer base to larger wholesale accounts that receive larger discounts; (iii) a shift in product mix to lower margin shoe styles; (iv) a more aggressive promotion strategy adopted by the Company to stimulate sales; (v) unabsorbed overhead due to lower run-rates at both of the Company's domestic manufacturing facilities; and (vi) shifts in the sales mix of the Company's distribution channels. The gross profit on shoes sold in Company-owned retail stores decreased in fiscal 1994 to 56.1% from 61.5% in fiscal 1993. The gross margin on shoes sold through the Company's other distribution channels decreased to 32.8% in fiscal 1994 from 38.8% in fiscal 1993. The Company estimates that, after deducting the selling and distribution expenses applicable to each distribution channel from the corresponding gross margin, the gross profit contribution from Company-owned retail stores decreased to 3.2% in fiscal 1994 from 15.7% in fiscal 1993. At the same time, the contribution to gross profit from the Company's other distribution channels decreased to 23.6% in fiscal 1994 from 28.1% in fiscal 1993.

     EARNINGS FROM OPERATIONS


     Earnings from operations were $4.0 million in fiscal 1994 compared to $5.8 million in fiscal 1993. As a percentage of net sales, earnings from operations decreased from 6.7% in fiscal 1993 to 5.0% in fiscal 1994. Operating expenses decreased 13.5% to $27.7 million in fiscal 1994 from $32.0 million in fiscal 1993. The decrease was primarily due to: (i) general overall cost reductions, and reduced legal, consulting and advertising expenses; (ii) expenses of approximately $525,000 in the third quarter of fiscal 1993 for the bankruptcy action of a major account; (iii) a provision that was established in the third quarter of fiscal 1993 in connection with an investigation of the Company's employment practices by the Immigration and Naturalization Service; and (iv) the opening of the Vista Facility in fiscal 1994. The decrease was partially offset by increased expenses associated with the implementation of the initial program to upgrade the Company's management information systems and increased retail store expenditures related to the re-styling of existing stores, opening of new stores and a reserve established for the closing of existing stores.



     OTHER INCOME



     Other income decreased $199,000 to $712,000 in fiscal 1994, from $911,000 in fiscal 1993, primarily due to the absence of a one-time benefit of $265,000 of litigation recovery received in the second quarter of fiscal 1993.


     INCOME TAX EXPENSE

     Income tax expense decreased to $700,000, or 34.0% of earnings before income taxes, in fiscal 1994, compared to $1.3 million, or 32.7% of earnings before income taxes, in fiscal 1993. Income tax expense decreased due to: (i) a decrease in earnings from operations; (ii) non-cash compensation deductions of $538,000 on incentive stock options recognized for tax purposes in fiscal 1991 and for which no income tax benefit was originally recorded; and (iii) a research and development tax credit for the design of the Vista Facility.

LIQUIDITY AND CAPITAL RESOURCES.

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

        At May 31, 1995, the Company maintained a $3,000,000 unsecured line of credit with another bank which was utilized to place letters of credit for the purchase of product. Borrowings under this line were $2,608,000 at May 31, 1995. Fees under the line were equal to 1/8% of the face amount of the underlying letter of credit. Interest was payable at prime plus 3% for letters of credit with extended terms. The Company failed to comply with certain financial covenants required under the credit agreement at May 31, 1995, but the bank waived such non-compliance. The line expired on July 15, 1995.

        The Company has a $4,000,000 unsecured revolving credit facility with Ssanyong Corporation, a South Korean corporation, which is utilized to support the purchase of product. Assuming full utilization of the line, the Company will pay an effective interest rate of 15.6% per annum on the debt incurred under the facility, comprised of (i) an annual fee of 10% payable at the time of the first draw thereunder, and (ii) annual interest of 5.6% on the outstanding debt. The facility expires on April 26, 1997. There were no outstanding borrowings under the facility at May 31, 1995.

        At May 31, 1995, the Company had outstanding $29.0 million of the 9.6% Senior Notes. Interest on such Notes is payable on February 1 and August 1 of each year. On August 1, 1995, the Company paid the first installment of principal of the Notes ($5.8 million), along with $1.4 million of interest also due on that date. Equal additional installments of principal are due on August 1, 1996, 1997 and 1998, with remaining principal plus accrued interest due on August 1, 1999. The Company paid aggregate interest of $2,784,000 on the 9.6% Senior Notes during fiscal 1995.

         The agreements governing the 9.6% Senior Notes restrict the Company's ability to declare dividends and require the Company to maintain certain financial covenants. The Company was not in compliance with such covenants as of May 31, 1995. However, in July 1995, the Company and the holders of the 9.6% Senior Notes entered into an agreement whereby the Noteholders permitted the Company to obtain the Secured Bank Line, waived the Company's non-compliance, and reset the financial covenants in exchange for the Company's agreement to (i) make its scheduled August 1 principal and interest payments; (ii) pay the proceeds of the sale of the Orange facility to the 9.6% Senior Noteholders; and
(iii) pay the Noteholders one-half of the proceeds of the tax refund the Company received as a result of the write-downs it took at the end of fiscal 1995 on or before September 15, 1995.

        The Company's cash position was $3,960,000 at May 31, 1995, including approximately $680,000 of restricted cash included in other assets in the consolidated financial statements which related to the Company's self-insured workers' compensation plan. In connection with the self-insurance, the Company maintains a $2,304,000 surety bond which is secured by $680,000 in long-term marketable securities. The Company believes that cash from operations, coupled with its current level of financing, is sufficient to satisfy its anticipated cash needs for the remainder of fiscal 1996, including the payment of interest on the 9.6% Senior Notes. However, if the Company experiences significant growth in fiscal 1996, additional financing may be required by operating activities.

        The Company experienced an outflow of cash from operating activities of $4,225,000 in fiscal 1995, compared to an inflow of cash from operations of $3,989,000 and $11,210,000 in fiscal 1994 and 1993, respectively. Cash used in operations in fiscal 1995 was the result of the net loss incurred, net of non-cash items, primarily the goodwill write-off, depreciation and amortization, and restructuring costs; and increases in inventories, income taxes receivable and deferred income taxes. Cash used in operations in fiscal 1995 was partially offset by a decrease in other assets and increases in accounts payable. Cash provided by operations in fiscal 1994 was primarily the result of net earnings and increases in accrued payroll and related expenses and decreases in income taxes receivable and deferred taxes, offset by increases in accounts receivable and inventories and a decrease in accounts payable. Cash provided from operations in fiscal 1993 was primarily the result of net earnings and increases in accounts payable and accrued workers' compensation benefits, and decreases in marketable securities and inventories, offset by increases in income taxes receivable and deferred income taxes and decreases in accrued payroll and related expenses, accrued bonuses and income taxes payable.

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

        Accounts receivable, net of allowance for doubtful accounts, decreased slightly to $12,584,000 at May 31, 1995 from $12,827,000 at May 31, 1994. This decrease was primarily due to the Company's agreement to settle its account with Marathon Sports U.S.A., Inc. ("Marathon"), its distributor for Mexico. Under the terms of the settlement, Marathon (i) paid the Company $600,000 upon the execution of a new distributor agreement (the "New Distributor Agreement");
(ii) executed a six-month Promissory Note for $275,000, guaranteed by the owners of Marathon and secured by a Deed of Trust on their personal residence; and (iii) returned 50,000 pairs of shoes to the Company. Additionally, if Marathon fails to purchase at least 200,000 pairs of footwear during the term of the New Distributor Agreement, it will owe the Company an additional $100,000, to be paid over six months. In connection with this agreement, the Company recorded a $400,000 provision for doubtful accounts in the third quarter of fiscal 1995.

         Inventories, which include raw materials, work-in-process, accessories and finished goods, increased 27.6% to $16,998,000 at May 31, 1995 from $13,321,000 at May 31, 1994. The rapid growth of the International Collection in fiscal 1995 caused an imbalance in inventory and overcapacity of domestic production. See "Fiscal 1995 Restructuring." In the fourth quarter of fiscal 1995, the Company recorded a domestic inventory adjustment of approximately $6,300,000 to realign inventories to correspond to future customer orders. The inventory balance at May 31, 1995 reflects this adjustment. The 27.6% increase year-to-year is the result of (i) increased inventory to support sales of the International Collection; (ii) increased inventory to support increased sales; and (iii) excess domestic inventory written-down to net realizable value at May 31, 1995. The Company plans to dispose of the excess domestic inventory through Company-owned outlet and clearance stores and traditional secondary market channels. Management believes this can be achieved without a material adverse effect on the Company's normal distribution.

        In the fourth quarter of fiscal 1995, the Company relocated its distribution operations to a 127,000 square foot facility located in the City of Industry. The cost of the relocation, which included the re-implementation of systems, temporary personnel, and product movement costs, was approximately $1,500,000.

        As discussed above, the Company is in escrow to sell the Orange facility. This transaction is subject to closing contingencies, but the Company anticipates that such sale should be completed by November 1995. The proceeds of the sale will be paid to the holders of the 9.6% Senior Notes.

        If the sale is completed, the Company will transfer its corporate offices, and substantially all of its corporate personnel, to the Company's City of Industry distribution center. The transition of the corporate offices will involve substantial time and effort by management. The Company estimates the cost of such project to be $400,000 - $500,000, all of which should be recognized in fiscal 1996.

        In fiscal 1996, the Company plans to open 10 to 12 new retail stores at an estimated aggregate cost of $800,000 - $900,000. The stores will open throughout the year and consist primarily of outlet stores located in California and other states. At the same time, the Company will continue to identify and close underperforming stores.

        The Company plans to upgrade the hardware and software for its primary computer system in fiscal 1996. This upgrade is intended to support the growth the Company is currently experiencing, as well as position the Company for future growth. The cost of this system improvement is estimated at $500,000 and is expected to be completed in the second quarter of fiscal 1996.

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

INFLATION

        Historically, the Company has generally been able to offset increases in the costs of labor and raw materials by controlling other costs and increasing prices; however, during fiscal 1995, modest costs associated with inflation were not offset by price increases due to competition in the marketplace. Despite this, the Company believes that inflation has not had a material adverse effect on its operations to date.

SEASONALITY

        Management believes that the Company's business is somewhat seasonal, with the greatest percentage of sales realized in the fourth and first fiscal quarters (March through August), the so-called "Spring and Summer" and "Back to School" months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                   VANS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              MAY 31,
                                                                    ---------------------------
                                                                       1994            1995
                              ASSETS
Current assets:
  Cash............................................................  $ 7,129,172     $ 3,279,843
  Accounts receivable, net of allowance for doubtful accounts and sales returns and allowances of $671,102 and $812,631 at May
     31, 1994 and 1995, respectively (notes 7 and 13).............   12,826,773      12,584,244
  Inventories (note 4)............................................   13,320,765      16,997,738
  Income taxes receivable (notes 8 and 9).........................      605,859       3,530,128
  Deferred income taxes (note 9)..................................    1,087,000       1,615,000
  Prepaid expenses................................................      376,503         498,555
                                                                    -----------     -----------
          Total current assets....................................   35,346,072      38,505,508
Property, plant and equipment, net (notes 3, 5 and 10)............   19,750,286      10,747,450
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $10,325,544 and $31,966,872 at May
  31, 1994 and 1995, respectively (notes 2 and 3).................   38,913,855      17,272,527
Deferred financing costs, net of accumulated amortization of
  $198,330 and $270,454 at May 31, 1994 and 1995, respectively....      378,613         306,489
Property held for sale (notes 3 and 5)............................           --       5,299,771
Other assets (note 6).............................................    2,815,311         934,290
                                                                    -----------     -----------
                                                                    $97,204,137     $73,066,035
                                                                    ===========     ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings (note 7)..................................  $        --     $ 2,608,173
  Current portion of senior notes (note 8)........................           --       7,025,069
  Accounts payable (note 10)......................................    4,599,122       8,579,473
  Accrued payroll and related expenses............................    2,431,531       2,026,229
  Restructuring costs (note 3)....................................           --       6,083,934
  Accrued workers' compensation (note 10).........................    1,511,159       1,540,046
  Accrued interest................................................      931,728         907,660
                                                                    -----------     -----------
          Total current liabilities...............................    9,473,540      28,770,584
Deferred income taxes (note 9)....................................    1,576,000       1,615,000
Capital lease obligations (notes 8 and 10)........................           --         441,384
Senior notes (note 8).............................................   29,000,000      21,974,931
                                                                    -----------     -----------
                                                                     40,049,540      52,801,899
                                                                    -----------     -----------
Stockholders' equity (notes 2, 11 and 12):
  Preferred stock, $.001 par value, 5,000,000 shares authorized
     (1,500,000 shares designated as Series A Junior Participating
     Preferred Stock), none issued and outstanding................           --              --
  Common stock, $.001 par value, 20,000,000 shares authorized,
     9,572,097 and 9,639,877 shares issued and outstanding at May
     31, 1994 and 1995, respectively..............................        9,573           9,640
  Additional paid-in capital......................................   46,559,306      46,803,649
  Retained earnings (accumulated deficit).........................   10,585,718     (26,549,153)
                                                                    -----------     -----------
                                                                     57,154,597      20,264,136
Commitments and contingencies (note 10)
Subsequent event (note 10)
                                                                    -----------     -----------
                                                                    $97,204,137     $73,066,035
                                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEARS ENDED MAY 31,
                                                         ----------------------------------------
                                                            1993          1994           1995
  Net sales (note 13)..................................  $86,563,343   $80,475,645   $ 88,055,695
  Cost of sales........................................   48,776,856    48,777,229     60,339,890
                                                         -----------    ----------     ----------
    Gross profit.......................................   37,786,487    31,698,416     27,715,805
  Operating expenses:
    Selling and distribution...........................   15,773,476    16,099,503     19,354,878
    Marketing, advertising and promotion...............    5,406,175     3,898,583      5,439,077
    General and administrative.........................    8,217,135     5,509,105      8,291,129
    Restructuring costs (note 3).......................           --            --     30,047,500
    Provision for doubtful accounts....................      963,814       518,593      1,359,846
    Amortization of intangibles........................    1,641,172     1,641,328      1,641,328
                                                         -----------    ----------     ----------
       Total operating expenses........................   32,001,772    27,667,112     66,133,758
                                                         -----------    ----------     ----------
       Earnings (loss) from operations.................    5,784,715     4,031,304    (38,417,953)
  Interest income......................................      183,877       173,892         81,634
  Interest and debt expense............................   (2,856,116)   (2,856,199)    (2,880,615)
  Other income.........................................      911,336       712,259      1,621,986
                                                         -----------    ----------     ----------
    Earnings (loss) before income taxes................    4,023,812     2,061,256    (39,594,948)
  Income tax expense (benefit) (note 9)................    1,314,438       700,226     (2,460,077)
                                                         -----------    ----------     ----------
    Net earnings (loss)................................  $ 2,709,374   $ 1,361,030   $(37,134,871)
                                                         ===========    ==========     ==========
  Per share information (note 2):
    Primary:
       Earnings (loss) per share.......................  $      0.28   $      0.14   $      (3.86)
                                                         ===========    ==========     ==========
       Weighted average common and common equivalent
         shares........................................    9,644,762     9,730,752      9,611,204
    Fully diluted:
       Earnings (loss) per share.......................  $      0.28   $      0.14   $      (3.86)
                                                         ===========    ==========     ==========
       Weighted average common and common equivalent
         shares........................................    9,648,277     9,730,752      9,611,204


          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  YEARS ENDED MAY 31, 1993, 1994 AND 1995
                                       -------------------------------------------------------------
                                                                           RETAINED
                                         COMMON STOCK      ADDITIONAL      EARNINGS        TOTAL
                                       -----------------     PAID-IN     (ACCUMULATED   STOCKHOLDERS'
                                        SHARES    AMOUNT     CAPITAL       DEFICIT)        EQUITY
BALANCE AT MAY 31, 1992............... 9,117,004  $9,117   $45,342,850   $  6,515,314   $ 51,867,281
    Issuance of common stock for
      cash............................   255,533    256        480,321             --        480,577
    Income tax benefit attributable to
      stock option activity...........        --     --        460,494             --        460,494
    Net earnings......................        --     --             --      2,709,374      2,709,374
                                       ---------  -----    -----------   ------------   ------------
BALANCE AT MAY 31, 1993............... 9,372,537  9,373     46,283,665      9,224,688     55,517,726
    Issuance of common stock for
      cash............................   199,560    200        164,582             --        164,782
    Income tax benefit attributable to
      stock option activity...........        --     --        111,059             --        111,059
    Net earnings......................        --     --             --      1,361,030      1,361,030
                                       ---------  -----    -----------   ------------   ------------
BALANCE AT MAY 31, 1994............... 9,572,097  9,573     46,559,306     10,585,718     57,154,597
    Issuance of common stock for
      cash............................    67,780     67        244,343             --        244,410
    Net loss..........................        --     --             --    (37,134,871)   (37,134,871)
                                       ---------  -----    -----------   ------------   ------------
WBALANCE AT MAY 31, 1995............... 9,639,877  $9,640   $46,803,649   $(26,549,153)  $ 20,264,136
                                       =========  ======   ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MAY 31,
                                                         ----------------------------------------
                                                            1993          1994           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)..................................  $ 2,709,374   $ 1,361,030   $(37,134,871)
  Adjustments to reconcile net earnings (loss) to net
     cash
     provided by (used in) operating activities:
     Depreciation and amortization.....................    3,072,098     3,917,647     28,390,226
     Amortization of deferred financing costs..........      128,580        72,124         72,124
     Provision for losses on accounts receivable and
       sales returns...................................      963,814       518,593      1,359,846
     Loss (gain) on the sale of property, plant and
       equipment.......................................       (1,137)       42,620        (36,411)
     Changes in assets and liabilities:
       Marketable securities...........................    4,182,123            --             --
       Accounts receivable.............................   (1,184,259)   (1,007,126)    (1,117,317)
       Income taxes receivable.........................   (1,400,000)      905,200     (2,924,269)
       Inventories.....................................    1,154,617    (1,565,755)    (3,676,973)
       Deferred income taxes...........................     (335,000)      524,000       (489,000)
       Prepaid expenses................................       85,534       169,454       (122,052)
       Other assets....................................       20,971      (262,194)     1,881,021
       Accounts payable................................    2,386,777    (1,229,098)     3,888,888
       Accrued payroll and related expenses............     (607,323)      632,205       (405,302)
       Accrued workers' compensation...................    1,597,252       (86,093)        28,887
       Accrued bonuses.................................     (811,442)           --             --
       Restructuring costs.............................           --            --      6,083,934
       Accrued interest................................           --        (4,004)       (24,068)
       Income taxes....................................     (752,330)           --             --
                                                         -----------    ----------     ----------
          Net cash provided by (used in) operating
            activities.................................   11,209,649     3,988,603     (4,225,337)
                                                         -----------    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...........   (7,382,613)   (3,478,237)    (2,641,480)
  Proceeds from sale of property, plant and
     equipment.........................................       25,994        58,971        186,437
                                                         -----------    ----------     ----------
          Net cash used in investing activities........   (7,356,619)   (3,419,266)    (2,455,043)
                                                         -----------    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings..................           --            --      2,608,173
  Payments on capital lease obligations................           --            --        (21,532)
  Proceeds from issuance of common stock, net..........      480,577       164,782        244,410
                                                         -----------    ----------     ----------
          Net cash provided by financing activities....      480,577       164,782      2,831,051
                                                         -----------    ----------     ----------
          Net increase (decrease) in cash and cash
            equivalents................................    4,333,607       734,119     (3,849,329)
  Cash and cash equivalents, beginning of year.........    2,061,446     6,395,053      7,129,172
                                                         -----------    ----------     ----------
  Cash and cash equivalents, end of year...............  $ 6,395,053   $ 7,129,172   $  3,279,843
                                                         ===========    ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION--AMOUNTS PAID FOR:
  Interest.............................................  $ 2,784,000   $ 2,788,000   $  2,808,490
  Income taxes.........................................  $ 3,472,447   $   856,857   $  1,007,533
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Income tax benefit attributable to stock option
     activity..........................................  $   460,494   $   111,059   $         --
  Capital lease obligations incurred...................  $        --   $        --   $    554,379

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          May 31, 1993, 1994 and 1995

1.  BUSINESS AND ORGANIZATION

     Vans, Inc. (the "Company") is a leading designer, manufacturer and distributor of a collection of high quality casual and active-casual footwear for men, women and children, as well as performance footwear for enthusiasts of outdoor sports such as skateboarding, snowboarding and BMX bicycling.

     On August 29, 1991, the Company concurrently completed its initial public stock offering (the "IPO") and issued $29,000,000 of Senior Notes due 1999 in a private offering (the "Debt Offering")(see note 8).

     The Company is the successor to Van Doren Rubber Company, Inc. ("VDRC"), a California corporation that was founded in 1966. VDRC was acquired by the Company in February 1988 in a series of related transactions and was accounted for using the purchase method of accounting. VDRC was merged with and into the Company in connection with the IPO.

     The Company's customers are located primarily in the United States. However, there are customers located in a number of foreign countries (see note
13).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, Van Doren International, Inc., a foreign sales corporation ("FSC") and Vans Footwear International, Inc., and Vans Shoes Outlets, Ltd., a Texas Limited Partnership of which the Company is a general partner. All significant intercompany balances and transactions have been eliminated in consolidation.

     Basis of Financial Statement Presentation. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

     Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt investments purchased with original maturities of three months or less to be cash equivalents.

     Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

     Goodwill. Goodwill is the cost in excess of fair value of the net assets acquired in the 1988 purchase of VDRC (see note 1). Goodwill represents trademarks, manufacturing know-how and dealer relationships and is being amortized on a straight-line basis over 30 years.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of SFAS No. 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured based on projected discounted cash flows. The Company adopted SFAS No. 121 in the fourth quarter of fiscal 1995. Prior to the adoption of SFAS No. 121, the Company had used a similar approach for assessing the recoverability of goodwill based on operating income.

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

     At May 31, 1995, the Company wrote off $20,000,000, representing the unamortized portion of goodwill relating to manufacturing know-how resulting from the decision to close its Orange, California manufacturing facility (see note 3). The Company has evaluated the recoverability of the remaining goodwill by analyzing forecasted undiscounted cash flows and found no further impairment exists at May 31, 1995.

     Financing Costs. Costs incurred to obtain financing have been capitalized and are amortized using the straight-line method over the estimated life of the related debt.

     Revenue Recognition.  Revenue is recognized at the point of sale.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost, less depreciation and amortization and estimated loss on disposal. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

                                                                                   YEARS
    Buildings and improvements...................................................   31.5
    Machinery and equipment......................................................   5-10
    Store fixtures and equipment.................................................    7
    Automobiles and trucks.......................................................    5
    Computer, office furniture and equipment.....................................   3-5

Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

     Income Taxes. Income taxes are provided based upon the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Fair Value of Financial Instruments. In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of May 31, 1995, the fair value of all financial instruments approximated carrying value.

     Earnings (Loss) per Common Share. Primary earnings (loss) per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Common Stock during the year. Fully diluted earnings (loss) per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the higher of the average or ending market price of the Company's Common Stock during the year. The Company has granted certain options which have been treated as common share equivalents, when appropriate (see note 11).

     Reclassifications. Certain amounts in the 1993 and 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

3.  RESTRUCTURING COSTS


     Prior to fiscal 1995, the Company manufactured all of its footwear at two domestic manufacturing facilities located in Southern California. As part of the Company's strategic redirection, in the first quarter of fiscal 1995 the Company began to source from South Korea its line of casual and performance footwear known

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995


as the International Collection. The success of the International Collection created a domestic manufacturing overcapacity problem for the Company which contributed to an overstock in domestic inventories. In the second quarter of fiscal 1995, the Company increased the inventory valuation allowance from $324,772 to approximately $600,000 in order to help mitigate the risks associated with increased inventory balances. In the third quarter of fiscal 1995, the Company took steps to adjust its U.S. production; however, customer demand for the International Collection continued to grow. In the fourth quarter of fiscal 1995, it first became apparent that domestic manufacturing workforce reductions would not be sufficient to address the increase in orders for the International Collection and the decrease in demand for domestically-produced footwear, and the Company determined that a plant closure would be required. Therefore, on May 30, 1995 the Board of Directors voted to close its Orange, California manufacturing facility and in July 1995, the Company closed its Orange, California manufacturing facility and recognized restructuring costs of $30.0 million in the fourth quarter of fiscal 1995.



     At May 31, 1995, the restructuring cost liability of $6,084,000 includes an estimated provision of $3,405,000 for involuntary termination benefit for approximately 1,000 employees and $2,679,000 for costs to close the plant and prepare the site for sale. As of May 31, 1995, the Company had paid approximately $79,500 in costs related to the plant closure.



     In the fourth quarter of fiscal 1995, the Company provided $30,047,500 ($28,685,700 after tax, or $2.98 per share) for restructuring related to the closure of its Orange, California manufacturing facility. The estimated provision includes the above mentioned costs, $3,884,000 for estimated loss on sale of the plant site and equipment offset against property held for sale (see note 5) and $20,000,000 of goodwill related to manufacturing know-how eliminated with the plant closure included in the accumulated amortization of the excess of cost over the fair value of net assets acquired (see note 2).



4.  INVENTORIES



     Inventories are comprised of the following:



                                                                          MAY 31,
                                                                ---------------------------
                                                                   1994            1995
    Raw materials.............................................  $ 3,467,256     $ 1,978,760
    Work-in-process...........................................      760,679         695,995
    Finished goods............................................    9,092,830      14,322,983
                                                                -----------     -----------
                                                                $13,320,765     $16,997,738
                                                                 ==========      ==========



     Inventories at May 31, 1994 and 1995 are reduced by $324,772 and $600,000, respectively, to reflect lower of cost or market valuation allowances.



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

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995


5.  PROPERTY, PLANT AND EQUIPMENT



     Property, plant and equipment is comprised of the following:



                                                                         MAY 31,
                                                               ----------------------------
                                                                  1994             1995
    Land.....................................................  $ 3,926,535     $          0
    Buildings and improvements...............................    4,831,986          131,511
    Machinery and equipment..................................    9,442,739        6,866,966
    Store fixtures and equipment.............................    1,265,024        1,392,944
    Automobiles and trucks...................................      446,366          507,836
    Computers, office furniture and equipment................    3,899,957        5,076,750
    Leasehold improvements...................................    3,471,391        3,924,933
                                                               ------------    ------------
                                                                27,283,998       17,900,940
    Less accumulated depreciation and amortization              (7,533,712)      (7,153,490)
                                                               ------------    ------------
                                                               $19,750,286     $ 10,747,450
                                                               ============    ============



     Land, building and equipment with a net book value of $9,183,771 related to the Orange, California manufacturing facility has been reclassified to property held for sale net of a $3,884,000 lower of cost or market adjustment (see note
3).


     Included in machinery and equipment and automobiles and trucks at May 31, 1995 are $554,379 of assets held under capital leases. Accumulated amortization of assets held under capital leases at May 31, 1995 totaled $21,435 (see note
10).

     Depreciation expense totaled $1,430,926, $2,453,813 and $2,977,573 for the years ended May 31, 1993, 1994 and 1995, respectively.

6.  WORKERS' COMPENSATION

     Effective July 1, 1992, the Company self-insured for workers' compensation claims. In February 1995, the Company posted a $2,304,000 surety bond, as required by California law, to act as security in the event of a default by the Company in the payment of substantiated claims. The surety bond is collateralized by $680,000 of long-term marketable securities which are included in other assets in the accompanying balance sheet as of May 31, 1995. The investments are held in custody by the issuing insurance company, are restricted as to withdrawal or use, and are currently invested in long-term marketable securities bearing interest payable to the Company at 11.68% at May 31, 1995. Prior to the surety bond posted in February 1995, claims were secured by a $2,304,000 irrevocable letter of credit, collateralized by investments in short-term marketable securities included in other assets in the accompanying balance sheet at May 31, 1994. At May 31, 1994 and 1995, there were no outstanding claims and/or demands against the surety bond or letter of credit, respectively (see note 10).

7.  CREDIT FACILITIES AND SHORT-TERM BORROWINGS

     At May 31, 1995, the Company had a $3,000,000 unsecured bank line of credit, of which $2,608,173 was outstanding. The line is utilized to issue letters of credit for product purchases. Fees paid equaled 1/8% of the face amount of the underlying letters of credit (see note 10). Interest is payable at prime plus 3% on letters of credit with extended terms. Certain financial ratios are required under the credit agreement. At May 31, 1995, the Company was in compliance with or had obtained waivers for all such covenants. The line expires on July 15, 1995.

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

     The Company has a $4,000,000 unsecured line of credit with a South Korean corporation, which is utilized to support product purchases. Assuming full utilization of the line, the Company will pay an effective interest rate of 15.6% per annum on the debt, comprised of (i) an annual fee of 10% payable at the time of the first draw thereunder, and (ii) annual interest of 5.6% on the outstanding debt. The line expires on April 26, 1997. There were no outstanding borrowings under the facility at May 31, 1995.

     In July 1995, the Company entered into a two-year credit agreement with a financial institution for a $10,000,000 secured working capital line. Availability under the line is limited to 75% of eligible accounts receivable (as defined in the agreement). Interest is payable at the bank's prime rate. The credit agreement expires on July 1, 1997.

8.  DEBT

     Long-term debt consists of the following:

                                                                          MAY 31,
                                                                ---------------------------
                                                                   1994            1995
    Senior notes..............................................  $29,000,000     $29,000,000
    Capitalized lease obligations (see note 10)...............           --         532,847
                                                                -----------     -----------
                                                                 29,000,000      29,532,847
    Less current portion......................................           --       7,116,532
                                                                -----------     -----------
                                                                $29,000,000     $22,416,315
                                                                ===========     ===========


     The Senior notes are 9.6% interest only notes due August 1, 1999. Interest is payable semiannually. The Company is required to make annual principal payments of $5,800,000 commencing August 1, 1995 and ending August 1, 1999. The Company may prepay a portion or all of the notes at its option, subject to prepayment premiums. The notes are senior to all unsecured debt of the Company. The note agreements prohibit or restrict the payment of cash dividends and contain certain financial covenants.


     The Company failed to comply with certain financial ratios required under the note agreements as of May 31, 1995. The Company's noteholders waived such non-compliance, and have reset the ratios for subsequent periods in connection with the establishment of the secured working capital line of credit in July 1995 (see note 7). In exchange for the waiver the Company has agreed to (1) make the August 1, 1995 payment of principal and interest; (2) pay the proceeds of the sale of the Orange facility to the noteholders; and (3) pay one-half of the proceeds of the tax refund resulting from the write-downs the Company has recorded at May 31, 1995 to the noteholders on or before September 15, 1995 (see note 3). One-half of the tax refund has been included in current portion of senior notes in the accompanying balance sheet at May 31, 1995.

     On August 1, 1995, the Company made principal and interest payments of $5,800,000 and $1,392,000, respectively, to the noteholders.

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

9.  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                               YEARS ENDED MAY 31,
                                                     ---------------------------------------
                                                        1993          1994          1995
    Current:
      U. S. Federal................................  $1,184,042     $ 89,267     $(1,972,677)
      State........................................     465,396       75,959           1,600
                                                     -----------    --------      ----------
                                                      1,649,438      165,226      (1,971,077)
                                                     -----------    --------      ----------
    Deferred:
      U.S. Federal.................................    (199,000)     433,000        (369,000)
      State........................................    (136,000)     102,000        (120,000)
                                                     -----------    --------      ----------
                                                       (335,000)     535,000        (489,000)
                                                     -----------    --------      ----------
                                                     $1,314,438     $700,226     $(2,460,077)
                                                     ===========    ========      ==========

     Total income tax expense (benefit) differed from amounts computed by applying the U.S. Federal statutory tax rate of 34% to earnings (loss) before income taxes, as a result of the following:

                                                              YEARS ENDED MAY 31,
                                                   -----------------------------------------
                                                      1993          1994            1995
    Computed "expected" tax expense (benefit)....  $1,368,096     $ 700,827     $(13,462,282)
    Write-off of goodwill........................          --            --        6,800,000
    Compensation under stock option plans........    (607,043)     (182,792)         (30,049)
    Amortization of intangible assets............     557,998       558,052          558,052
    State franchise taxes, net of Federal
      benefit....................................     218,923       117,407          (78,144)
    Benefit from nontaxable FSC income...........    (325,248)     (227,389)         (88,400)
    Research and development tax credit..........          --      (301,616)              --
    Increase in valuation allowance..............          --            --        3,499,000
    Other........................................     101,712        35,737          341,746
                                                   ------------   ---------       ----------
                                                   $1,314,438     $ 700,226     $ (2,460,077)
                                                   ============   =========       ==========

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

     The components of net deferred taxes as of May 31, 1994 and 1995, follow:

                                                                          MAY 31,
                                                                 --------------------------
                                                                    1994            1995
    Deferred tax assets:
         Accounts receivable...................................  $   290,587     $  351,869
         Inventories...........................................      441,746        720,707
         State franchise taxes.................................       70,174             --
         Accrued workers' compensation.........................      654,332        666,840
         Restructuring costs...................................           --      3,824,256
         Intangibles...........................................           --         95,500
         Accrued expenses......................................      135,079        357,864
         Compensation under stock option plans.................      298,840        176,309
                                                                 -----------     ----------
                                                                   1,890,758      6,193,345
         Valuation allowance...................................           --     (3,499,000)
                                                                 -----------     ----------
         Total deferred tax assets.............................    1,890,758      2,694,345
                                                                 -----------     ----------
    Deferred tax liabilities:
         Property, plant and equipment.........................    2,112,727      2,144,147
         State franchise taxes.................................           --        294,012
         Intangibles...........................................      267,031        256,186
                                                                 -----------     ----------
         Total deferred tax liabilities........................    2,379,758      2,694,345
                                                                 -----------     ----------
         Net deferred tax liabilities..........................  $   489,000     $       --
                                                                 ===========     ==========

     During the year ended May 31, 1995, the Company increased its valuation allowance related to deferred tax assets by $3,499,000.

     Based on the Company's current and historical pre-tax results of operations, net of the effects of restructuring costs, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, not offset by a valuation reserve, as of May 31, 1995. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement earnings from operations to fully realize recorded tax benefits.

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

10.  COMMITMENTS AND CONTINGENCIES

     Litigation. On June 6, 1995, a class action lawsuit was filed in the Federal District Court for the Central District of California alleging violations of the Federal Securities laws by the Company and certain of its present and former officers and directors. On February 6, 1996, the Company reached an agreement-in-principle to settle the class action lawsuit. The proposed settlement provides for the Company's insurance carrier to pay the entire settlement amount. The agreement is subject to the execution of definitive settlement documentation and the approval of the Court.

     The Company is involved as both plaintiff and defendant in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Capital Leases. The Company has capital leases for certain equipment at its distribution center. These leases were discounted using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations at May 31, 1995 are as follows:

    1996.....................................................................  $ 138,662
    1997.....................................................................    138,662
    1998.....................................................................    138,662
    1999.....................................................................    138,662
    2000.....................................................................    112,801
                                                                               ---------
    Total minimum obligations................................................  $ 667,449
    Less interest............................................................   (134,602)
                                                                               ---------
    Present value of net minimum obligations.................................    532,847
    Less current portion.....................................................    (91,463)
                                                                               ---------
    Long-term obligations at May 31, 1995 (see note 8).......................  $ 441,384
                                                                               =========

     The current portion of capital lease obligations is included in accounts payable in the accompanying balance sheet at May 31, 1995.

     Operating Leases. Substantially all of the Company's retail stores and the Vista manufacturing facility are leased under noncancelable operating leases having original terms in excess of one year. Certain leases are renewable and contain clauses for rent escalation. The future minimum rental payments under noncancelable operating leases are as follows at May 31, 1995:

    1996....................................................................  $ 2,736,000
    1997....................................................................    2,430,000
    1998....................................................................    2,283,000
    1999....................................................................    2,001,000
    2000....................................................................    1,422,000
    Thereafter..............................................................    2,955,000
                                                                              -----------
                                                                              $13,827,000
                                                                              ===========

     The Company also leases certain other equipment on a month-to-month basis. Total rent expense incurred for the years ended May 31, 1993, 1994 and 1995 under all operating leases was approximately $3,365,000, $3,888,000 and $4,279,000, respectively.

     Included in rent expense for each of the years ended May 31, 1993, 1994 and 1995 is $36,000 for the rent of a retail store from The Group, a California general partnership whose partners are former shareholders of

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

VDRC. The Company also incurred rent expense of $39,700, $33,000 and $18,700 for the years ended May 31, 1993, 1994 and 1995, respectively, for the lease of two retail stores owned by members of the immediate family of one of the founders of the Company.

     Employment, Management and Consulting Agreements. At May 31, 1995, the Company had employment agreements with thirteen officers that range from 1-3 years in duration and provide for minimum compensation levels. The minimum salaries payable subsequent to May 31, 1995, through the duration of these agreements, is $3,689,000.


     For the years ended May 31, 1993, 1994 and 1995, the Company incurred approximately $428,000, $754,000 and $1,516,000, respectively, in employment and management expense under the above agreements which is included in cost of goods sold, selling and distribution, and general and administrative expenses in the accompanying consolidated statements of operations. Included in the May 31, 1995 amount is an $850,000 accrual for separation payments in connection with the departure of two senior executives.


     The Company has entered into a management agreement, as amended, with a company owned by a significant stockholder of the Company. The agreement provides for a management fee aggregating $350,000 annually through May 31, 1998. Payments under this agreement are made monthly. Amounts paid under this agreement totaled approximately $350,000 for each of the years in the three-year period ended May 31, 1995.

     License Agreements. The Company has commitments for minimum guaranteed payments under licensing agreements aggregating approximately $16,800, $22,800 and $62,400 at May 31, 1993, 1994 and 1995, respectively. These agreements range from 1-3 years in duration and are payable through July 31, 1997. Approximately $94,000, $110,000, and $214,000 were paid under license agreements during the years ended May 31, 1993, 1994 and 1995, respectively.

     Advertising Agreement. On July 1, 1993, the Company entered into an agreement with an advertising agency to serve as the Company's advertising agent. The agreement required that the Company guarantee the advertising agency minimum annual billings of $180,000 within each 12-month cycle of the agreement. This agreement was terminated June 1, 1995.

     On June 1, 1995, the Company entered into an agreement with an advertising agency to provide advertising planning and support. The agreement requires that the Company pay the agency a minimum of $180,000 annually. The agreement may be terminated by either party with 60 days written notice.

     Workers' Compensation. The Company has self-insured for workers' compensation claims since July 1, 1992. The Company is liable for claims up to $250,000 per incident and maintains insurance for claims in excess of this amount. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. At May 31, 1994 and 1995, the Company had accrued approximately $1,511,000 and $1,540,000, respectively, for these claims.

     Letters of Credit. The Company utilizes letters of credit to back certain purchases of product. These instruments are subject to fees competitively determined in the marketplace.


     Third Party Manufacturing. One manufacturer accounted for approximately one-half of all third-party shoes manufactured during the one year period ended May 31, 1995.



     Bankruptcy of Major Account. In the third quarter of fiscal 1993, the Company increased its provision for doubtful accounts by approximately $525,000 in connection with the bankruptcy action of a major account.


11.  STOCK OPTIONS

     In April 1988, the Company adopted an incentive stock option plan under which the Company may grant to key employees incentive stock options to purchase up to 666,000 shares of the Company's stock (the "1988

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

Incentive Stock Option Plan"). The incentive stock options allow the employee to purchase shares of common stock equal to fair market value at the date of grant. All stock options granted under the plan were exercisable over a period of 3 to 5 years from the date of grant. These options expire 10 years from the date of grant.

     Transactions involving the 1988 Incentive Stock Option Plan are summarized as follows:

                                                                    EXERCISE       NUMBER
                                                                     PRICE           OF
                                                                   PER SHARE       SHARES
    Outstanding at May 31, 1992..................................  $0.17-4.83      425,520
    Options exercised............................................   0.17-4.83     (110,000)
                                                                   ----------     ---------
    Outstanding at May 31, 1993..................................   0.17-4.83      315,520
    Options exercised............................................   0.17-4.83     (194,700)
                                                                   ----------     ---------
    Outstanding at May 31, 1994..................................        4.83      120,820
    Options canceled.............................................        4.83      (10,000)
    Options exercised............................................        4.83      (49,830)
                                                                   ----------     ---------
    Outstanding at May 31, 1995..................................  $     4.83       60,990
                                                                   ==========     =========

     In November 1991, the Board of Directors of the Company adopted a long-term incentive plan under which the Company may grant to key employees incentive stock options, and to directors and consultants nonqualified stock options to purchase up to 1,400,000 shares of the Company's common stock (plus any and all of the remaining shares available for grants of options under the 1988 Incentive Stock Option Plan) until November 2001 (the "1991 Long-Term Incentive Plan"). Stock options granted under the plan are exercisable in varying amounts over the term of the options, and the vesting periods accelerate for certain options upon certain events, but all such options become fully vested no later than 5 years after the date of grant. The exercise price for each option is equivalent to no less than the fair market value of the Company's common stock on the date the option was granted.

     Transactions involving the 1991 Long-Term Incentive Plan are summarized as follows:

                                                                   EXERCISE        NUMBER
                                                                    PRICE            OF
                                                                  PER SHARE        SHARES
    Outstanding at May 31, 1992................................  $11.25-20.50      126,030
    Options canceled...........................................         14.75      (30,990)
    Options granted............................................    6.00-14.50      340,506
                                                                 ------------     --------
    Outstanding at May 31, 1993................................    6.00-20.50      435,546
    Options canceled...........................................    6.00- 9.50      (30,255)
    Options granted............................................    5.63- 7.63      270,750
                                                                 ------------     --------
    Outstanding at May 31, 1994................................    5.63-20.50      676,041
    Options canceled...........................................    6.00-14.75     (102,850)
    Options granted............................................    4.50- 6.38      771,000
                                                                 ------------     --------
    Outstanding at May 31, 1995................................  $ 4.50-20.50     1,344,191
                                                                 ============     ========

     Under separate non-qualified stock option agreements, the Company has granted options to purchase 256,140 shares of the Company's stock at an exercise price ranging from $.17 to $17.75 per share. The excess, if any, of the fair market value of the Company's stock at the date of grant over the exercise price of the option was considered unearned compensation which was amortized and charged to operations over the option's vesting period. As of May 31, 1993, 1994 and 1995, 143,500, 4,860 and 21,950 options, respectively, had been exercised at $.17 per share.

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

     At May 31, 1995, 338,906 share options were exercisable under the Company's stock option plans.

     During the year ended May 31, 1993, the Board of Directors granted certain officers of the Company restricted stock awards representing an aggregate of 21,773 shares of common stock. The shares underlying the stock grants are outstanding at the date of grant. Generally, these shares become fully vested five years from the grant date and remain restricted and non-transferable until such date. During fiscal 1995, stock grants representing 4,000 shares were canceled and 4,000 shares were vested as part of a separation agreement. At May 31, 1995, stock awards representing 13,773 shares remained outstanding.

12.  STOCKHOLDER RIGHTS PLAN

     On February 22, 1994, the Board of Directors of the Company unanimously adopted a Stockholder Rights Plan, pursuant to which it declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the common stock.

     The Rights dividend was payable on March 8, 1994 to the holders of record of shares of common stock on that date. Each Right entitles the registered holder to purchase from the Company 1/100th of a share on the Company's Series A Junior Participating Preferred Stock, par value $.001 per share, 1,500,000 shares authorized and no shares issued or outstanding at May 31, 1995 (the "Series A Preferred Stock"), at a price of $14.00 per 1/100th of a share, subject to adjustment.

     The Rights become exercisable (i) the 10th business day following the date of a public announcement that a person or a group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) the 10th business day following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the person or group making the offer becoming an Acquiring Person (the earlier of the dates described in clauses (i) and (ii) being called the "Distribution Date").

     The Rights are not exercisable until the Distribution Date. The Rights will expire on February 22, 1997 (the "Scheduled Expiration Date"), unless prior thereto the Distribution Date occurs (in which event the Rights will expire on February 22, 2004), or unless the Scheduled Expiration Date is extended.

     Each share of Series A Preferred Stock purchasable upon exercise of the Rights will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event the Company's assets are liquidated, the holders of the shares of Series A Preferred Stock will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The Rights Plan was ratified and approved by the Company's stockholders at the 1994 annual meeting of stockholders.

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

13.  EXPORT SALES

     Sales to foreign unaffiliated customers, by major country, were as follows:

                                                              YEARS ENDED MAY 31,
                                                  -------------------------------------------
                                                     1993            1994            1995
    Mexico......................................  $ 8,734,820     $ 4,754,000     $   915,000
    Germany.....................................      519,844         827,000       1,699,000
    Italy.......................................    1,239,155         357,000         366,000
    Japan.......................................    3,492,786       4,355,000       5,544,000
    Canada......................................    3,520,614       1,354,000         608,000
    France......................................      672,307         406,000         360,000
    Panama......................................      644,950              --              --
    United Kingdom..............................      461,000         354,000       1,143,000
    Other.......................................  2,545,728..       1,509,000       2,314,000
                                                  -----------     -----------     -----------
                                                  $21,831,204     $13,916,000     $12,949,000
                                                  ===========     ===========     ===========


     During fiscal years 1993, 1994 and 1995 the Company had net sales of approximately $8,037,000, $4,543,000, and $915,000 (9%, 6% and 1% of total revenues, respectively) from the sale of shoes for distribution to Mexico through Marathon Sports U.S.A., Inc. ("Marathon"). Marathon's accounts receivable balance at May 31, 1994 and May 31, 1995 totaled $2,544,000, or 19% of net accounts receivable and $236,000, or 2% of net accounts receivable, respectively.



     On March 20, 1995, the Company settled its account receivable with Marathon. The agreement required Marathon to (i) pay the Company $600,000 in cash, (ii) return 50,000 pairs of footwear with an estimated fair value of approximately $750,000, and (iii) pay $275,000 pursuant to a six-month promissory note, guaranteed by the owners of Marathon and secured by a Deed of Trust on their personal residence. In connection with this agreement, the Company recorded a $400,000 provision for doubtful accounts in the third quarter of fiscal 1995. The Company continues to sell in Mexico through Marathon on a cash basis pursuant to an agreement which expires on July 31, 1996.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Vans, Inc.:

     We have audited the accompanying consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vans, Inc. and subsidiaries as of May 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Orange County, California
July 24, 1995, except as to the first paragraph of note 10, which is as of February 6, 1996

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VANS, INC.
                                        ------------
                                        (Registrant)

                                        BY:  /s/ Craig E. Gosselin
                                            ----------------------------------
                                            Craig E. Gosselin
                                            Vice President and General Counsel

Date:  May 15, 1996

                              INDEX TO EXHIBITS




                                                       SEQUENTIALLY
EXHIBIT                                                  NUMBERED
NUMBER          EXHIBIT DESCRIPTION                       PAGE
- -------         -------------------                   ------------
27              Financial Data Schedule.............