Form 10-K/A
period 1995-05-31
VANS INC
filed 1996-05-21
CIK 877273

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K/A

                               AMENDMENT NO. 3

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

      Selling and distribution. Selling and distribution expenses increased 20.2% from $16.1 million in fiscal 1994 to $19.4 million in fiscal 1995 primarily due to: (i) the cost of opening the Company's new City of Industry distribution center; and (ii) increased personnel, travel expenditures and sales commissions associated with the sales increase described above and the introduction of new product lines.

     Marketing advertising and promotion. Marketing, advertising and promotion expenses increased 39.5% to $5.4 million in fiscal 1995 from $3.9 million in fiscal 1994 due to increases in such expenses to support the sales growth described above and the introduction of new product lines.

     General and administrative. General and administrative expenses increased 50.5% to $8.3 million in fiscal 1995 from $5.5 million in fiscal 1994 primarily due to: (i) $850,000 in separation payments in connection with the departure of two senior executives; and (ii) increases in consulting, legal and executive search fees.

     Provision for doubtful accounts. Provision for doubtful accounts increased from $519,000 in fiscal 1994 to $1.4 million in fiscal 1995. Of this increase, $441,000 was attributable to the portion of accounts receivable deemed to be uncollectible and $400,000 was to settle the Company's account with Marathon Sports (U.S.A.), Inc. ("Marathon"), its distributor in Mexico. In the third quarter of fiscal 1995 it became apparent to the Company that the full amount of the Marathon receivable was not collectible. Economic conditions in Mexico were in decline and the Mexican peso was losing value, making it more difficult for Marathon to collect payment for shoes they were selling. As a result, the Company entered into an agreement with Marathon whereby Marathon, in full satisfaction of its obligations to the Company; (i) paid the Company $600,000 upon execution of a new distribution agreement; (ii) executed a promissory note for $275,000, guaranteed by the owners of Marathon and secured by a deed of trust on their personal residence; and (iii) returned 50,000 pairs of shoes to the Company.

     OTHER INCOME

     Other income (comprised primarily of litigation recovery, royalty income and sublease income) increased $910,000 to $1.6 million in fiscal 1995 from $712,000 in fiscal 1994, primarily due to a one-time benefit of $572,000 of litigation recovery received in the second quarter of fiscal 1995. Such litigation related to the Company's claims against the bankruptcy estate of Drexel Burnham Lambert Inc. ("Drexel"). The claims alleged that, in connection with the Acquisition, Drexel had defrauded the Company into issuing shares of its Common Stock to a Drexel affiliate.

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

     Selling and distribution. Selling and distribution expenses were relatively flat on a year-to-year basis.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 27.9% from $5.4 million in fiscal 1993 to $3.9 million in fiscal 1994, reflecting the Company's overall expense reduction program.

     General and administrative. General and administrative expenses decreased 33.0% from $8.2 million in fiscal 1993 to $5.5 million in fiscal 1994, reflecting: (i) the Company's program to reduce overall expenses; (ii) a provision that was established in the third quarter of fiscal 1993 in connection with an investigation of the Company's employment practices by the Immigration and Naturalization Service; and (iii) costs associated with the opening of the Vista Facility in fiscal 1994.

     Provision for doubtful accounts. Provision for doubtful accounts decreased from $964,000 in fiscal 1993 to $519,000 in fiscal 1994 due to expenses of approximately $525,000 in the third quarter of fiscal 1993 for the bankruptcy action of a major account.

     OTHER INCOME

     Other income in fiscal 1994 was comprised primarily of royalty income. Other income decreased $199,000 to $712,000 in fiscal 1994, from $911,000 in fiscal 1993, primarily due to the absence of a one-time benefit of $265,000 of litigation recovery received in the second quarter of fiscal 1993. Such litigation recovery was related to a judgment from a trademark infringement lawsuit.


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

     The Company is the successor to Van Doren Rubber Company, Inc. ("VDRC"), a California corporation that was founded in 1966. VDRC was acquired by the Company in February 1988 in a series of related transactions (the
"Acquisition") and was accounted for using the purchase method of accounting. VDRC was merged with and into the Company in connection with the IPO.

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

     Goodwill. Goodwill is the cost in excess of fair value of the net assets acquired in the 1988 purchase of VDRC (see note 1). Goodwill represented trademarks, manufacturing know-how and dealer relationships and was being amortized on a straight-line basis over 30 years.

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

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

     At May 31, 1995, the Company wrote off $20,000,000, representing the unamortized portion of goodwill relating to manufacturing know-how resulting from the decision to close its Orange, California manufacturing facility (see note 3). The Company has evaluated the recoverability of the remaining goodwill by analyzing forecasted undiscounted cash flows and found no further impairment exists at May 31, 1995. Accordingly, as of May 31, 1995, goodwill represents trademarks and dealer relationships and is being amortized on a straight-line basis over 30 years.

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

     Other Income.  Other income is comprised of the following:


                                       Years Ended May 31,
                                 --------------------------------
                                   1993       1994        1995

Royalty income...............    $472,590   $547,068   $  907,549
Rental income................     113,088    119,705      117,437
Litigation recovery..........     265,447          -      572,468
Other........................      60,211     45,486       24,532
                                 --------   --------   ----------
                                 $911,336   $712,259   $1,621,986
                                 ========   ========   ==========

     The litigation recovery amount for the year ended May 31, 1993 related to amounts collected on a judgment related to a trademark infringement lawsuit.

     For the year ended May 31, 1995, the litigation recovery amount related to the Company's claims against the bankruptcy estate of Drexel Burnham Lambert Inc. The claims alleged that, in connection with the Acquisition, Drexel had defrauded the Company into issuing shares of its common stock to a Drexel affiliate.

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

     In the fourth quarter of fiscal 1995, the Company wrote-down $6.3 million of inventory. The write-down of inventory consisted of $4.5 million of domestically-produced finished goods and $1.8 million of raw material inventory. Such inventory became impaired as a result of the following events which occurred in the fourth quarter of fiscal 1995: (i) the expanding sales of the International Collection; (ii) the slowing of sales of domestically-produced footwear and related price erosion and discounting; (iii) the decrease in domestic production as a result of the above and the subsequent closure of the Orange, California manufacturing facility; and (iv) the discontinuance of certain domestically-produced product.

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

                                   VANS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          May 31, 1993, 1994 and 1995

10.  COMMITMENTS AND CONTINGENCIES

     Litigation. On June 6, 1995, a class action lawsuit was filed in the Federal District Court for the Central District of California alleging violations of the Federal Securities laws by the Company and certain of its present and former officers and directors. On February 6, 1996, the Company reached an agreement-in-principle to settle the class action lawsuit. The proposed settlement provides for the Company's insurance carrier to pay $1,000,000, which comprises the entire settlement amount. The agreement is subject to the execution of definitive settlement documentation and the approval of the Court.

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

Date:  May 21, 1996