Form 10-Q/A
period 1996-02-24
VANS INC
filed 1996-05-21
CIK 877273

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                                Amendment No. 2

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   VANS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 24, 1996 AND MAY 31, 1995

                                                                    FEBRUARY 24,       MAY 31,
                                                                        1996            1995
                                                                    ------------     -----------
ASSETS
Current assets:
  Cash............................................................  $    560,795     $ 3,279,843
  Accounts receivable, net of allowance for doubtful accounts and sales, returns and allowances of $1,061,179 and $812,631 at
     February 24, 1996 and May 31, 1995, respectively.............    18,441,931      12,584,244
  Inventories (note 2)............................................    17,529,043      16,997,738
  Income taxes receivable.........................................            --       3,530,128
  Deferred income taxes...........................................     1,615,000       1,615,000
  Prepaid expenses................................................       969,591         498,555
                                                                    ------------     -----------
          Total current assets....................................    39,116,360      38,505,508
Property, plant and equipment, net................................    10,753,385      10,747,450
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $32,538,807 and $31,966,872 at
  February 24, 1996 and May 31, 1995, respectively................    16,700,593      17,272,527
Deferred financing costs, net of accumulated amortization of
  $324,547 and $270,454 at February 24, 1996 and May 31, 1995,
  respectively....................................................       252,396         306,489
Property held for sale............................................     4,687,106       5,299,771
Other assets......................................................     1,199,216         934,290
                                                                    ------------     -----------
                                                                    $ 72,709,056     $73,066,035
                                                                    ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...........................................  $  5,953,408     $ 2,608,173
  Current portion of senior notes.................................     5,800,000       7,025,069
  Accounts payable................................................     6,352,877       8,579,473
  Accrued payroll and related expenses............................     1,851,737       2,026,229
  Restructuring costs.............................................     2,364,180       6,083,934
  Accrued workers' compensation...................................     1,012,902       1,540,046
  Accrued interest................................................       168,829         907,660
  Income taxes payable............................................     1,756,109              --
                                                                    ------------     -----------
          Total current liabilities...............................    25,260,042      28,770,584
Deferred income taxes.............................................     1,615,000       1,615,000
Capital lease obligation..........................................       333,900         441,384
Long-term credit facility.........................................     4,647,745              --
Senior notes......................................................    17,400,000      21,974,931
                                                                    ------------     -----------
                                                                      49,256,687      52,801,899
                                                                    ------------     -----------
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized
     (1,500,000 shares designated as Series A Junior Participating
     Preferred Stock), none issued and outstanding................            --              --
  Common stock, $.001 par value, 20,000,000 shares authorized,
     9,730,917 and 9,639,877 shares issued and outstanding at
     February 24, 1996 and May 31, 1995, respectively.............         9,731           9,640
  Additional paid-in capital......................................    47,357,631      46,803,649
  Accumulated deficit.............................................   (23,914,993)    (26,549,153)
                                                                    ------------     -----------
                                                                      23,452,369      20,264,136
                                                                    ------------     -----------
                                                                    $ 72,709,056     $73,066,035
                                                                    ============     ===========

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          THIRTEEN WEEKS ENDED FEBRUARY 24, 1996 AND FEBRUARY 25, 1995

                                                                        THIRTEEN WEEKS ENDED
                                                                    -----------------------------
                                                                    FEBRUARY 24,     FEBRUARY 25,
                                                                        1996             1995
                                                                    ------------     ------------
Net sales.........................................................  $ 27,931,868     $ 21,732,576
Cost of sales.....................................................    16,752,503       12,634,862
                                                                    ------------     ------------
          Gross profit............................................    11,179,365        9,097,714
Operating expenses:
  Selling and distribution........................................     5,180,464        4,099,222
  Marketing, advertising and promotion............................     2,744,056        1,703,015
  General and administrative......................................     1,113,431        1,506,863
  Provision for doubtful accounts.................................        65,830          448,482
  Amortization of intangibles.....................................       190,645          410,332
                                                                    ------------     ------------
          Total operating expenses................................     9,294,426        8,167,914
                                                                    ------------     ------------
          Earnings from operations................................     1,884,939          929,800
Interest income...................................................        59,478            9,668
Interest and debt expense.........................................      (939,567)        (714,032)
Other income......................................................       496,043          428,542
                                                                    ------------     ------------
          Earnings before income taxes............................     1,500,893          653,978
Income tax expense................................................       600,357          261,591
                                                                    ------------     ------------
          Net earnings............................................       900,536          392,387
                                                                    ============     ============
Per share information (note 3):
Primary:
  Earnings per share..............................................  $       0.09     $       0.04
                                                                    ============     ============
  Weighted average common and common equivalent shares............    10,454,371        9,863,304
                                                                    ============     ============
Fully diluted:
  Earnings per share..............................................  $       0.08     $       0.04
                                                                    ============     ============
  Weighted average common and common equivalent shares............    10,613,426        9,894,394
                                                                    ============     ============

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
        THIRTY-NINE WEEKS ENDED FEBRUARY 24, 1996 AND FEBRUARY 25, 1995

                                                                       THIRTY-NINE WEEKS ENDED
                                                                    -----------------------------
                                                                    FEBRUARY 24,     FEBRUARY 25,
                                                                        1996             1995
                                                                    ------------     ------------
Net sales.........................................................  $ 85,433,783     $ 63,469,566
Cost of sales.....................................................    52,289,897       37,215,422
                                                                    ------------     ------------
          Gross profit............................................    33,143,886       26,254,144
Operating expenses:
  Selling and distribution........................................    17,518,527       12,842,232
  Marketing, advertising and promotion............................     5,816,744        3,559,091
  General and administrative......................................     3,645,049        4,606,734
  Provision for doubtful accounts.................................       245,086          518,320
  Amortization of intangibles.....................................       571,935        1,230,996
                                                                    ------------     ------------
          Total operating expenses................................    27,797,341       22,757,373
                                                                    ------------     ------------
          Earnings from operations................................     5,346,545        3,496,771
Interest income...................................................        59,478           81,634
Interest and debt expense.........................................    (2,452,216)      (2,142,089)
Other income......................................................     1,436,462        1,549,207
                                                                    ------------     ------------
          Earnings before income taxes............................     4,390,269        2,985,523
Income tax expense................................................     1,756,109        1,194,210
                                                                    ------------     ------------
          Net earnings............................................     2,634,160        1,791,313
                                                                    ============     ============
Per share information (note 3):
Primary:
     Earnings per share...........................................  $       0.26     $       0.18
                                                                    ============     ============
     Weighted average common and common equivalent shares.........    10,199,937        9,830,478
                                                                    ============     ============
Fully diluted:
     Earnings per share...........................................  $       0.25     $       0.18
                                                                    ============     ============
     Weighted average common and common equivalent shares.........    10,613,426        9,894,394
                                                                    ============     ============

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

     2. Inventories are comprised of the following:

                                                                   FEBRUARY
                                                                      24,         MAY 31,
                                                                     1996          1995
                                                                  -----------   -----------
    Raw materials...............................................  $ 2,016,152   $ 1,978,760
    Work-in-process.............................................       81,337       695,995
    Finished goods..............................................   16,031,554    14,922,983
                                                                  -----------   -----------
                                                                   18,129,043    17,597,738
    Inventory reserves..........................................     (600,000)     (600,000)
                                                                  -----------   -----------
                                                                  $17,529,043   $16,997,738
                                                                  ===========   ===========

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

     5. On June 6, 1995, a class action lawsuit was filed in the Federal District Court for the Central District of California alleging violations of the Federal Securities laws by the Company and certain of its present and former officers and directors. On February 6, 1996, the Company reached an agreement-in- principle to settle the class action lawsuit. The proposed settlement provides for the Company's insurance carrier to pay $1,000,000, which comprises the entire settlement amount. The agreement is subject to the execution of definitive settlement documentation and the approval of the Court.

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

     Selling and distribution. Selling and distribution expenses increased 36.4% to $17.5 million in the first thirty-nine weeks of fiscal 1996 from $12.8 million in the first thirty-nine weeks of fiscal 1995, primarily due to: (i) increased distribution expenses related to the operation of the Company's City of Industy distribution facility, which did not exist in the first thirty-nine weeks of fiscal 1995; (ii) increased commissions to independent sales representatives due to increased sales to national accounts; and (iii) costs of increased personnel in the Company's design group.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 63.4% to $5.8 million in the first thirty-nine weeks of fiscal 1996 from $3.6 million in the first thirty-nine weeks of fiscal 1995 due to increased expenses to support the Company's sales growth and the introduction of the Company's new snowboard boot line.

     General and administrative. General and administrative expenses decreased from $4.6 million in the first thirty-nine weeks of fiscal 1995 to $3.6 million in the first thirty-nine weeks of fiscal 1996 primarily due to decreased costs of personnel and reduced fees for executive searches.

     Provision for doubtful accounts. Provision for doubtful accounts decreased to $245,000 for the first thrity-nine weeks of fiscal 1996 from $518,000 for the first thirty-nine weeks of fiscal 1995 primarily due to the recording of a provision in 1995 related to the settlement of the Company's account with its distributor for Mexico. See "Fiscal Year 1995 as Compared to Fiscal Year 1994 -- Provision for doubtful accounts."

     Amortization of intangibles. Amortization of intangibles decreased from $1.2 million for the first thirty-nine weeks of fiscal 1995 to $572,000 for the first thirty-nine weeks of fiscal 1996 due to the write-off of the Orange Facility Goodwill on May 31, 1995. See "-- Overview."

     OTHER INCOME

     Other income for the first thirty-nine weeks of fiscal 1996 was comprised primarily of royalty income and sublease income. Other income decreased $113,000 to $1.4 million in the first thirty-nine weeks of fiscal 1996 from the first thirty-nine weeks of fiscal 1995, due to the absence of a one-time benefit of $572,000 of litigation recovery received in the second quarter of fiscal 1995, partially offset by an increase in royalty income. Such litigation related to the Company's claims against the bankruptcy estate of Drexel Burnham Lambert Inc. ("Drexel"). The claims alleged that, in connection with the Acquisition, Drexel had defrauded the Company into issuing shares of its Common Stock to a Drexel affiliate.

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

     The Company anticipates that the application of the net proceeds from this Offering to repay debt should alleviate the Company's working capital constraints to a large extent for the next 12 months. In addition, the Company will attempt to increase the amount available under the Secured Line of Credit, however, there can be no assurance that it will be successful in doing so. See "Use of Proceeds." For the next 24 months,the Company believes that cash from operations together with borrowings from its Secured Line of Credit and other credit facilities should be sufficient to meet its working capital needs. If this Offering is not completed, the Company will require other financing to support its growth and satisfy the Company's other cash requirements. There can be no assurance that such financing will be available, or that if it is available, it will be on terms acceptable to the Company.

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


                                          By:             VANS, INC.
                                              ----------------------------------
                                                         (Registrant)

                                                            NAME
                                              ----------------------------------


Date: May 21, 1996                        By:        /s/  CRAIG E. GOSSELIN
                                              ----------------------------------
                                              Craig E. Gosselin
                                              Vice President and General Counsel