Form 10-K
period 1996-05-31
VANS INC
filed 1996-08-23
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


  (Mark One)
     [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

           For the fiscal year ended May 31, 1996, or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

           For the transition period from ___________ to ___________


Commission file number:     0-19402

                                   VANS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                         33-0272893
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

2095 Batavia Street, Orange, California                                 92865
(Address of principal executive offices)                             (Zip Code)

                                (714) 974 - 7414
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The approximate aggregate market value of the Common Stock held by non-affiliates of registrant (computed based on the average bid and asked prices of the Common Stock, as reported on the NASDAQ National Market System on August 6, 1996), is $152,416,057.

The number of shares of registrant's Common Stock outstanding at August 20, 1996 is 12,682,944.

                      Documents Incorporated By Reference:

Portions of registrant's Annual Report to Stockholders for the Fiscal Year Ended May 31, 1996 are incorporated by reference into Part II of this report; portions of registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this report; and certain exhibits are incorporated by reference into Part IV of this report.

                                   VANS, INC.
                                    FORM 10-K
                     For the Fiscal Year Ended May 31, 1996

                                TABLE OF CONTENTS

Part I                                                                                 PAGE NO.
                                                                                       --------
         Item 1.  Business.........................................................       3
         Item 2.  Properties.......................................................      15
         Item 3.  Legal Proceedings................................................      15
         Item 4.  Submission of Matters to a Vote of Security Holders..............      16


Part II

         Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters...........................................      17
         Item 6.  Selected Financial Data..........................................      17
         Item 7.  Management's Discussion and Analysis of Financial ...
                     Condition and Results of Operations...........................      17
         Item 8.  Financial Statements and Supplementary Data......................      17
         Item 9.  Changes in and Disagreements With Accountants on ...
                     Accounting and Financial Disclosure...........................      17


Part III

         Item 10. Directors and Executive Officers of the Registrant...............      18
         Item 11. Executive Compensation...........................................      18
         Item 12. Security Ownership of Certain Beneficial
                   Owners and Management...........................................      18
         Item 13. Certain Relationships and Related Transactions...................      18


Part IV

         Item 14. Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K...........................................      19

THE DISCUSSION IN THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" ON PAGES 6 TO 12 OF THE COMPANY'S PROSPECTUS, DATED MAY 21, 1996, WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1. BUSINESS

OVERVIEW

         Vans, Inc. (the "Company") is a leading designer, manufacturer and distributor of a collection of high quality casual and active-casual footwear for men, women and children, as well as performance footwear for enthusiasts sports such as skateboarding, snowboarding and BMX bicycling. The Company was founded in 1966 in Southern California as a domestic manufacturer of vulcanized deck shoes (such as the Authentic(TM)). Today the Company markets its broad footwear line worldwide to a target customer base of 12 to 24 year old young men and women. The Company is incorporated in Delaware.

         The Company has earned a reputation over its 30 year history for quality, performance and value, particularly among participants in alternative sports such as skateboarding and BMX bicycling. As a result of this reputation, the Company has developed a strong brand image which the Company believes represents the individualistic and enthusiast lifestyle of its target customer base. The VANS brand image coincides with what the Company believes is a fundamental shift in the attitudes and lifestyles of young people worldwide, characterized by the rapid growth and acceptance of alternative, enthusiasts sports and the desire to lead an individualistic, contemporary lifestyle. The Company believes that underlying factors influencing young people include: (i) programs broadcast worldwide on networks such as MTV, ESPN and ESPN2; (ii) the growing international distribution and popularity of magazines such as Rolling Stone, TransWorld SKATEboarding, Spin and Details; and (iii) the increased independence and purchasing power of young people worldwide.

         To capitalize on the strength of the VANS brand with young men and women worldwide, the Company repositioned itself during fiscal 1996 from a domestic manufacturer to a marketing-driven company. With a focus on understanding the attitudes, lifestyle and product desires of its target customer base, and by marketing and designing its product line accordingly, the Company believes it is well-positioned to further the growth of the VANS brand in this market.

         Led by a new management team including Walter E. Schoenfeld, the Company's Chairman and Chief Executive Officer and the founder of Britannia Sportswear Company, and Gary H. Schoenfeld, the Company's President and Chief Operating Officer, the Company has implemented a number of strategic and operational initiatives. In particular, the Company: (i) began sourcing new products from overseas; (ii) leveraged its brand equity with young people into products centered around increasingly popular alternative sports, such as the Company's snowboard boot line, and into products that have a lifestyle orientation, such as the Company's successful International Collection of casual and active-casual shoes; (iii) designed a marketing strategy to promote the VANS brand and stay close to the product desires of its target customers; (iv) restructured its operations which culminated with the July 1995 closing of its underutilized Orange, California manufacturing facility (the "Orange Facility") and the consolidation of the production of its traditional vulcanized shoes at its smaller Vista, California manufacturing facility (the "Vista Facility"); and
(v) enhanced its management information and inventory control systems to better control costs and increase operational efficiencies. Each of these initiatives has been an important ingredient of the Company's heightened commitment to its customers.

BUSINESS STRATEGY

         The Company's long-term objective is to become a leading lifestyle company offering a complementary array of footwear, apparel and accessory products worldwide by capitalizing on the strength of the VANS brand name. The Company's operating and growth strategies are aimed at achieving this long-term objective while maintaining the authenticity and credibility of the VANS brand image.

         OPERATING STRATEGY

         The Company seeks to be the brand of choice for lifestyle and alternative sport footwear by continually listening and responding to the product desires of its target customers. The Company's core customers are 12 to 24 year old young men and women who are active enthusiasts of alternative sports and/or on the forefront of fashion and contemporary lifestyle trends. The breadth of the Company's product line is intended to appeal both to these core trend setters as well as to mainstream customers who similarly identify with the lifestyle image of the VANS brand. The Company's operations are directly tied to this strategy and are intended to provide the necessary framework for staying close to these customers. Key elements of the Company's operating strategy include:

         - Promote the VANS Brand Image through Grassroots Marketing Efforts. The Company promotes its brand image through a grassroots marketing effort that includes the sponsorship of alternative sporting and entertainment events, sports teams and individual athletes. An example of one of the Company's event sponsorships is the "VANS Warped Tour '96," a festival combining concerts with a skateboarding contest in approximately 40 cities throughout the United States, Canada, Europe and Japan. In addition, the Company sponsors over 100 of the world's top athletes in skateboarding, snowboarding and BMX bicycling. The Company believes its event sponsorships and athletic endorsements reinforce the Company's authenticity and credibility with its core customer base and can generate valuable media exposure on networks such as MTV and ESPN2, as well as in alternative sport and lifestyle magazines. The Company believes this media coverage increases the overall awareness of the VANS brand image among its broader target market worldwide. The VANS image is further enhanced through print and advertising campaigns which depict youthful, active lifestyles and attitudes and have been carried on networks such as MTV and Prime Sports, on outdoor billboards and in magazines such as Rolling Stone, TransWorld SKATEboarding, TransWorld SNOWboarding, Spin and Details. The Company's grassroots marketing approach enables it to stay close to its core target customers, while promoting the VANS brand globally as the choice for alternative sport and active lifestyle footwear.

         - Provide Authentic and Design-Distinctive Products. The Company designs and develops high quality products that embody the VANS image. The Company's performance and casual footwear products incorporate distinctive fabrics, cutting-edge styles and colors and dependable construction designed to appeal to alternative sports enthusiasts seeking performance footwear and to other more mainstream consumers seeking footwear that represents youth, individuality and independence. The Company believes the technical features of its skate performance shoes and snowboard boots as well as the Company's Signature Skate Shoe Series, a line endorsed by top alternative sport athletes worldwide, reinforce the authenticity and credibility of the VANS brand name.

         - Distribute through Selected National Retailers and Independent Accounts. The Company sells its products through carefully selected national retailers, including Kinney Shoe Corporation (which includes Foot Locker, Lady Foot Locker, Kids Foot Locker, Kinney Shoe Stores and Champs Sporting Goods), Nordstrom, Inc., Gadzooks, Inc., and Mervyn's. Recently, the Company has significantly expanded its business with new and existing accounts, including J.C. Penney Company, Inc., R.H. Macy & Co., The Bon Marche, Journey's and Foot Action, Inc. The Company also sells its products through independent retailers such as skateboard and surf shops to maintain its authenticity and stay close to its core customer base. The Company believes that it is strengthening its relationships with these national and independent retailers through: (i) the introduction and expansion of the International Collection; (ii) more frequent availability of new stock keeping units to keep inventory fresh; (iii) maintenance of the quality image of its retail account base; and (iv) the quality of its products and timeliness of deliveries.

         - Select International Distributors that Build the VANS Brand Name. Recognizing significant opportunities internationally, the Company in fiscal 1996 upgraded and expanded its international distributor base and focused on selecting and maintaining relationships with distributors who understand both how to build the VANS brand as well as the tastes and preferences of their local markets. The Company now focuses its international efforts through a Hong Kong subsidiary that was recently formed. See "Sales and Distribution- -International Sales."

         - Execute a Retail Strategy that Complements the Company's Overall Brand Strategy. The Company operated 83 retail stores as of August 22, 1996 (comprised of 54 conventional mall and free standing stores, 24 factory outlet stores and 5 clearance stores). Such stores enhance the Company's presence in Southern California in addition to providing it with an important outlet for slower moving inventory and a forum to test new products and obtain feedback from customers.

         - Maintain Flexibility in Manufacturing to Enhance Market Responsiveness. Central to the success of the Company's operating strategy is the ability to respond quickly to changing trends within its target market. The Company believes it minimizes lead times and capital expenditures and maximizes quality and product variety by utilizing a combination of third-party foreign manufacturers and its own domestically located facility. With relatively short lead times (8-12 weeks) and the ability to manufacture in small lots in South Korea, the Company believes that it can generally keep its inventory fresh by adding the latest designs to its offering mix while eliminating slower moving styles.

         - Execute Well-Conceived Product Testing Process. The Company has developed a product testing process to stay close to its customers and gauge product acceptance in the marketplace. In addition to placing new products and samples in its own retail stores, the product testing process includes: (i) previewing product prototypes with independent and key retailers prior to the introduction of such product; (ii) testing products and new concepts with selected national accounts; and (iii) conducting its "first edition" test program in which the Company chooses and introduces one new style roughly every six to eight weeks for distribution on a preview basis to a group of key independent retailers and several of the Company's retail stores.

         - Utilize Selective Licensing. The Company believes that selective licensing of the VANS name and trademarks for use on non-footwear product lines, such as apparel and accessories, has provided an opportunity to promote the VANS brand while significantly reducing capital outlays and operating expenses. The Company has the right to approve the design, manufacturing specifications, advertising and distribution of its licensed products and maintains a practice of evaluating its licensing arrangements to ensure consistent presentation of the VANS brand.

         GROWTH STRATEGY

         The Company has developed a growth strategy that it believes will maximize its long-term opportunities while simultaneously enhancing and protecting its valuable brand image. The Company's growth strategy is focused on: (i) expanding its product-line beyond the Company's core men's footwear styles to include more women's styles, as well as related products, such as apparel and other accessories; (ii) capitalizing on the growing snowboarding market; (iii) increasing the penetration of its existing domestic account base; and (iv) pursuing a global marketing initiative to increase sales in existing and new international markets.

         -   Expand the VANS Product Line

             - Women's and Youth's Footwear. The Company's traditional footwear products have expanded from a line of basic, vulcanized style shoes to a collection of lifestyle fashions, including a line of women's contemporary lifestyle footwear. In the second quarter of fiscal 1996, the Company expanded its International Collection to include a line of women's fashion styles through the introduction of casual-athletic shoes in innovative materials such as hologram, vinyl, satin and patent leather. The Company intends to continue to broaden its customer base and believes that one of its next logical extensions is to provide more products in youth's sizes targeted at 8 to 12 year olds whose families are already purchasing VANS products.

             - Apparel and Accessories. Leveraging off the Company's growing reputation for fashion-forward designs and high-quality products, the Company intends to increase its production and distribution of brand-name apparel and accessories. These products may include T-shirts, sweatshirts, shorts, caps, backpacks and other accessories to be distributed in geographic locations where the Company does not have existing licensing agreements. In addition, the

                 Company may produce and distribute alternative sports apparel, such as snowboarding outerwear. The Company currently has all of the international rights outside of Japan and Italy to produce and distribute its own apparel, and all of the domestic and international rights to develop and distribute alternative sports apparel, such as snowboarding outerwear.

         - Capitalize on the Growing Snowboarding Market. The Company entered the snowboard boot market approximately two years ago and believes that today it is among the top four market share leaders worldwide based on the number of snowboard boots sold. The Company believes that a substantial growth opportunity exists in the snowboarding market and believes it is well-positioned to increase its market share of the snowboard boot market. In fiscal 1996, the Company entered into a licensing agreement with Switch Manufacturing to utilize Switch's innovative and convenient step-in boot binding system. Switch is a leading manufacturer of snowboard boot bindings and the Company believes its affiliation with Switch reinforces the Company's credibility among snowboard boot customers, further establishing the Company's position in the snowboard boot market. Switch is involved in certain litigation regarding the patent for its system. See Item 3. "Legal Proceedings." The Company has increased the number of snowboard boots offered from five styles in the 1995/1996 season to 11 styles in the 1996/1997 season. The Company believes further opportunities exist to leverage its brand into snowboarding apparel and accessories.

         - Increase Penetration of Existing National Retail and Independent Accounts. Building upon the Company's operating strategy described above, the Company believes significant growth opportunities exist within its current national account base. The Company intends to grow its account base through its broadened product line which it believes will enable it to increase: (i) the number of stores for which its existing national and regional chains purchase products; and (ii) the number of stock-keeping units sold through each store.

         - Expand Internationally by Increasing Penetration of Existing Markets and Entering New Markets. International markets represent a substantial area of growth for the Company since the Company believes that many of its target customers of 12 to 24 year olds around the world similarly identify with the lifestyles of their counterparts in the United States. The Company, through its Hong Kong subsidiary, intends to continue its international expansion through a global marketing initiative designed to increase VANS brand awareness worldwide. This marketing strategy includes: (i) increasing the number of international alternative sport and entertainment event sponsorships; (ii) more extensive touring abroad by internationally recognized athletes and alternative sports teams which endorse the VANS brand; (iii) generating media coverage in international markets through increased participation in promotional activities; (iv) previewing products at international trade shows; and (v) working with international distributors who understand their local markets and providing them with sales tools and promotional materials to enable them to effectively market the VANS brand.

MARKETING AND PROMOTION

         The Company's global marketing strategy is to further enhance the image and awareness of the VANS brand by associating its products with the sports, music, fashion and contemporary lifestyle trends established by young people in the U.S. and abroad. The Company's core customers are 12 to 24 year olds in the forefront of trends in alternative sports and contemporary lifestyles, while much of the Company's sales volume is driven by its broader target market of mainstream customers who desire to live a lifestyle consistent with the VANS brand.

         The Company markets its brand through the sponsorship of alternative sport and entertainment events, print and television advertising and alternative sport athletic endorsements. In addition, point-of-purchase merchandising used by the Company's customers, as well as the design of the Company's retail stores and factory outlets, further promote the VANS brand.

         ALTERNATIVE SPORTS AND ENTERTAINMENT EVENT SPONSORSHIPS

         The Company's marketing and promotion strategy includes the sponsorship of alternative sporting and entertainment events. The Company believes these events and sponsorships reinforce the Company's authenticity and credibility with its core customer base and create significant brand loyalty among participants in these sports. Through these sponsorships, the Company has received media coverage on networks such as MTV, ESPN2 and Fox, and in alternative sport and contemporary lifestyle magazines. The Company believes this media coverage is seen or read by its broader target market throughout the world and increases overall awareness of the VANS brand name.

         Among the events and activities the Company has sponsored are the 1995 World Championships of Skateboarding (with The Hard Rock Cafe), skateboard contests such as the Venice Street Grind, Battle of the Bay and Slam City Pro, the Brooklyn Bridge Skate Ramp, the Wild Women's Snowboarding Camp, the National Bike League and the American Bike League. The Company also sponsors snow, skate and surf videos and "demo days" at ski and snowboard resorts around the country and in Japan, and participates in college campus tours organized by magazines such as Spin and Details.

         The Company is the exclusive title sponsor of the "VANS Warped Tour '96." This event visits approximately 40 top young adult markets throughout the U.S., Canada, Europe and Japan. The tour is an affordable daytime lifestyle, music and sports festival for teenagers and young adults, with skateboarding, biking and climbing events, retailer booths, video games, prize giveaways and performances by emerging alternative bands. It also features an amateur skateboarding competition in selected locations, with the winners being invited to participate in the 1996 World Championships of Skateboarding, which will again be sponsored by the Company and The Hard Rock Cafe. The tour is being promoted through local radio, print, poster and flyer distribution, supplemented by national promotion via television, print and the Internet. The Company has compiled a "VANS Warped Tour '96" CD, featuring certain bands performing on the tour, to be used as a gift with a VANS product purchase. The tour and the CD promotion are designed to coincide with the "Back to School" season.

         ATHLETIC ENDORSEMENTS

         As with event sponsorship, the Company believes the endorsement of alternative sports teams and individual athletes reinforces the Company's authenticity and credibility with its core customers and creates significant brand loyalty among participants. The Company's sponsored athletes aid in the design of the Company's shoes, make promotional appearances, wear the Company's products exclusively and increase overall consumer awareness of the VANS brand. The Company supports its sports marketing with print and television advertising featuring its sponsored athletes.

         The Company sponsors over 100 of the world's top male and female athletes through the VANS Skateboarding Team, the VANS Snowboarding Team and the VANS BMX Team. Selected members of the VANS teams include:

         Skateboarding

         Steve Caballero--Big Air World Title Holder, Signature Pro Model
         Mike Carroll--Skater of the Year, Thrasher, 1994, Signature Pro Model Salman Agah--Skater of the Year, Thrasher, 1993, Signature Pro Model Simon Woodstock--2nd Place Street Champion Holder, Munster Competition/
           1995

         Snowboarding

         Jamie Lynn--World Champion, 2nd Place Big Air, Innsbruck, Austria/1996,
           Signature Pro Model
         Shaun Palmer--World Champion 1988-89, 15 year competitor, Signature
           Pro Model
         Circe Wallace--Recognized Top Five Female Snowboarder: TransWorld
           SNOWboarding
         Rachel Furiel--#1 Place Senior Women's Pipe USASA Nationals, 1996

         BMX Bicycling

         Pete Loncarevich--Top BMX rider
         John Purse--National Bike League, #1 Pro BMX, #2 American Bike League,
           1996
         Kiyomi Waller--#1 ABA Pro 24 Cruiser, 1996

         PRINT AND TELEVISION ADVERTISEMENTS

         The VANS alternative sports image is enhanced by print and advertising campaigns which depict youthful, contemporary lifestyles and attitudes and are carried on networks such as MTV, Prime Sports and ESPN2, on billboards and in magazines such as TransWorld SKATEboarding, Thrasher and TransWorld SNOWboarding. The Company promotes its lifestyle image through advertisements in a number of magazines that appeal to its target customer group, including Rolling Stone, BMX Plus, BAM, Spin, Vibe, Option, Bikini, and Details. In addition, the Company selectively advertises in widely circulated fashion and lifestyle magazines, such as Seventeen and YM. The Company develops much of its advertising in-house, which the Company believes allows it to respond more quickly and with a greater degree of creative and cost control.

         WORLD WIDE WEB SITE

         Since September 1995, the Company has marketed its products and image through its interactive home page on the World Wide Web to customers who directly access the Internet. The Web site includes a product catalog, photos, interviews, sound and video clips of bands who wear VANS products, profiles and interviews with members of the Company's sports teams, information on Company-sponsored events, celebrities who wear VANS products and the Company's history.

PRODUCT DESIGN AND DEVELOPMENT

         The Company's product design and development efforts are centered around leading edge trends in the youth culture, including such areas as alternative music and enthusiasts sports, television, movies and clothing. The Company's products are then designed and refined based on consumer and retailer feedback through multiple product reviews. The Company's designers work to monitor subtle changes in the music, sports, media and fashions which appeal to the Company's core customers.

         The Company traditionally designs and merchandises three lines of footwear products per year for the annual Spring, "Back to School" and Holiday seasons. The standard product development cycle takes approximately one year from design concept through production and rollout. However, in response to changes in trends or consumer demand, the Company will develop new products for immediate introduction (in as little as 1-2 months) or accelerate the planned release of new designs. The product design cycle begins by understanding the consumer, which is accomplished through a study of current trends in fashion, magazines and markets both by the design staff and through the use of market forecasting services. The design team then typically develops three or four themes based on this marketing analysis and produces product concept boards for the review of management and the sales and marketing staff. The design team then refines the designs, prepares specification sheets and orders samples. The Company's design staff works with sales and marketing personnel as well as with the Company's alternative sports teams and athletes in all aspects of this design process. One or more cycles of prototype products are reviewed by the design team and focus groups composed of the target consumers, and the design team may eliminate some designs based on the feedback received. Key retailers, sales representatives and customers typically will also review the line prior to the final preparation of specifications and samples. The product is then typically reviewed again by key retailers and additional changes may be made prior to the presentation of the products at trade shows to a broader range of retailers. Product previews have proven critical to the manufacturing process by providing indications as to whether a new design will be successful and therefore produced. Product lines are released in multiple deliveries over the course of a season and product life cycles vary from as short as one season (3-6 months) to 2-3 years or more.

PRODUCTS

         The Company produces a wide variety of casual, active-casual and performance footwear products and snowboard boots, all of which are designed to appeal to alternative sport enthusiasts seeking performance footwear and mainstream consumers seeking footwear that represents youth, individuality and independence. The average retail prices for the Company's footwear products range from $35 to $70 for casual and performance footwear, and from $140 to $250 for snowboard boots. The Company also offers a variety of apparel and accessories bearing the VANS brand name through its own retail stores as well as through licensing arrangements with third parties.

         The Company's shoes and snowboard boots can generally be categorized by the manufacturing process used. The Company's International Collection line primarily consists of foreign-sourced shoes manufactured through a cold-cured process in which the upper and sole are sewn and cemented together. This manufacturing process allows for the combination of a number of different outsoles, fabrics and styles. The Company's domestically produced shoes, including the traditional VANS deck shoes, are vulcanized, a manufacturing process utilizing heat and pressure that binds the sole and upper together.

         MEN'S FOOTWEAR

         Classics, Casual and Casual Skate. The Company's classics, casual and casual skate line include many styles within the International Collection, a wide variety of cold-cured suede, leather and canvas shoes, as well as traditional slip-on and laced canvas vulcanized footwear. The styles are offered in a wide variety of colors, fabrics, designs and outsoles. Some of the Company's casual and skate-influenced styles are the Razor(TM), Fracture(TM), Wally(TM), Rail(TM), Blunt(TM), Blur(TM), Old Skool(TM), and Mel(TM). Some of the classics styles are the Era(TM), Classic Slip-on and the Authentic(TM).

         Performance Skate. Throughout its 30-year history, the VANS brand name has long been associated with skateboarding. The Company's performance skate line of footwear is designed to provide skaters with the style and technical features they demand. The Company offers performance skate shoes in a variety of colors and styles with many of the same features described above as well as a double layer of suede or leather on the ollie area for extra durability, double and triple stitching for durability, padded tongues and collars and grippy gum rubber bottoms. The Company also offers Signature Skate Shoe Series, and works with top skaters, such as Steve Caballero and Salman Agah, to develop high performance skate footwear. The Company believes the identification of its shoes with top skaters helps to increase sales of its performance footwear. Some of the Company's performance skate shoes are the Fairlane(TM), Ratz(TM) and Pudge(TM), as well as the Lo Cab(TM), Half Cab(R), Mike Carroll(TM) and Salman Agah(TM) signature shoes.

         WOMEN'S FOOTWEAR

         The Company's footwear products for women include casual, fashion-oriented products within the International Collection (introduced in the second quarter of fiscal 1996), and classic deck shoes. Many of the products in the women's line incorporate fundamental features of the Company's skate shoes with fashion-conscious detailing, colors and fabrics. The core line of women's footwear includes active-casual suede, leather, nylon, canvas, vinyl and patent leather sport and casual shoes in a wide variety of colors. The line includes vulcanized shoes, as well as cemented, skate-oriented, cup-soled shoes. Some of the Company's women's shoes include the Lucy(TM), Ethel(TM), Trounce(TM), Blunt(TM), Croodle(TM) and Old Skool.

         SNOWBOARD BOOTS

         For the 1996/1997 season, the Company has expanded its snowboard boot line to include 11 styles offering unique combinations of a number of technical innovations at various price points. Featured in this season's line are: (i) five styles of lighter weight linerless boots; (ii) four styles which are compatible with the Switch Autolock(TM) system, an innovative and convenient step-in boot binding system; and (iii) three styles designed specifically for women.

         In the 1995/1996 season, the Company offered five styles of snowboard boots, including the Lemming(TM), a lightweight linerless boot, and the Voltaire(TM), its first Switch-compatible boot. In the 1995/1996 season, the Company sold approximately 95,000 pairs of boots. In the 1994/1995 season, the first season in which the Company sold snowboard boots, the Company offered two boot styles and sold approximately 4,000 pairs of boots.

         The Company believes that the Switch step-in binding system is currently the most proven and accepted version of the new step-in binding systems, and believes that its licensing arrangement with Switch further enhances the Company's credibility and reputation in the snowboard boot market. Step-in bindings provide added convenience by reducing the amount of time required to mount and dismount the board before and after each run.

         SANDALS

         In the last quarter of fiscal 1995, the Company began offering a limited number of stylish leather and nubuck sandals. The Company believes sandals represent a logical product line extension and are consistent with the VANS image. Current sandals offered by the Company include the Monk(TM), Caesar Sport(TM) and Mahatma(TM).

         APPAREL AND ACCESSORIES

         The Company offers certain apparel and accessories at its Company-owned retail stores, including T-shirts, hats, backpacks, shorts, sweatshirts, socks and wallets. Most products carry the VANS brand logo and are designed to appeal to the styles and trends of the Company's target consumer group. Products sold in the Company's stores are designed by the Company and manufactured by third parties. In addition, the Company has selectively licensed its trademarks to certain distributors. See "--Licensing."

SALES AND DISTRIBUTION

         The Company has three primary distribution channels for its products:
(i) national sales through national and regional retailers, as well as independent specialty stores, including skate and surf shops; (ii) international sales through its wholly-owned foreign subsidiary; and (iii) sales through Company-operated retail and factory outlet stores.

         NATIONAL SALES

         The Company sells its products through approximately 3,500 active accounts, including Kinney Shoe Corporation (which includes Foot Locker, Lady Foot Locker, Kids Foot Locker, Kinney Shoe Stores and Champs Sporting Goods), Nordstrom, Gadzooks, Inc. and Mervyn's. Recently, the Company has significantly expanded its business with certain new and existing accounts, including J.C. Penney Company, Inc., R.H. Macy & Co., Inc., The Bon Marche, Journey's and Foot Action, Inc. The Company also sells its products through independent retailers such as skateboard and surf shops to maintain its authenticity and to stay close to its core customers. The Company intends to execute its growth strategy through marketing and product development in order to further increase sales through its existing accounts.

         The Company strives to maintain the integrity of the VANS image by controlling the distribution channels for its products based on criteria which include the retailer's image and ability to effectively promote the Company's products. The Company works with its retailers to display, stock and sell a greater volume of the Company's products.

         The Company's distribution strategy is to differentiate the product offerings of independent specialty stores and larger national accounts through the breadth of its product lines and the staggered release of certain products. The expansion of the Company's product line has also enhanced the Company's ability to distribute its products through a larger number of major accounts while maintaining variety across these accounts. In addition, the Company staggers the release of certain products to select independent retailers or national accounts to test product acceptance, as well as to increase the variety of products offered. As an example, the Company generally releases its new performance skate shoes to independent accounts 60 days before making them more broadly available.

         The Company sells products to its national accounts primarily through independent sales representatives. Several of the Company's larger accounts are managed by Company officers and sales executives. The Company typically engages its independent sales representatives pursuant to agreements with terms ranging from one to three years in length. Compensation of independent sales representatives is generally limited to commissions on sales.

         INTERNATIONAL SALES

         The Company believes that a significant opportunity exists for increased sales of its products to existing international markets, and, to a more limited extent, expansion into new international markets. The Company believes that because of the global reach of music, fashion, media and alternative sports, the styles and trends among the Company's target customer group internationally are similar in many ways to those in the United States. The Company licenses the right to sell VANS products internationally to its Hong Kong subsidiary, Vans Far East Limited ("VFEL"), which in turn sells VANS products to distributors for resale in 65 foreign countries.

         International distributors of VANS products receive a discount on the wholesale price of footwear products and are granted the right to resell such products in defined territories, usually a country or group of countries. Distribution agreements generally are exclusive, restrict the distributor's ability to sell competing products, have a term of one to three years, provide a minimum sales threshold which increases annually, and generally require the distributor to spend up to 5% of its revenues on marketing. VFEL receives payment from all its distributors in United States dollars.

         Financial information about the Company's export sales is included in
Note 13 to the Company's Financial Statements, which are included in the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto.

         RETAIL SALES

         The Company currently operates 83 retail stores, 72 of which are located in California. The Company's retail stores are divided into three store groups, including conventional mall and freestanding stores, factory outlet stores and clearance stores. Currently, the number of stores in each store group is 54, 24 and 5, respectively. The Company's retail stores carry a wide variety of the Company's footwear products, along with apparel and accessory items, most of which bear the VANS brand name and logo.

         The standard Company retail store is between approximately 1,400 to 2,000 square feet. A typical Company store is open seven days a week, for an average of eleven hours per day, and has two or three employees in the store during business hours. The Company sells factory seconds and discontinued shoes at discounted prices through factory outlets and clearance stores. The Company opened eight factory outlets during the fiscal 1996. The Company continually works to upgrade the design and layout of its retail stores as part of its overall marketing plan and remodels older stores as its resources permit to further promote the VANS brand image. The Company intends to open new factory outlet stores only in the leading outlet centers throughout the country. The Company does not intend to significantly increase the number of its other retail stores.

         DISTRIBUTION FACILITIES

         Domestic distribution of products is currently centralized in the Company's approximately 127,000 square foot distribution center in the City of Industry, California. See Item 2. "Properties - City of Industry Distribution Center." Upon receipt from overseas manufacturers, the Company's products are inspected, sorted, packaged and shipped to retail accounts in the United States and abroad. While foreign-sourced footwear for domestic accounts is generally shipped to the City of Industry facility, such footwear for international sales is typically shipped directly from the overseas manufacturers to VFEL's international distributors. In addition, pursuant to a snowboard boot financing arrangement with Ssangyong (U.S.A.) Inc. ("Ssangyong U.S.A"), Ssangyong U.S.A. administers the warehousing and shipping of the Company's snowboard boots through March 1997.

         MANAGEMENT INFORMATION SYSTEMS

         During fiscal 1996, the Company significantly upgraded its management information capabilities. This included the redesign of its order entry system and implementation of an enhanced order processing and a warehouse management system. The Company is currently implementing a Distribution Requirements Planning program (DRP) and is in the process of selecting an automated shipping program. Additionally, the Company is in the process of upgrading its Company-wide payroll system as well as investing in updated point-of-sale technology at its retail stores. All of these improvements are designed to improve operational efficiencies and allow the Company to better track its sourcing, distribution and customer service processes.

SOURCING AND MANUFACTURING

         Historically, the Company manufactured its products at two Company-operated domestic manufacturing facilities. In fiscal 1995, in connection with the Company's strategic redirection, the Company shifted a significant portion of its manufacturing to independent manufacturers located in South Korea to produce the International Collection, which can only be manufactured in significant commercial quantities abroad.

         The Company sources the International Collection and snowboard boots from VFEL, which in turn contracts with contractors in South Korea. During fiscal 1996, approximately 76% of the Company's shoes and 100% of the Company's snowboard boots were manufactured offshore by third party manufacturers. VFEL utilizes one sourcing agent for footwear and one sourcing agent for snowboard boots in South Korea who assist the Company in selecting and overseeing third party contractors, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The Company's and VFEL's production staff and independent sourcing agents together oversee all aspects of manufacturing and production. As is common in the industry, there are no agreements between VFEL and any of its contractors or suppliers, however, the Company is advised that VFEL believes that its relationships with its contractors and suppliers are good. The Company is advised that VFEL is now sourcing sandals through manufacturers outside of South Korea.

         The Company manufactures vulcanized footwear at its 90,400 square foot Vista Facility. The Vista Facility allows the Company to produce a broader line of its vulcanized footwear products for its retail stores as well as its domestic and international accounts. The Vista Facility was established in 1992 to apply integrated cellular manufacturing techniques to the traditional method of shoemaking. These new techniques have led to the reduction of manufacturing cycle times at the Vista Facility from nine days to three, with cycle times for some of the Company's most popular styles reduced to one day. The Company currently operates two shifts a day at the Vista Facility. Manufacturing generally operates on a five-day week, although Saturday shifts are common during periods of peak production, primarily in the Spring and "Back To School" seasons. The Company has recently implemented an incentive bonus plan for employees at its Vista Facility which provides for a monthly bonus payment based on achieving certain production quality and quantity standards.

         The Company's quality control program is designed to ensure that all goods bearing its trademarks meet the Company's standards. With respect to products manufactured by independent contractors, the Company ensures that VFEL develops and inspects prototypes of each product prior to manufacture by such contractors, establishes fittings based on the prototype, inspects samples and, through its employees or sourcing agents, inspects materials prior to production. VFEL or its sourcing agents inspect the final product prior to shipment to the Company's City of Industry distribution center. With respect to licensed products, the Company oversees the quality control programs of its licensees and regularly inspects samples of their products.

         A wide range of materials are used in the domestic and offshore production of the Company's footwear. The Company has not experienced a significant manufacturing delay caused by the unavailability of raw materials, however, there can be no assurance that difficulties in obtaining raw materials, particularly specialized materials used in certain women's shoes, will not arise in the future or that any such difficulties would not have a material adverse effect on the Company's business. To date, the Company has not experienced any significant safety or health problems from the use or handling of these raw materials.

         Dependence on international manufacturers subjects the Company to the general conditions and risks of doing business internationally, including reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to meet production deadlines or increases in manufacturing costs. The Company cannot predict whether the conditions under which it currently does business abroad will remain favorable or whether any events will occur which could adversely affect the availability of independent offshore manufacturing on terms satisfactory to the Company. Although the Company is advised that VFEL believes that it could develop alternative sources of supply for the products obtained from its present suppliers outside the United States, there can be no assurance that such alternative sources would be available on terms satisfactory to the Company, or at all.

LICENSING

         The Company has licensed certain of its trademarks for apparel and accessory products where the Company believed such arrangements would promote the VANS brand name and image consistent with the Company's overall marketing and promotion plan.

         Currently, the Company has license agreements with five third party licensees. The licensees have the exclusive right to manufacture and sell certain products under the Company's trademarks in specified territories. The licenses provide for a royalty payment to the Company and typically establish minimum annual royalty amounts. In Japan, the Company's license agreements cover footwear, caps, sports bags, snowboards, apparel, watches and sunglasses. In Germany, the license agreement covers a variety of bags and, in Italy, the Company's license agreement covers apparel. The Company is generally permitted to sell its licensed products through its retail stores and its distributors. The Company's licenses have varying expiration dates, and are generally extendable at the option of the licensee, provided certain conditions have been met.

         The Company believes additional opportunities exist to increase sales of apparel and accessories bearing the VANS brand name and intends to expand the product line in the future. The Company believes its licensing arrangements to date have allowed it to best use its current resources while promoting a consistent image for the VANS name worldwide. By moving to bring the apparel and accessory business in-house, as appropriate, the Company believes it will be able to enhance the designs of its casual apparel and accessories, as well as to develop a line of functional apparel appropriate for use in alternative sports, such as snowboarding. In connection with this strategy, in July 1996, the Company terminated a license agreement with Oneita Industries, Inc. which covered the manufacture and sale of caps, wovens (shorts), shirts and socks in the United States, and established an in-house apparel group.

COMPETITION

         The athletic and casual footwear industry is highly competitive. The Company competes with a number of domestic and foreign manufacturers of footwear. Many of the Company's competitors, such as Nike, Inc., Reebok International Ltd., adidas AG and Fila Holding SpA, have significantly greater financial resources than the Company, have full lines of product offerings, compete with the Company and VFEL in the Far East for manufacturing sources and spend substantially more on product advertising than the Company. The general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In the casual footwear market, the Company competes with a number of companies, such as Airwalk, Converse Inc. and Stride Rite Corporation (Keds), many of which may have significantly greater financial and other resources than the Company.

         The Company is a relatively new entrant in the snowboard boot business. Although the Company has experienced strong initial sales of its line of snowboard boots, it faces strong competition from well-established competitors, most notably Airwalk and Burton Snowboards, Inc., the domestic industry leaders. Snowboarding is a relatively new sport and there can be no assurance that it will continue to grow at the rate experienced in recent years, or that its popularity will not decline. Moreover, the market for snowboards is characterized by image-conscious consumers. The failure by the Company to accurately predict and target future trends or to maintain its progressive image could have a material adverse effect on its snowboard boot sales. The Company believes that its future success in the snowboard boot market will depend, in part, on its ability to introduce innovative, well-received products, and there can be no assurance of its ability to do so.

         The Company competes primarily on the basis of brand image, design, price, performance, quality, style and color selection and manufacturing and delivery performance. While the Company believes that it generally competes favorably with respect to such factors, any failure to do so could have a material adverse impact on the Company's business, financial condition and results of operations.

BACKLOG

         As of August 20, 1996, the Company's backlog of orders for delivery in the second quarter of fiscal 1997 was approximately $13.0 million, as compared to approximately $8.8 million as of August 20, 1995. The Company's backlog amounts exclude orders from the Company's retail stores. The Company has recently expanded its futures program which offers the Company's national accounts a discount for placing orders early. In addition, increased international sales have contributed to backlog as such sales typically have longer lead times. The Company's backlog also depends upon a number of other factors, including the timing of trade shows, during which a significant percentage of the Company's orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. As a result of these and other factors, period-to-period comparisons of backlog may not necessarily be meaningful.

         In addition, the Company has historically shipped less than all orders in its backlog and a large portion of its products late in the quarter. As a result, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

         The Company holds trademarks, copyrights and patents on its products, brand names and designs which the Company believes are material to its business. The Company has made federal, state and international filings with respect to its material intellectual property, and intends to keep these filings current. The Company believes that its rubber "Off the Wall" sole design, the VANS trademark, and the logo incorporating the VANS trademark are significant to its business as they have been in use for many years and have gained acceptance among consumers and in the footwear industry. The Company is aware of potentially conflicting trademark claims in the United States, as well as certain countries in Europe, South America and the Far East, and is currently engaged in, or contemplating trademark opposition or other legal proceedings, with respect to these claims. There can be no assurance that the Company will be able to use all of its trademarks in any of the jurisdictions where conflicts exist. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement both in the United States and internationally, including through the use of cease and desist letters, administrative proceedings and lawsuits.

ENVIRONMENTAL MATTERS

         In the ordinary course of business, the Vista Facility generates a small amount of hazardous waste which is stored on-site and transported off-site by registered waste haulers for disposal at permitted disposal facilities. The Company holds permits from local jurisdictions for discharging waste water, storing hazardous materials, emitting air pollutants, and operating an air pollution control system and certain other machinery. The Company believes that it is in substantial compliance with all applicable rules and regulations of federal, state and local environmental regulatory agencies.

EMPLOYEES

                  As of August 17, 1996, the Company had 1,092 employees. Of the Company's 1,092 employees, 896 are full-time employees and 196 are part-time employees (most of whom work at the Company's retail stores). The Company considers its employee relations to be satisfactory. The Company has never suffered a material interruption of business caused by labor disputes.

ITEM 2. PROPERTIES

                  Vista, California Manufacturing Facility. The Company leases the 90,400 square foot Vista Facility. The term of the lease is eleven years and six months, with two consecutive five-year extension options. The rental structure under the lease is triple net. The current monthly base rent under the lease is $39,107. Every 24 months a cost of living increase occurs with a minimum of six percent (three percent per year) and a maximum of twelve percent (six percent per year) increase. The monthly rent for each new period of two years is adjusted by the percentage increase in the C.P.I. Index (LA/Long Beach) for the two-year period immediately preceding.

                  City of Industry Distribution Center. The Company leases approximately 127,000 square feet in the City of Industry, California which house its warehouse operations. The lease has an initial term of five years and the Company has one option to extend the lease an additional three years. The rental structure under the lease is triple net. The current monthly base rent is $31,680, which will increase to $34,848 in the thirty-third month of the lease. If the option to extend the lease is exercised, the monthly base rent will be adjusted by the percentage increase in the C.P.I. Index (Long Beach, Anaheim, Riverside), capped at 112.5% of the rent payable for the month immediately preceding the date for rent adjustment. The Company intends to sublease the City of Industry facility and relocate its warehouse operations to the Company's new Santa Fe Springs facility in June 1997. See "Corporate Headquarters," below.

                  Retail Stores. Of the Company's 83 retail stores, two are owned by the Company. Of the Company's 83 stores, 81 are leased (with an average remaining term of 41 months), and 15 are on a month-to-month basis. The leases have an annual rent of approximately $25 per square foot, with a majority of these leases containing annual cost of living increases. Of the Company's 81 retail leases, 74 have terms that include renewal options, and 60 provide for the payment of percentage rent in addition to a fixed monthly charge. The Company leases two of its retail stores from the Company's founders. The Company does not have any franchised stores.

                  Corporate Headquarters. The Company has entered into agreements to lease its Orange, California facility to two companies. In connection with these agreements, the Company is negotiating a lease for approximately 180,000 square feet of space in Santa Fe Springs, California which will house the Company's corporate headquarters and warehouse operations. The proposed lease would commence as of March 1, 1997 with respect to the office space, and June 1, 1997 with respect to the warehouse space. The term of the proposed lease would be 10 years. The rental structure under the proposed lease would be triple net. The initial monthly rent would be $66,600 per month. Such rent would be adjusted according to the C.P.I. Index throughout the term of the lease.

                  The Company believes that its operating facilities and retail space are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

                  SECURITIES LITIGATION. In June 1995, a class action lawsuit was filed in the Federal District Court for the Central District of California alleging violations of the Federal securities laws by the Company and certain of its present and former officers and directors and seeking unspecified damages. On February 6, 1996, the Company reached an agreement-in- principle to settle this lawsuit. The settlement provides for the Company's insurance carrier to pay $1,000,000, which comprises the entire settlement amount. The Company paid no portion of the settlement amount and admitted no liability in connection therewith. On July 22, 1996, the Court entered an order approving the settlement and dismissing this case with prejudice.

                  SWITCH PATENT LITIGATION. The Company has been advised that Switch has been sued for patent infringement by Mark Raines, Gregory Deeney and Preston Binding Company ("Preston"), a division of Ride, Inc. ("Ride"). The suit alleges that the Switch binding system infringes the patent of a binding system developed by Messrs. Raines and Deeney which was subsequently assigned to Preston. Switch has responded to the suit by filing an answer denying such allegations and a complaint against Preston and Ride seeking a declaratory judgment of patent non-infringement and damages for alleged bad faith allegations of patent infringement.

                  Additionally, the Company has been advised by Switch that K2 Corporation ("K2") has notified Switch that, in its opinion, Switch's binding system infringes certain allowed claims in a U.S. patent application filed by K2. To the Company's knowledge, no litigation has commenced in this matter.

                  The Company has not been named as a defendant in the Preston suit or threatened with litigation in either of the foregoing matters; however, there can be no assurance that the Company will not be named in the Preston suit or any potential litigation which might arise between Switch and K2, and there can be no assurance as to the outcome of the litigation between Switch and Preston and Ride or any potential litigation between Switch and K2. In the event Switch is found liable in the Preston suit or in any suit that may be filed by K2, the Company may be unable to use the Switch step-in boot binding system, which could adversely impact the Company's competitive position in the snowboard boot market.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The information required by this Item is incorporated by reference to the disclosure under the caption "Stock Data" on page 36 of the Company's 1996 Annual Report to Stockholders, which Report is attached hereto as
Exhibit 13 and will be furnished to the Securities and Exchange Commission (the "Commission") and the Company's stockholders.

ITEM 6. SELECTED FINANCIAL DATA

                  The information required by this Item is incorporated herein by reference to the disclosure under the caption "Selected Financial Data" on page 35 of the Company's 1996 Annual Report to Stockholders, which Report is attached hereto as Exhibit 13 and will be furnished to the Commission and the Company's stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The information required by this Item is incorporated herein by reference to the disclosure under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 of the Company's 1996 Annual Report to Stockholders, which Report is attached hereto as
Exhibit 13 and will be furnished to the Commission and the Company's stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           The Company's Financial Statements and the Notes
thereto, listed in the Index set forth at page F-1 hereof, are incorporated herein by reference to pages 17-32 of the Company's 1996 Annual Report to Stockholders, which Report is attached hereto as Exhibit 13 and will be furnished to the Commission and the Company's stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by this Item is incorporated herein by reference to the captions "Proposal 1 Election of Directors," Information Relating to Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3, 7, and 15 of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

                  The information required by this Item is incorporated herein by reference to the caption "Executive Compensation and Other Information" on page 9 of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Management and Certain Beneficial Owners" on page 2 of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item is incorporated herein by reference to the disclosure under the caption "Certain Transactions" on page 15 of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS

                  The Company's Financial Statements and the Notes thereto, listed in the Index to Financial Information located at page F-1 of this report, are incorporated into Item 8 of this report by reference to pages 17-32 of the Company's 1996 Annual Report to Stockholders, which is attached hereto as
                  Exhibit 13 and will be furnished to the Commission and to the Company's stockholders.

         (2)      FINANCIAL STATEMENT SCHEDULES

                  The Financial Statement Schedule and the report of independent auditors thereon are set forth at pages F-2 and F-3 of this report.

         (3)      EXHIBITS

EXHIBIT NO.       EXHIBIT DESCRIPTION
(8) 2.1           Agreement of Merger between the Registrant and Van Doren Rubber, dated July 31,
                  1991

(2) 2.1           Certificate of Ownership and Merger (Delaware) of Van Doren Rubber into the
                  Registrant, dated August 19, 1991

(2) 2.2           Certificate of Ownership (California) of the Registrant and Van Doren Rubber, dated
                  August 19, 1991

(2) 3.1           Restated Certificate of Incorporation of the Registrant, dated August 30, 1991

(2) 3.1.1         Certificate of Retirement of Class A and Class B Preferred Stock
                  of the Registrant, dated August 29, 1991

(2) 3.2           Restated By-laws of the Registrant

(6) 3.2.1         Amendment No. 1 of Restated By-laws of the Registrant

(6) 3.2.2         Amendment No. 2 of Restated By-laws of the Registrant

(8) 3.3           Certificate of Designation of Preferences and Rights of Series A Junior
                  Participating Preferred Stock of the Registrant

    4.1           Reference is made to Exhibits 3.1 and 3.2

(8) 4.2           Specimen Stock Certificate

(2) 4.12          Note Purchase Agreement, dated as of August 21, 1991, between the Registrant and holders of the Registrant's Senior Notes due August 1, 1999 (executed composite)

(6) 4.12.1        Amendment No. 1 to the Note Purchase Agreement, dated as of August 5, 1993, by and between the Registrant and Teachers Insurance and Annuity Association
                  (the "Teachers Note Agreement") re: Fixed Charge Coverage Ratio

EXHIBIT NO.       EXHIBIT DESCRIPTION
(6)   4.12.2      Amendment No. 2 to Note Purchase Agreement, dated as of August 9, 1993, by and among the Registrant and Connecticut General Life Insurance
                  Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, and Life Insurance Company of North America
                  (the "CIGNA Note Agreement") re: Fixed  Charge Coverate Ratio

(4)   4.12.3      Amendment No. 2 to the Teachers Note Agreement, dated as of December 15,
                  1993, re: Fixed Charge Coverage Ratio

(4)   4.12.4      Amendment No. 2 to the CIGNA Note Agreement, dated as of December 20,
                  1993, re: Fixed Charge Coverage Ratio

(9)   4.12.5      Amendment No. 3 to the Teachers Note Agreement, dated as of May 13,
                  1994, re: Fixed Charge Coverage Ratio

(9)   4.12.6      Amendment No. 3 to the CIGNA Note Agreement, dated as of May 23, 1994, re: Fixed Charge Coverage Ratio

(10)  4.12.7      Modification Letter, dated as of July 1, 1995, by and among the Registrant,
                  Teachers and Cigna, regarding amending the Teachers and Cigna Note Agreements.

(14)  4.12.8      Modification Letter No.2 , dated as of August 25, 1995, by and among the Registrant,
                  Teachers and Cigna

(15)  4.12.9      Modification Letter No.3, dated as of March 29, 1996, by and among the Registrant,
                  Teachers and Cigna

(7)   4.13        Form of Preferred Stock Purchase Rights Certificate

(7)   4.14        Rights Agreement, dated as of February 22, 1994, by and between the Registrant and
                  Chemical Trust Company of California, as Rights Agent

(6)  10.1         Management Services Agreement, dated as of February 16, 1988, by and between Van
                  Doren Rubber Company, Inc., the Registrant's predecessor ("Van Doren Rubber"), and
                  McCown De Leeuw & Co.

(6)  10.1.1       Amendment to Management Services Agreement, dated as of July 11, 1991, by and between
                  Van Doren Rubber and MDC Management Company ("MDC Management Agreement")

(11) 10.1.2       Amendment No. 2 to the MDC Management Agreement

(6)  10.2         MDV Holdings, Inc. (now known as Vans, Inc.) Incentive Stock Option Plan

(6)  10.2.1       Amendment No. 1 to MDV Holdings, Inc. Incentive Stock Option Plan
                  dated June 28, 1991

(2)  10.3         Standard Industrial Lease-Net, dated as of May 27, 1992, by and between the Registrant and Golden West Vista Associates (the "Vista Lease")

(9)  10.3.1       Amendment No. 1 to the Vista Lease

EXHIBIT NO.       EXHIBIT DESCRIPTION
(9)  10.3.2       Letter Agreement modifying Amendment No. 1 to the Vista Lease

(3)  10.4         Employment Agreement, dated as of July 1, 1992, by and between the Registrant and Craig E. Gosselin

(6)  10.5         1991 Long-Term Incentive Plan

(2)  10.5.1       Amendment No. 1 to 1991 Long-Term Incentive Plan

(2)  10.5.2       Amendment No. 2 to 1991 Long-Term Incentive Plan

(9)  10.5.3       Amendment No. 3 to the 1991 Long-Term Incentive Plan

(11) 10.5.4       Amendment No. 4 to the 1991 Long-Term Incentive Plan

(11) 10.5.5       Amendment No. 5 to the 1991 Long-Term Incentive Plan

(6)  10.6         International Distributor Agreement, dated as of December 7, 1992, by and between W.
                  P. Lavori In Corso s.r.l. and the Registrant

(6)  10.7         Trademark License Agreement, dated as of December 7, 1992, by and between W. P.
                  Lavori In Corso s.r.l. and the Registrant (the "Lavori Trademark Agreement")

(1)  10.7.1       Letter of Agreement, dated December 3, 1995, amending the Lavori Trademark
                  Agreement

(6)  10.8         Software License Agreement, dated March 31, 1993, by and between the Registrant and
                  J.D. Edwards Software, Inc., and Addenda thereto

(6)  10.9         License Agreement for Software Products, dated July 29, 1993, by and between the
                  Island Pacific Systems Corporation and the Registrant

(6)  10.10        Software License Agreement, dated as of May 27, 1993, by and between the Registrant and STR, Inc.

(9)  10.11        Incentive Stock Option Agreement, dated as of September 22, 1993, by and between the
                  Registrant and Walter E. Schoenfeld, covering 30,000 shares

(9)  10.12        Incentive Stock Option Agreement, dated as of September 22, 1993, by and between the
                  Registrant and Walter E. Schoenfeld, covering 100,000 shares

(10) 10.13        Agency Agreement, dated as of June 15, 1994, by and between the Registrant and Sung
                  Won International

(10) 10.14        Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                  William C. Mann

(9)  10.15        Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                  Sari K. Ratsula

(10) 10.16        Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                  Steven J. Van Doren

EXHIBIT NO.       EXHIBIT DESCRIPTION
(11) 10.17        Separation Agreement, dated as of May 31, 1995, by and between the Registrant and
                  Karen J. Ratcliff

(9)  10.18        Employment Agreement, dated as of July 12, 1993, by and between the Registrant and
                  Marc Gold

(9)  10.18.1      Letter Agreement, dated as of April 13, 1994, modifying the Employment Agreement by and between the Registrant and Marc Gold

(9)  10.19        Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                  Gordon C. Lee, Jr.

(9)  10.20        Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                  Robert E. Diamond

(11) 10.21        Separation Agreement, dated as of May 11, 1995, by and between Christopher G. Staff and the Registrant

(11) 10.22        Loan and Security Agreement, dated as of July 1, 1995, by and between the Registrant and Bank of the West

(14) 10.22.1      First Amendment to Loan and Security Agreement, dated as of August 25, 1995, by and between the Registrant and Bank of the West

(1)  10.22.2      Second Amendment to Loan and Security Agreement, dated as of November 8, 1995, by and between the Registrant and Bank of the West

(13) 10.22.3      Third Amendment to Loan and Security Agreement, dated as of March 29, 1996, by and between the Company and Bank of the West

(15) 10.22.4      Fourth Amendment to Loan and Security Agreement, dated as of April 11, 1996, by and between the Company and Bank of the West

(1)  10.22.5      Fifth Amendment to Loan and Security Agreement, dated as of July 16, 1996, by and between the Company and Bank of the West

(11) 10.23        Intercreditor Agreement, dated as of July 1, 1995, by and among the Registrant,
                  Bank of the West and Teachers and Cigna

(11) 10.24        Agreement, dated as of April 19, 1995, by and between International Trading
                  Corporation and the Registrant

(11) 10.25        Agreement, dated as of April 26, 1995, by and between Ssanyong Corporation and the
                  Registrant

(11) 10.26        Employment Agreement, dated as of May 25, 1995, by and between the Registrant and Gary L. Dunlap

(11) 10.27        Letter, dated August 16, 1995, from First Interstate Bank of California to the Registrant re non-compliance with covenants under Credit Agreement

EXHIBIT NO.       EXHIBIT DESCRIPTION
(1)  10.28        Tour Title Sponsorship Agreement, dated as of May 8, 1996, by and between the
                  Registrant and C.C.R.L., LLC

(12) 10.29        License Agreement dated as of August 10, 1995, by and between the Registrant and
                  Switch Manufacturing

(12) 10.30        Amendment, dated as of January 5, 1995, by and between the Registrant and Switch
                  Manufacturing

(12) 10.31        Trademark License Agreement, dated as of November 15, 1995, by and between the
                  Registrant and Oneita Industries

(12) 10.32        Employment Agreement, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

(12) 10.33        Incentive Stock Option, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

(13) 10.34        Employment Agreement dated as of December 1, 1995, by and between Walter E.
                  Schoenfeld and the Registrant

(13) 10.35        Incentive Stock Option Agreement, dated as of May 11, 1995, by and between Walter E.
                  Schoenfeld and the Registrant

(13) 10.36        Amendment to Incentive Stock Option of Walter E. Schoenfeld, dated as of January 8,
                  1996

(13) 10.37        Financing Agreement, dated as of March 29, 1996, by and between the Registrant and
                  Ssangyong (U.S.A.), Inc.

(13) 10.38        Letter, dated March 7, 1996, from Gary H. Schoenfeld to Ssangyong Corporation re the
                  Financing Agreement

(13) 10.39        Intercreditor Agreement, dated as of March 29, 1996, by and among the Registrant,
                  Ssangyong (U.S.A.), Inc., Bank of the West, Cigna and Teachers

(13) 10.40        Security Agreement, dated as of March 29, 1996, by and between the Registrant, and
                  Ssangyong (U.S.A.), Inc.

(13) 10.41        Security Agreement, dated as of March 29, 1996, by and between Vans Footwear
                  International, Inc. and Ssangyong (U.S.A.), Inc.

(13) 10.42        Trademark Security Agreement and Collateral Assignment of Trademarks, dated as of
                  March 29, 1996, by and among the Registrant, Cigna and Teachers

(11) 10.43        Security Agreement, dated as of March 29, 1996, by and among the Registrant, Cigna and Teachers

(1)  10.44        Employment Agreement, dated as of February 14, 1996, by and between Kyle B.
                  Wescoat and the Registrant

(1)  10.45        Employment Agreement, dated as of January 22, 1996, by and between Robert H.
                  Camarena and the Registrant

EXHIBIT NO.       EXHIBIT DESCRIPTION
(1)  10.46        Separation and Consulting Agreement, dated as of January 2, 1996, by and between
                  Joseph C. Gaspers and the Registrant

(1)  10.47        UCC-2 Termination Statement terminating the security interest of Cigna and Teachers in certain assets of the Registrant

(1)  10.48        Release of Grant of Security Interest in the Registrant's Trademarks executed by Cigna and Teachers

(1)  10.49        Employment Agreement, dated July 1, 1996, by and between the Registrant and John T.
                  Dickinson

(1)  10.50        Employment Agreement, dated July 1, 1996, by and between the Registrant and
                  Brentton Ji

(1)  10.51        Employment Agreement, dated July 1, 1996, by and between the Registrant and Charles
                  C. Kupfer

(1)  10.52        Standard Industrial/Commercial Single Tenant Lease - Gross, dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

(1)  10.53        Standard Industrial/Commercial Single Tenant Lease - Net, dated July 22, 1996, by and between the Registrant and Orange Engineering & Machine, Inc.

(1)  10.54        Trust Under Vans, Inc. Deferred Compensation Plan, dated as of June 1, 1996

(1)  10.55        Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

(1)  13           1996 Annual Report to Stockholders

(1)  22           List of  Subsidiaries

     23.1         Consent of Independent Auditors re: Form S-8 Registration Statements is included in their opinion set forth at page F-2 of this report

(1)  27           Financial Data Schedule

- -------------------------------------------------
(1)  Filed herewith.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(3) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 28,1993, and incorporated herein by this reference

(5) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 27, 1994, and incorporated herein by this reference

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1993, and incorporated herein by this reference

(7) Filed as an exhibit to the Registrant's Form 8-A Registration Statement (SEC File No. 0-19402), and incorporated herein by this reference

(8) Filed as an exhibit to the Registrant's Form 8-K, dated February 15, 1994, and incorporated herein by this reference

(9) Filed as an exhibit to the Registrant's Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(10) Filed as an exhibit to Amendment No.1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(11) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 25, 1995, and incorporated herein by this reference

(13) File as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 24, 1996, and incorporated herein by this reference

(14) Filed as an exhibit to the Registrant's Form 8-K, dated October 17, 1995, and incorporated herein by this reference

(15) Filed as an exhibit to the Registrant's Form S-3 Registrant Statement, filed with the Securities and Exchange Commission on April 5, 1996 (File No. 333-3272), and incorporated herein by this reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 VANS, INC.
(Registrant)

BY:      /s/ Walter E. Schoenfeld                Date:           August 22, 1996
         ------------------------
         Walter E. Schoenfeld
         Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

/s/ Walter E. Schoenfeld                         Date:           August 22, 1996
- ------------------------
Walter E. Schoenfeld
Chairman of the Board, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Kyle B. Wescoat                              Date:           August 22, 1996
- -------------------
Kyle B. Wescoat
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ George E. McCown                             Date:           August 22, 1996
- --------------------
George E. McCown
Director

/s/ David E. De Leeuw                            Date:           August 22, 1996
- ---------------------
David E. De Leeuw
Director

/s/ Gary H. Schoenfeld                           Date:           August 22, 1996
- ----------------------
Gary H. Schoenfeld
Director

/s/ Philip H. Schaff, Jr.                        Date:           August 22, 1996
- -------------------------
Philip H. Schaff, Jr.
Director

/s/ Wilbur J. Fix                                Date:           August 22, 1996
- ------------------------------------
Wilbur J. Fix
Director

/s/ James R. Sulat                               Date:           August 22, 1996
- ------------------
James R. Sulat
Director

/s/ Kathleen M. Gardarian                        Date:           August 22, 1996
- -------------------------
Kathleen M. Gardarian
Director

/s/ Lisa M. Douglas                              Date:            August 22, 1996
- -------------------
Lisa M. Douglas
Director

                                  EXHIBIT INDEX

EXHIBIT NO.     EXHIBIT DESCRIPTION                                                                               PAGE NO.
(8) 2.1         Agreement of Merger between the Registrant and Van Doren Rubber, dated July 31,
                1991

(2) 2.1         Certificate of Ownership and Merger (Delaware) of Van Doren Rubber into the
                Registrant, dated August 19, 1991

(2) 2.2         Certificate of Ownership (California) of the Registrant and Van Doren Rubber, dated
                August 19, 1991

(2) 3.1         Restated Certificate of Incorporation of the Registrant, dated August 30, 1991

(2) 3.1.1       Certificate of Retirement of Class A and Class B Preferred Stock
                of the Registrant, dated August 29, 1991

(2) 3.2         Restated By-laws of the Registrant

(6) 3.2.1       Amendment No. 1 of Restated By-laws of the Registrant

(6) 3.2.2       Amendment No. 2 of Restated By-laws of the Registrant

(8) 3.3         Certificate of Designation of Preferences and Rights of Series A Junior
                Participating Preferred Stock of the Registrant

    4.1         Reference is made to Exhibits 3.1 and 3.2

(8) 4.2         Specimen Stock Certificate

(2) 4.12        Note Purchase Agreement, dated as of August 21, 1991, between the Registrant and holders of the Registrant's Senior Notes due August 1, 1999 (executed composite)

(6) 4.12.1      Amendment No. 1 to the Note Purchase Agreement, dated as of August 5, 1993, by and between the Registrant and Teachers Insurance and Annuity Association
                (the "Teachers Note Agreement") re: Fixed Charge Coverage Ratio

(6) 4.12.2      Amendment No. 2 to Note Purchase Agreement, dated as of August 9, 1993, by and among the Registrant and Connecticut General Life Insurance
                Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, and Life Insurance Company of North America
                (the "CIGNA Note Agreement") re: Fixed  Charge Coverate Ratio

(4) 4.12.3      Amendment No. 2 to the Teachers Note Agreement, dated as of December 15,
                1993, re: Fixed Charge Coverage Ratio

(4) 4.12.4      Amendment No. 2 to the CIGNA Note Agreement, dated as of December 20,
                1993, re: Fixed Charge Coverage Ratio

(9) 4.12.5      Amendment No. 3 to the Teachers Note Agreement, dated as of May 13,
                1994, re: Fixed Charge Coverage Ratio

EXHIBIT NO.       EXHIBIT DESCRIPTION                                                                                  PAGE NO.
(9)  4.12.6       Amendment No. 3 to the CIGNA Note Agreement, dated as of May 23, 1994, re: Fixed Charge Coverage Ratio

(10) 4.12.7       Modification Letter, dated as of July 1, 1995, by and among the Registrant,
                  Teachers and Cigna, regarding amending the Teachers and Cigna Note Agreements.

(14) 4.12.8       Modification Letter No.2 , dated as of August 25, 1995, by and among the Registrant,
                  Teachers and Cigna

(15) 4.12.9       Modification Letter No.3, dated as of March 29, 1996, by and among the Registrant,
                  Teachers and Cigna

(7)  4.13         Form of Preferred Stock Purchase Rights Certificate

(7)  4.14         Rights Agreement, dated as of February 22, 1994, by and between the
                  Registrant and Chemical Trust Company of California, as Rights Agent

(6)  10.1         Management Services Agreement, dated as of February 16, 1988, by and between Van
                  Doren Rubber Company, Inc., the Registrant's predecessor ("Van Doren Rubber"), and
                  McCown De Leeuw & Co.

(6)  10.1.1       Amendment to Management Services Agreement, dated as of
                  July 11, 1991, by and between Van Doren Rubber and
                  MDC Management Company ("MDC Management Agreement")

(11) 10.1.2       Amendment No. 2 to the MDC Management Agreement

(6)  10.2         MDV Holdings, Inc. (now known as Vans, Inc.) Incentive Stock Option Plan

(6)  10.2.1       Amendment No. 1 to MDV Holdings, Inc. Incentive Stock Option Plan
                  dated June 28, 1991

(2)  10.3         Standard Industrial Lease-Net, dated as of May 27, 1992, by and between the Registrant and Golden West Vista Associates (the "Vista Lease")

(9)  10.3.1       Amendment No. 1 to the Vista Lease

(9)  10.3.2       Letter Agreement modifying Amendment No. 1 to the Vista Lease

(3)  10.4         Employment Agreement, dated as of July 1, 1992, by and between the Registrant and Craig E. Gosselin

(6)  10.5         1991 Long-Term Incentive Plan

(2)  10.5.1       Amendment No. 1 to 1991 Long-Term Incentive Plan

(2)  10.5.2       Amendment No. 2 to 1991 Long-Term Incentive Plan

(9)  10.5.3       Amendment No. 3 to the 1991 Long-Term Incentive Plan

EXHIBIT NO.     EXHIBIT DESCRIPTION                                                                                   PAGE NO.
(11) 10.5.4     Amendment No. 4 to the 1991 Long-Term Incentive Plan

(11) 10.5.5     Amendment No. 5 to the 1991 Long-Term Incentive Plan

(6)  10.6       International Distributor Agreement, dated as of December 7, 1992, by and between W.
                P. Lavori In Corso s.r.l. and the Registrant

(6)  10.7       Trademark License Agreement, dated as of December 7, 1992, by and between W. P.
                Lavori In Corso s.r.l. and the Registrant (the "Lavori Trademark Agreement")

(1)  10.7.1     Letter of Agreement, dated December 3, 1995, amending the Lavori Trademark
                Agreement

(6)  10.8       Software License Agreement, dated March 31, 1993, by and between the Registrant and
                J.D. Edwards Software, Inc., and Addenda thereto

(6)  10.9       License Agreement for Software Products, dated July 29, 1993, by and between the
                Island Pacific Systems Corporation and the Registrant

(6)  10.10      Software License Agreement, dated as of May 27, 1993, by and between the Registrant and STR, Inc.

(9)  10.11      Incentive Stock Option Agreement, dated as of September 22, 1993, by and between the
                Registrant and Walter E. Schoenfeld, covering 30,000 shares

(9)  10.12      Incentive Stock Option Agreement, dated as of September 22, 1993, by and between the
                Registrant and Walter E. Schoenfeld, covering 100,000 shares

(10) 10.13      Agency Agreement, dated as of June 15, 1994, by and between the Registrant and Sung
                Won International

(10) 10.14      Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                William C. Mann

(9)  10.15      Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                Sari K. Ratsula

(10) 10.16      Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                Steven J. Van Doren

(11) 10.17      Separation Agreement, dated as of May 31, 1995, by and between the Registrant and
                Karen J. Ratcliff

(9)  10.18      Employment Agreement, dated as of July 12, 1993, by and between the Registrant and
                Marc Gold

(9)  10.18.1    Letter Agreement, dated as of April 13, 1994, modifying the Employment Agreement by and between the Registrant and Marc Gold

(9)  10.19      Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                Gordon C. Lee, Jr.

EXHIBIT NO.       EXHIBIT DESCRIPTION                                                                                      PAGE NO.
(9)  10.20        Employment Agreement, dated as of June 15, 1994, by and between the Registrant and
                  Robert E. Diamond

(11) 10.21       Separation Agreement, dated as of May 11, 1995, by and between Christopher G. Staff and the Registrant

(11) 10.22       Loan and Security Agreement, dated as of July 1, 1995, by and between the Registrant and Bank of the West

(14) 10.22.1     First Amendment to Loan and Security Agreement, dated as of August 25, 1995, by and between the Registrant and Bank of the West

(1)  10.22.2     Second Amendment to Loan and Security Agreement, dated as of November 8, 1995, by and between the Registrant and Bank of the West

(13) 10.22.3      Third Amendment to Loan and Security Agreement, dated as of March 29, 1996, by and between the Company and Bank of the West

(15) 10.22.4      Fourth Amendment to Loan and Security Agreement, dated as of April 11, 1996, by and between the Company and Bank of the West

(1)  10.22.5      Fifth Amendment to Loan and Security Agreement, dated as of July 16, 1996, by and between the Company and Bank of the West

(11) 10.23        Intercreditor Agreement, dated as of July 1, 1995, by and among the Registrant,
                  Bank of the West and Teachers and Cigna

(11) 10.24        Agreement, dated as of April 19, 1995, by and between International Trading
                  Corporation and the Registrant

(11) 10.25        Agreement, dated as of April 26, 1995, by and between Ssanyong Corporation and the
                  Registrant

(11) 10.26        Employment Agreement, dated as of May 25, 1995, by and between the Registrant and Gary L. Dunlap

(11) 10.27        Letter, dated August 16, 1995, from First Interstate Bank of California to the Registrant re non-compliance with covenants under Credit Agreement

(1)  10.28        Tour Title Sponsorship Agreement, dated as of May 8, 1996, by and between the
                  Registrant and C.C.R.L., LLC

(12) 10.29        License Agreement dated as of August 10, 1995, by and between the Registrant and
                  Switch Manufacturing

(12) 10.30        Amendment, dated as of January 5, 1995, by and between the Registrant and Switch
                  Manufacturing

(12) 10.31        Trademark License Agreement, dated as of November 15, 1995, by and between the
                  Registrant and Oneita Industries

EXHIBIT NO.       EXHIBIT DESCRIPTION                                                                               PAGE NO.
(12) 10.32        Employment Agreement, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

(12) 10.33        Incentive Stock Option, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

(13) 10.34        Employment Agreement dated as of December 1, 1995, by and between Walter E.
                  Schoenfeld and the Registrant

(13) 10.35        Incentive Stock Option Agreement, dated as of May 11, 1995, by and between Walter E.
                  Schoenfeld and the Registrant

(13) 10.36        Amendment to Incentive Stock Option of Walter E. Schoenfeld, dated as of January 8,
                  1996

(13) 10.37        Financing Agreement, dated as of March 29, 1996, by and between the Registrant and
                  Ssangyong (U.S.A.), Inc.

(13) 10.38        Letter, dated March 7, 1996, from Gary H. Schoenfeld to Ssangyong Corporation re the
                  Financing Agreement

(13) 10.39        Intercreditor Agreement, dated as of March 29, 1996, by and among the Registrant,
                  Ssangyong (U.S.A.), Inc., Bank of the West, Cigna and Teachers

(13) 10.40        Security Agreement, dated as of March 29, 1996, by and between the Registrant, and
                  Ssangyong (U.S.A.), Inc.

(13) 10.41        Security Agreement, dated as of March 29, 1996, by and between Vans Footwear
                  International, Inc. and Ssangyong (U.S.A.), Inc.

(13) 10.42        Trademark Security Agreement and Collateral Assignment of Trademarks, dated as of
                  March 29, 1996, by and among the Registrant, Cigna and Teachers

(13) 10.43        Security Agreement, dated as of March 29, 1996, by and among the Registrant, Cigna and Teachers

(1)  10.44        Employment Agreement, dated as of February 14, 1996, by and between Kyle B.
                  Wescoat and the Registrant

(1) 10.45         Employment Agreement, dated as of January 22, 1996, by and between Robert H.
                  Camarena and the Registrant

(1) 10.46         Separation and Consulting Agreement, dated as of January 2, 1996, by and between
                  Joseph C. Gaspers and the Registrant

(1) 10.47         UCC-2 Termination Statement terminating the security interest of Cigna and Teachers in certain assets of the Registrant

(1) 10.48         Release of Grant of Security Interest in the Registrant's Trademarks executed by Cigna and Teachers

(1) 10.49         Employment Agreement, dated July 1, 1996, by and between the Registrant and John T.
                  Dickinson

EXHIBIT NO.       EXHIBIT DESCRIPTION                                                                                  PAGE NO.
(1) 10.50         Employment Agreement, dated July 1, 1996, by and between the Registrant and
                  Brentton Ji

(1) 10.51         Employment Agreement, dated July 1, 1996, by and between the Registrant and Charles
                  C. Kupfer

(1) 10.52         Standard Industrial/Commercial Single Tenant Lease - Gross, dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

(1) 10.53         Standard Industrial/Commercial Single Tenant Lease - Net, dated July 22, 1996, by and between the Registrant and Orange Engineering & Machine, Inc.

(1) 10.54         Trust Under Vans, Inc. Deferred Compensation Plan, dated as of June 1, 1996

(1) 10.55         Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

(1) 13            1995 Annual Report to Stockholders

(1) 22            List of  Subsidiaries

    23.1          Consent of Independent Auditors re: Form S-8 Registration Statements is included in their opinion set forth at page F-2 of this report

(1) 27            Financial Data Schedule

- -------------------------------------------------
(1)  Filed herewith.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(3) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 28,1993, and incorporated herein by this reference

(5) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 27, 1994, and incorporated herein by this reference

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1993, and incorporated herein by this reference

(7) Filed as an exhibit to the Registrant's Form 8-A Registration Statement (SEC File No. 0-19402), and incorporated herein by this reference

(8) Filed as an exhibit to the Registrant's Form 8-K, dated February 15, 1994, and incorporated herein by this reference

(9) Filed as an exhibit to the Registrant's Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(10) Filed as an exhibit to Amendment No.1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(11) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 25, 1995, and incorporated herein by this reference

(13) File as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 24, 1996, and incorporated herein by this reference

(14) Filed as an exhibit to the Registrant's Form 8-K, dated October 17, 1995, and incorporated herein by this reference

(15) Filed as an exhibit to the Registrant's Form S-3 Registrant Statement, filed with the Securities and Exchange Commission on April 5, 1996 (File No. 333-3272), and incorporated herein by this reference

                         INDEX TO FINANCIAL INFORMATION

Data (i) attached hereto, and (ii) incorporated by reference from the Company's 1996 Annual Report to Stockholders:

                                                                                ANNUAL REPORT TO
                                                              FORM 10-K         STOCKHOLDERS
Consolidated Financial Statements:

Consolidated Balance Sheets as of May 31, 1996 and 1995                             18

Consolidated Statements of Operations
for the Years Ended May 31, 1996, 1995 and 1994                                     19

Consolidated Statements of Stockholders' Equity
for the Years Ended May 31, 1996, 1995 and 1994                                     20

Consolidated Statements of Cash Flows
for the Years Ended May 31, 1996, 1995 and 1994                                     21

Notes to Consolidated Financial Statements                                          22

Independent Auditors' Report on Financial Statements                                34

Report and Consent of Independent Auditors                    F-2

Schedule II - Valuation and Qualifying Accounts and           F-3
Reserves

All other schedules are omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Vans, Inc.:

        The audits referred to in our report dated July 19, 1996, included the related financial statement schedule as of May 31, 1996, and for each of the years in the three-year period ended May 31, 1996, incorporated by reference in the registration statements on Form S-8 of Vans, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We consent to incorporation by reference in the registration statements on Form S-8 of Vans, Inc. of our report dated July 19, 1996, relating to the consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1996, and the related schedule, which report appears in the May 31, 1996 annual report on Form 10-K of Vans, Inc.



KPMG Peat Marwick LLP



Orange County, California
August 22, 1996

                                   SCHEDULE II



                 Valuation and Qualifying Accounts and Reserves


                           Balance at
                           Beginning of      Charged to Cost       Deductions -        Balance at
                           Period            and Expenses          Describe            End of Period
                           ------------      --------------        ------------        -------------
Year end May 31, 1994:
Allowance for
doubtful accounts           $601,404            $  518,593         $  448,895(a)       $  671,102

Lower of cost or market
valuation allowance         $825,772            $                  $  501,000(b)       $  324,772


Year end May 31, 1995:
Allowance for
doubtful accounts           $671,102            $1,359,846         $1,218,317(a)       $  812,631

Lower of cost or market
valuation allowance         $324,772            $  275,228         $                   $  600,000

Year end May 31, 1996:
Allowance for
doubtful accounts           $812,631            $  762,295         $  427,582(a)       $1,147,344

Lower of cost or market
valuation allowance         $600,000            $                  $                   $  600,000

- ---------------------------------

(a)      Charge-off of uncollectible accounts receivable.

(b)      Reduction of specific reserves due to sale of related inventories.