Form 10-K/A
period 1996-05-31
VANS INC
filed 1996-09-10
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A


                                Amendment No. 1


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
                  Lavori In Corso s.r.l. and the Registrant (the "Lavori Trademark Agreement")

(16) 10.7.1       Letter of Agreement, dated December 3, 1995, amending the Lavori Trademark
                  Agreement

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
                  Robert E. Diamond

(11) 10.21        Separation Agreement, dated as of May 11, 1995, by and between Christopher G. Staff and the Registrant

(11) 10.22        Loan and Security Agreement, dated as of July 1, 1995, by and between the Registrant and Bank of the West

(14) 10.22.1      First Amendment to Loan and Security Agreement, dated as of August 25, 1995, by and between the Registrant and Bank of the West

(16) 10.22.2      Second Amendment to Loan and Security Agreement, dated as of November 8, 1995, by and between the Registrant and Bank of the West

(13) 10.22.3      Third Amendment to Loan and Security Agreement, dated as of March 29, 1996, by and between the Company and Bank of the West

(1) 10.22.4       Fourth Amendment to Loan and Security Agreement, dated as of April 11, 1996, by and between the Company and Bank of the West

(16) 10.22.5      Fifth Amendment to Loan and Security Agreement, dated as of July 16, 1996, by and between the Company and Bank of the West

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

EXHIBIT NO.       EXHIBIT DESCRIPTION
(16) 10.28        Tour Title Sponsorship Agreement, dated as of May 8, 1996, by and between the
                  Registrant and C.C.R.L., LLC

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

(11) 10.43        Security Agreement, dated as of March 29, 1996, by and among the Registrant, Cigna and Teachers

(16) 10.44        Employment Agreement, dated as of February 14, 1996, by and between Kyle B.
                  Wescoat and the Registrant

(16) 10.45        Employment Agreement, dated as of January 22, 1996, by and between Robert H.
                  Camarena and the Registrant

EXHIBIT NO.       EXHIBIT DESCRIPTION
(16) 10.46        Separation and Consulting Agreement, dated as of January 2, 1996, by and between
                  Joseph C. Gaspers and the Registrant

(16) 10.47        UCC-2 Termination Statement terminating the security interest of Cigna and Teachers in certain assets of the Registrant

(16) 10.48        Release of Grant of Security Interest in the Registrant's Trademarks executed by Cigna and Teachers

(16) 10.49        Employment Agreement, dated July 1, 1996, by and between the Registrant and John T.
                  Dickinson

(16) 10.50        Employment Agreement, dated July 1, 1996, by and between the Registrant and
                  Brentton Ji

(16) 10.51        Employment Agreement, dated July 1, 1996, by and between the Registrant and Charles
                  C. Kupfer

(16) 10.52        Standard Industrial/Commercial Single Tenant Lease - Gross, dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

(16) 10.53        Standard Industrial/Commercial Single Tenant Lease - Net, dated July 22, 1996, by and between the Registrant and Orange Engineering & Machine, Inc.

(16) 10.54        Trust Under Vans, Inc. Deferred Compensation Plan, dated as of June 1, 1996

(16) 10.55        Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

(16) 13           1996 Annual Report to Stockholders

(16) 22           List of  Subsidiaries

     23.1         Consent of Independent Auditors re: Form S-8 Registration Statements is included in their opinion set forth at page F-2 of this report

(16) 27           Financial Data Schedule

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

(15) Filed as an exhibit to the Registrant's Form S-3 Registrant Statement, filed with the Securities and Exchange Commission on April 5, 1996 (File No. 333-3272), and incorporated herein by this reference

(16) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, and incorporated herein by this reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

 VANS, INC.
(Registrant)

BY:      /s/ Craig E. Gosselin                   Date:        September 10, 1996
         ------------------------
         Craig E. Gosselin
         Vice President and General Counsel

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
                Lavori In Corso s.r.l. and the Registrant (the "Lavori Trademark Agreement")

(16) 10.7.1     Letter of Agreement, dated December 3, 1995, amending the Lavori Trademark
                Agreement

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
                  Robert E. Diamond

(11) 10.21        Separation Agreement, dated as of May 11, 1995, by and between Christopher G. Staff and the Registrant

(11) 10.22        Loan and Security Agreement, dated as of July 1, 1995, by and between the Registrant and Bank of the West

(14) 10.22.1      First Amendment to Loan and Security Agreement, dated as of August 25, 1995, by and between the Registrant and Bank of the West

(16) 10.22.2      Second Amendment to Loan and Security Agreement, dated as of November 8, 1995, by and between the Registrant and Bank of the West

(13) 10.22.3      Third Amendment to Loan and Security Agreement, dated as of March 29, 1996, by and between the Company and Bank of the West

(1)  10.22.4      Fourth Amendment to Loan and Security Agreement, dated as of April 11, 1996, by and between the Company and Bank of the West

(16) 10.22.5      Fifth Amendment to Loan and Security Agreement, dated as of July 16, 1996, by and between the Company and Bank of the West

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

(16) 10.28        Tour Title Sponsorship Agreement, dated as of May 8, 1996, by and between the
                  Registrant and C.C.R.L., LLC

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

(13) 10.43        Security Agreement, dated as of March 29, 1996, by and among the Registrant, Cigna and Teachers

(16) 10.44        Employment Agreement, dated as of February 14, 1996, by and between Kyle B.
                  Wescoat and the Registrant

(16) 10.45        Employment Agreement, dated as of January 22, 1996, by and between Robert H.
                  Camarena and the Registrant

(16) 10.46        Separation and Consulting Agreement, dated as of January 2, 1996, by and between
                  Joseph C. Gaspers and the Registrant

(16) 10.47        UCC-2 Termination Statement terminating the security interest of Cigna and Teachers in certain assets of the Registrant

(16) 10.48        Release of Grant of Security Interest in the Registrant's Trademarks executed by Cigna and Teachers

(16) 10.49        Employment Agreement, dated July 1, 1996, by and between the Registrant and John T.
                  Dickinson

EXHIBIT NO.       EXHIBIT DESCRIPTION                                                                                  PAGE NO.
(16) 10.50        Employment Agreement, dated July 1, 1996, by and between the Registrant and
                  Brentton Ji

(16) 10.51        Employment Agreement, dated July 1, 1996, by and between the Registrant and Charles
                  C. Kupfer

(16) 10.52        Standard Industrial/Commercial Single Tenant Lease - Gross, dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

(16) 10.53        Standard Industrial/Commercial Single Tenant Lease - Net, dated July 22, 1996, by and between the Registrant and Orange Engineering & Machine, Inc.

(16) 10.54        Trust Under Vans, Inc. Deferred Compensation Plan, dated as of June 1, 1996

(16) 10.55        Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

(16) 13           1995 Annual Report to Stockholders

(16) 22           List of  Subsidiaries

     23.1         Consent of Independent Auditors re: Form S-8 Registration Statements is included in their opinion set forth at page F-2 of this report

(16) 27           Financial Data Schedule

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

(15) Filed as an exhibit to the Registrant's Form S-3 Registrant Statement, filed with the Securities and Exchange Commission on April 5, 1996 (File No. 333-3272), and incorporated herein by this reference

(16) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, and incorporated herein by this reference.