Form 10-Q
period 1996-08-31
VANS INC
filed 1996-10-15
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                ----------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1996 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number 0-19402

                                   VANS, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                           33-0272893
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization                          Identification No.)

                           2095 North Batavia Street
                            Orange, California 92865
              (Address of Principal Executive Offices) (Zip Code)

                                 (714) 974-7414
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Formal Fiscal Year,
                          if Change Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                   ---   ---

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 12,907,688 shares of Common Stock, $.001 par value, as of October 14, 1996.

                                     PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   VANS, INC.
                          Consolidated Balance Sheets
                        August 31, 1996 and May 31, 1996

                                                                                                    August 31,      May 31,
                                                                                                      1996           1996
                                                                                                  ------------   ------------
                                       ASSETS
Current assets:
  Cash                                                                                            $  8,370,490   $ 14,233,352
  Accounts receivable, net of allowance for doubtful accounts of $1,562,710
    and $1,147,344 at August 31, 1996 and May 31, 1996, respectively                                25,600,391     20,842,989
  Inventories (note 2)                                                                              22,849,634     19,400,644
  Deferred income taxes                                                                                364,000        364,000
  Prepaid expenses                                                                                   1,653,184      2,457,301
                                                                                                  ------------   ------------
       Total current assets                                                                         58,837,699     57,298,286
Property, plant and equipment, net                                                                  15,275,239     10,801,763
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $32,934,763 and $32,744,117 at August 31, 1996 and May 31,
  1996, respectively                                                                                16,304,637     16,495,283
Property held for sale                                                                                       0      4,687,106
Other assets                                                                                         1,299,583      1,178,331
                                                                                                  ------------   ------------
                                                                                                  $ 91,717,158   $ 90,460,769
                                                                                                  ============   ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                                           $  3,252,951   $  6,431,349
  Accounts payable                                                                                   5,210,912      4,328,821
  Accrued payroll and related expenses                                                               1,038,413      1,611,906
  Restructuring costs                                                                                1,496,143      1,750,782
  Accrued workers' compensation                                                                        570,001        803,964
  Income taxes payable                                                                               1,970,230        967,659
                                                                                                  ------------   ------------
       Total current liabilities                                                                    13,538,650     15,894,481
Deferred income taxes                                                                                1,495,000      1,495,000
Capital lease obligation                                                                               334,226        343,742
                                                                                                  ------------   ------------
                                                                                                    15,367,876     17,733,223
Stockholders' equity:
  Common stock, $.001 par value, 20,000,000 shares authorized, 13,646,973 and 12,628,085 shares issued and outstanding at August 31, 1996 and
    May 31, 1996, respectively                                                                          12,700         12,628
  Additional paid-in capital                                                                        96,656,104     96,201,083
  Stock subscriptions                                                                                        0        (85,000)
  Accumulated deficit                                                                              (20,319,522)   (23,401,165)
                                                                                                  ------------   ------------
                                                                                                    76,349,282     72,727,546

                                                                                                  ------------   ------------
                                                                                                  $ 91,717,158   $ 90,460,769
                                                                                                  ============   ============

                                   VANS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Thirteen weeks ended August 31, 1996 and August 26, 1995


                                                                                   Period ended
                                                                           August 31,         August 26,
                                                                              1996               1995
                                                                           -----------        -----------
Net sales                                                                  $43,956,181        $28,403,847
Cost of sales                                                               26,404,785         18,289,892
                                                                           -----------        -----------

      Gross profit                                                          17,551,396         10,113,955

Operating expenses:
    Selling and distribution                                                 6,938,327          5,834,095
    Marketing, advertising and promotion                                     3,945,743          1,680,735
    General and administrative                                               1,534,255          1,249,440
    Provision for doubtful accounts                                            238,885             75,306
    Amortization of intangibles                                                190,645            190,645
                                                                           -----------        -----------

      Total operating expenses                                              12,847,855          9,030,221
                                                                           -----------        -----------

      Earnings from operations                                               4,703,541          1,083,734

Interest income                                                                101,836                  0
Interest and debt expense                                                     (192,009)          (748,660)
Other income                                                                   438,505            427,197
                                                                           -----------        -----------

      Earnings before income taxes                                           5,051,873            762,271

Income tax expense                                                           1,970,230            304,908
                                                                           -----------        -----------

Net earnings                                                               $ 3,081,643        $   457,363
                                                                           ===========        ===========
Per share information:
Net earnings per share                                                     $      0.23        $      0.05
                                                                           ===========        ===========

Weighted average common and common equivalent shares                        13,646,973         10,030,775
                                                                           ===========        ===========

                                   VANS, INC.
                            STATEMENTS OF CASH FLOWS
            Thirteen weeks ended August 31, 1996 and August 26, 1995




                                                                                  Thirteen weeks ended
                                                                                August 31,       August 26,
                                                                                  1996             1995
                                                                               -----------      -----------
  Cash flows from operating activities:
  Net earnings                                                                 $ 3,081,643     $  457,363
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
      Depreciation and amortization                                                814,889         850,963
      Amortization of deferred financing costs                                          -           18,031
      Provision for losses on accounts receivable and sales returns                415,366         171,741
      Changes in assets and liabilities:
       Accounts receivable                                                      (5,172,768)     (5,690,329)
       Income taxes receivable                                                          -        3,530,128
       Inventories                                                              (3,448,990)       (877,201)
       Prepaid expenses                                                            804,117        (608,011)
       Other assets                                                               (121,252)         20,787
       Accounts payable                                                            882,091        (471,274)
       Accrued payroll and related expenses                                       (573,493)        (67,584)
       Accrued workers' compensation, net                                         (233,963)       (129,705)
       Restructuring costs                                                        (254,639)     (2,040,846)
       Accrued interest                                                                 -         (678,734)
       Income taxes payable                                                      1,002,571         304,908
                                                                               -----------     -----------
           Net cash used in operating activities                                (2,804,428)     (5,209,763)
                                                                               -----------     -----------
  Cash flows from investing activities:
  Purchases of property, plant and equipment                                      (410,613)       (859,601)
                                                                               -----------     -----------
           Net cash used in investing activities                                  (410,613)       (859,601)
                                                                               -----------     -----------
  Cash flows from financing activities:
  Proceeds (payments) on short term borrowings                                  (3,178,398)      2,174,919
  Payments on capital lease obligations                                             (9,516)        (61,842)
  Proceeds from long term credit facility                                               -        9,255,214
  Principal payments on senior notes                                                    -       (5,800,000)
  Proceeds from issuance of common stock, net                                      540,093          34,003
                                                                               -----------     -----------
           Net cash provided by (used in) financing activities                  (2,647,821)      5,602,294
                                                                                -----------    -----------
           Net decrease in cash and cash equivalents                            (5,862,862)       (467,070)
  Cash and cash equivalents, beginning of period                                14,233,352       3,279,843
                                                                               -----------    -----------
  Cash and cash equivalents, end of period                                     $ 8,370,490     $ 2,812,773
                                                                               ===========     ===========

  Supplemental cash flow information - amounts paid for:
      Interest                                                                $    188,635     $ 1,427,394
      Income taxes                                                            $    973,090     $    41,265

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

        Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.      Inventories are comprised of the following:

                                       08/31/96                05/31/96
                                       --------                --------
        Raw Materials                  $ 1,383,128             $ 1,616,486
        Work-in-Process                     17,240                  20,680
        Finished Goods                  22,049,266              18,363,478
                                       -----------             -----------
                                        23,449,634              20,000,644
        Less: Valuation allowance         (600,000)               (600,000)
                                       -----------             -----------
                                       $22,849,634             $19,400,644
                                       ===========             ===========

        Primary earnings per share approximate fully diluted earnings per share for the thirteen weeks ended August 31, 1996 and August 26, 1995.

        *Vans is a registered trademark of Vans, Inc.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, as well as those discussed under the caption "Risk Factors" on pages 6 to 12 of the Company's Prospectus, dated May 21, 1996, which is filed with the Securities and Exchange Commission.

OVERVIEW

        The Company is a leading designer, manufacturer and distributor of a collection of high quality stylish-casual and active-casual footwear for men, women and children, as well as performance footwear for enthusiasts of outdoor sports such as skateboarding, snowboarding and BMX bicycling. The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was acquired by the Company in February 1988 in a series of related transactions for a total cost (including assumed liabilities) of $74.4 million (the "Acquisition"). The Acquisition resulted in the recognition of approximately $48.0 million of goodwill by the Company (the "Acquisition Goodwill"). VDRC was merged with and into the Company in August 1991 at the time of the Company's initial public offering.

        Prior to fiscal 1995, the Company manufactured all of its footwear at two domestic manufacturing facilities located in Southern California. As part of the Company's strategic redirection, in the first quarter of fiscal 1995 the Company began to source from South Korea its line of casual and performance footwear known as the International Collection. The success of the International Collection created a domestic manufacturing overcapacity problem for the Company which contributed to an overstock in domestic inventories. In the second quarter of fiscal 1995, the Company increased the inventory valuation allowance from $324,772 to approximately $600,000 in order to help mitigate the risks associated with increased inventory balances. In the third quarter of fiscal 1995, the Company took steps to adjust its U.S. production; however, customer demand for the International Collection continued to grow.
In the fourth quarter of fiscal 1995, it first became apparent that domestic manufacturing workforce reductions would not be sufficient to address the increase in orders for the International Collection and the decrease in demand for domestically produced footwear, and the Company determined that a plant closure would be required. Therefore, on May 30, 1995 the Board of Directors voted to close its Orange, California manufacturing facility (the "Orange Facility") and in July 1995, the Company closed the Orange Facility. Accordingly, the Company recognized restructuring costs of $30.0 million in the fourth quarter of fiscal 1995. Of that amount: (i) $20.0 million represented a write-off of the goodwill allocated to the manufacturing know-how associated with the Orange Facility (the "Orange Facility Goodwill"); and (ii) $10.0 million represented restructuring costs to close the Orange Facility. All remaining U.S. production of the Company was shifted to the Company's smaller Vista, California manufacturing facility (the "Vista Facility").

        The Company has entered into agreements to lease the Orange Facility to two companies. In connection with these agreements, the Company has also entered into a lease for 180,000 square feet of space in Santa Fe Springs, California which will house the Company's corporate headquarters and warehouse operations. See "Part II. Other Information-Item 5. Other Matters."

        In the fourth quarter of fiscal 1995, the Company wrote-down $6.3 million of inventory. The write-down on inventory consisted of $4.5 million of domestically-produced finished goods and $1.8 million of raw material inventory. Such inventory became impaired as a result of the following events which occurred in the fourth quarter of fiscal 1995: (i) the expanding sales of the International Collection; (ii) the slowing of sales of domestically-produced footwear and related price erosion and discounting; (iii) the decrease in domestic production as a result of the above factors and the subsequent closure of the Orange Facility; and (iv) the discontinuance of certain domestically-produced product.

        Management of the Company, with the assistance of outside valuation consultants, calculated the amount of the Orange Facility Goodwill based on an analysis of the Company's business at the date of the Acquisition. At that time, the Company's strategy was one of manufacturing efficiency, and the Company's fixed assets as of the date of the Acquisition were primarily deployed to manufacture footwear, and the Company's chain of retail store served as outlets for the footwear manufactured at the Orange Facility.

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

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED AUGUST 31, 1996 ("Q1 FISCAL 1997") VERSUS THE THIRTEEN-WEEK PERIOD ENDED AUGUST 26, 1995 ("Q1 FISCAL 1996")

NET SALES

Net Sales for Q1 Fiscal 1997 increased 54.8% to $43,956,000, compared to $28,404,000 for the same period in fiscal 1996. The sales increase was primarily driven by sales of the International Collection, which increased from approximately $12,641,000, or 44.5% of net sales for Q1 Fiscal 1996, to approximately $30,065,000, or 68.4% of net sales for Q1 Fiscal 1997.

        Sales to national accounts increased 33.5% during Q1 Fiscal 1997 to $23,050,000, compared to $17,263,000 for the comparable period of fiscal 1996. This increase featured a 45.1% increase in sales to the Company's top 10 accounts.

        Sales through the Company's 83-store retail chain increased 40.7% to $9,924,000 from $7,054,000 for Q1 Fiscal 1996. Comparable store sales (sales at stores open one year or more) were up 14.1% for the quarter. Comparable store sales increased for all but one Company store type. Freestanding store comparable sales led the way with a 24.5% increase, while comparable store sales for clearance stores decreased 12.4%.

        Sales for export increased 168.7% to $10,982,000 for Q1 Fiscal 1997, compared to $4,087,000 for the same period a year ago. Increased sales to Japan, France, Spain, Australia and the Benelux countries were the principal reasons for the increase.

GROSS PROFIT

        Gross profit increased 73.5% to $17,551,000 in Q1 Fiscal 1997 from $10,114,000 in the same period of Fiscal 1996. As a percentage of net sales, gross profit increased to 39.9% for Q1 Fiscal 1997 from 35.6% for the same period of Fiscal 1996. The increase in gross profit was primarily due to the unusually low gross margin in Q1 Fiscal 1996 which resulted from the closure of the Orange Facility. See "-Overview."

EARNINGS FROM OPERATIONS

        Earnings from operations increased to $4,704,000 in Q1 Fiscal 1997 from $1,084,000 in the same period of Fiscal 1996. Operating expenses in Q1 Fiscal 1997 increased to $12,848,000 from $9,030,000 in Q1 Fiscal 1996, primarily due to a $2,265,000 increase in marketing, advertising and promotion expenses, as discussed below.

SELLING AND DISTRIBUTION

        Selling and distribution expenses increased 18.9% to $6,938,000 in Q1 Fiscal 1997 from $5,834,000 in Q1 Fiscal 1996, primarily due to: (i) costs associated with increased personnel in the Company's retail and international sales groups; (ii) certain one-time severance costs related to the departure of a senior executive; and (iii) increased distribution expenses related to the volume of product processed through the Company's City of Industry distribution center.

MARKETING, ADVERTISING AND PROMOTION

        Marketing, advertising and promotion expenses increased 134.8% to $3,946,000 in Q1 Fiscal 1997 from $1,681,000 in Q1 Fiscal 1996 due to increased expenditures to support the Company's sales growth, including the sponsorship of the Vans Warped Tour '96 which took place during the summer months.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses increased slightly from $1,249,000 in Q1 Fiscal 1996 to $1,534,000 in Q1 Fiscal 1997 primarily due to the cost of increased personnel to appropriately manage the Company's growth.

PROVISION FOR DOUBTFUL ACCOUNTS

        Provision for doubtful accounts increased to $239,000 in Q1 Fiscal 1997 from $75,000 in Q1 Fiscal 1996 due to an increase in the general allowance for doubtful accounts to compensate for the increased accounts receivable balance related to increased sales.

INTEREST INCOME

        Interest income was derived primarily from the investment of a portion of the net proceeds of the Company's May 1996 public offering of common stock (the "Offering"). See "--Liquidity and Capital Resources."

INTEREST AND DEBT EXPENSE

        Interest and debt expense decreased from $749,000 in Q1 Fiscal 1996 to $192,000 in Q1 Fiscal 1997 due to the repayment of the Company's 9.6% Senior Notes and secured line of credit with a portion of the net proceeds of the Offering. See "--Liquidity and Capital Resources."

OTHER INCOME

        Other income increased slightly from $427,000 in Q1 Fiscal 1996 to $439,00 in Q1 Fiscal 1997. Other income for both periods is comprised primarily of royalty income.

INCOME TAX EXPENSE

        Income tax expense increased to $1,970,000 for Q1 Fiscal 1997 from $305,000 for Q1 Fiscal 1996, as a result of the increased earnings discussed above.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

        The Company finances its operations with a combination of cash flows from operations and borrowings. On May 24, 1996, the Company completed the Offering. The Company obtained net proceeds of $47.7 million from the Offering. Of such amount, $25.4 million was utilized to repay the Company's 9.6% Senior Notes due August 1, 1999 (including a $1.5 million makewhole amount resulting from the prepayment of such Notes), and $8.1 million was utilized to repay debt under a secured line of credit. See "--Borrowings." The balance of the net proceeds was utilized for general corporate purposes.

        The Company experienced an outflow of cash from operating activities of $2,804,000 during Q1 Fiscal 1997, compared to an outflow of cash of $5,210,000 for Q1 Fiscal 1996. The cash used in operations was primarily the result of:
(i) an increase in net accounts receivable to $25,600,000 at August 31, 1996 from $20,843,000 at May 31, 1996, as described below; (ii) an increase in inventory to $22,850,000 at August 31, 1996 from $19,401,000 at May 31, 1996, as described below; (iii) an increase in other assets; and (iv) a decrease in accrued payroll, accrued workers' compensation benefits and a decrease in the restructuring cost accrual. Cash used in operations was partially offset by the decrease in prepaid expenses and an increase in income taxes payable.

        The increase in accounts receivable was primarily due to the increase in net sales the Company experienced during Q1 Fiscal 1997 and the timing of such sales, and increased sales to accounts in the Eastern United States which receive payment terms of an additional 15 days.

        The increase in inventories was primarily due to: (i) an increased average cost of finished goods resulting from a product mix shift to include higher cost International Collection shoes; (ii) an increased number of finished goods held for sale at the Company's retail stores in order to improve in-stock selection and availability for the back-to-school period; and (iii) an increased number of wholesale finished goods held to support increased sales levels. These increases in inventory were partially offset by a decrease in the Company's raw material inventory and a decrease in domestically-produced footwear in connection with the closing of the Orange Facility.
See "--Overview."

        The Company had a net outflow of cash from investing activities of $411,000 during Q1 Fiscal 1997, compared to a net outflow of cash of $860,000 for Q1 Fiscal 1996, due to a decrease in capital expenditures. Capital expenditures for Q1 Fiscal 1997 consisted primarily of the opening of one new factory outlet store and the remodeling of one existing factory outlet store.

        The Company had a net outflow of cash from financing activities of $2,648,000 during Q1 Fiscal 1997, compared to a net inflow of cash of $5,602,000 for Q1 Fiscal 1996. The cash used in financing activities was primarily the result of the repayment of $3,178,000 in short term borrowings.

BORROWINGS

        The Company has a secured line of credit (the "Secured Line of Credit") with Bank of the West (the "Bank"). The Secured Line of Credit was established in July 1995, and, as amended, permits the Company to borrow amounts up to the lessor of 80% of eligible accounts receivable, or $10 million. The Company pays interest on the debt incurred under the Secured Line of Credit at the prime rate established by the Bank from time to time. The Company has the option to pay interest at the LIBOR rate plus 3%. Under the agreement establishing the Secured Line of Credit, as amended, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. Debt incurred under the Secured Line of Credit is due and payable on July 1, 1997. The Company used a portion of the net proceeds from the Offering to repay all amounts due under the Secured Line of Credit, and, on August 31, 1996, the Company had no funds drawn down under such Line of Credit. See "--Cash Flows."

        The Company has a $6.0 million unsecured credit facility with Ssangyong Corporation, a South Korean corporation (the "Unsecured Credit Facility"), which is used to support the purchase of footwear. The interest rate on debt incurred under the Unsecured Credit Facility increases based on the amount of debt incurred. Assuming full utilization of the Unsecured Credit Facility, the Company will pay an effective interest rate of 14.8% per annum. Balances under the Unsecured Credit Facility are due within 60 days of the date of incurrence. Interest on amounts outstanding under the Unsecured Credit Facility is calculated on the full maturity period regardless of when payment is received within the 60 day term of each loan. The Unsecured Credit Facility expires on April 26, 1997. The Company utilized the improved liquidity that resulted from payment of the outstanding balance due under the Secured Line of Credit with a portion of the net proceeds of the Offering to repay balances outstanding under the Unsecured Credit Facility as they became due. As of August 31, 1996, there were no amounts due and owing under the Unsecured Credit Facility.

        On March 29, 1996, the Company obtained an additional secured credit facility from Ssangyong (U.S.A.), Inc. ("Ssangyong U.S.A.") under which Ssangyong U.S.A. finances the Company's purchases of snowboard boots (the "Snowboard Boot Facility"). Under the Snowboard Boot Facility, Ssangyong U.S.A. purchases, transports, warehouses, ships and collects payment for the snowboard boots, and is reimbursed for the sum of: (i) its out-of-pocket costs incurred in connection with the foregoing (the "Ssangyong Costs"); (ii) interest on the Ssangyong Costs at the prime rate established by Citibank N.A. from time to time; and (iii) a handling fee equal to 3.5% of the F.O.B. price of the boots purchased. The Snowboard Boot Facility is secured by a first priority security interest in the boot inventory and the accounts receivable resulting from sales thereof, and a second priority security interest in the Company's general intangibles. At no time may the sum of: (i) the outstanding balance of the Ssangyong Costs, plus (ii) aggregate outstanding letters of credit under the Snowboard Boot Facility, minus letters of credit opened by the Company's foreign distributors, exceed $7 million. The Snowboard Boot Facility expires on March 28, 1997. As of August 31, 1996 there was $1,438,000 due and owing under the Snowboard Boot Facility recorded under short-term borrowings on the accompanying balance sheet.

CURRENT CASH POSITION

        The Company's cash position was $8,370,000 as of August 31, 1996, exclusive of approximately $680,000 invested in long-term marketable securities included in other assets in the consolidated balance sheet which secured a bond maintained by the Company in connection with its self-insured workers' compensation plan. The Company's cash position has, in the past two years, been adversely impacted by increased working capital requirements caused by the rapid sales growth of the imported International Collection. These working capital constraints, in turn, adversely impacted sales to the Company's national accounts in the second half of fiscal 1996 because the Company had previously committed a significant portion of its available funds to support increased international sales which were placed earlier in the year than national sales. Because the International Collection is imported, there are greater timing differences between the payment for goods and the receipt of cash from sales of such goods than if produced domestically. Additionally, because payment terms in the ski and snow industries are longer than the Company's traditional distribution channels, there are even greater timing differences between payment for the Company's new line of snowboard boots and the receipt of cash from sales of such boots.

        The Company anticipates that the application of the net proceeds from the Offering to repay debt should alleviate the Company's working capital constraints to a large extent for the next 12 months. In addition, the Company is in negotiations to increase the amount available under the Secured Line of Credit, however, there can be no assurance that it will be successful in doing so. For the next 24 months, the Company believes that cash from operations, together with borrowings from the Secured Line of Credit and its other credit facilities, should be sufficient to meet its working capital needs. Note: the previous three sentences contain forward-looking statements. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include: (i) the Company's rate of growth;

(ii) the Company's product mix between the International Collection and domestically-produced footwear; (iii) the Company's ability to effectively manage its inventory levels; and (iv) timing differences in payment for the Company's foreign-sourced product.

CAPITAL EXPENDITURES

        In the remainder of Fiscal 1997, the Company plans to open 5 to 7 new retail stores at an estimated aggregate cost of $375,000-$550,000, and remodel 7 to 10 existing retail stores at an estimated aggregate cost of $250,000-$500,000. The new stores will primarily be factory outlet stores. At the same time, the Company will continue to identify and close underperforming stores.

        The Company has entered into a lease for a new 180,000 square foot facility in Santa Fe Springs, California where the Company plans to move its offices and distribution center in 1997. See Part II. "Other Information -
Item 5. Other Matters." The Company currently estimates that it will incur capital expenditures of approximately $750,000-$1,000,000 primarily related to tenant improvements and new furniture and equipment for the new facility.

        As disclosed previously, the Company has entered into agreements to lease the Orange Facility to two companies. The Company will incur approximately $250,000 in capital expenditures to improve the Orange Facility for the new tenants. In connection with the leasing of this property the balance under the balance sheet caption "property held for sale" has been reclassified to "property, plant and equipment".

        The Company is currently exploring a hardware upgrade for its primary computer system in Fiscal 1997. The upgrade is intended to support the growth the Company is currently experiencing, as well as position the Company for future growth. The cost of this system improvement is estimated at approximately $700,000.

RECENT ACCOUNTING PRONOUNCEMENT

        In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company plans to continue to measure compensation cost of employee stock option plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and starting in Fiscal 1997, to make pro forma disclosures of net earnings and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied. The adoption of SFAS No. 123 is not expected to have a material impact on the Company's financial position or results of operations.

SEASONALITY

        The footwear industry is characterized by significant seasonality of net sales and results of operations. Historically, the Company's business has been moderately seasonal, with the largest percentage of sales realized in the first and fourth fiscal quarters (March through August), the so called "Spring and Summer" and "Back to School" months. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots have historically been strongest in the first and second fiscal quarters. As a result of the Company's strategic redirection and the expansion of the Company's product line and international distribution channels, the Company believes that quarterly results in the future may vary from historical trends. Because of these and other factors, the Company anticipates that a higher portion of its overall fiscal year revenues will be recognized in the first fiscal quarter. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of the timing of holidays, weather, timing of shipments, product mix, cost of materials and the mix between wholesale and retail channels. Because of such fluctuations, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.


                                    PART II
                               OTHER INFORMATION

ITEM 5. OTHER MATTERS

        In September 1996, the Company entered into a lease for 180,000 square feet of office and distribution space located in Santa Fe Springs, California. The lease has an initial term of 10 years, and the Company has two five year options to extend the term. The initial rent payable under the lease will be approximately $66,600 per month, and it is anticipated that rent for the office portion of the premises will commence in March 1997 and rent for the distribution portion of the premises will commence in June 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1 Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Company

10.2 Construction Agreement between Wohl Venture One, LLC, a Delaware limited liability company, and the Company

10.3    Separation Agreement, dated as of September 5, 1996, by and between Marc
        A. Gold and the Company

27.     Financial Data Schedule

(b)     Reports on 8-K

        The Company filed one Report on Form 8-K, dated July 22, 1996, during the three-month period ended August 31, 1996 which disclosed the dismissal of the class action securities lawsuit that had been filed against the Company in June 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VANS, INC.
                                           ------------
                                           (Registrant)

Date:   October 15, 1996              By:  /s/ Walter E. Schoenfeld
                                           ------------------------------------
                                           WALTER E. SCHOENFELD
                                           Chairman and Chief Executive Officer


Date:   October 15, 1996              By:  /s/ Kyle B. Wescoat
                                           ------------------------------------
                                           KYLE B. WESCOAT
                                           Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                 EXHIBIT INDEX




Document                                                                     Page Number
--------                                                                     -----------
10.1     Lease between Wohl Venture One, LLC,
         a Delaware limited liability company,
         and the Company

10.2     Construction Agreement between Wohl
         Ventures One, LLC, a Delaware limited
         liability company, and the Company

10.3     Separation Agreement, dated as of September
         5, 1996, by and between Marc A. Gold and the Company

27.      Financial Data Schedule
