Form 10-Q/A
period 1996-08-31
VANS INC
filed 1996-12-06
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QA

                                Amendment No. 1

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

                                    PART II
                               OTHER INFORMATION


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



VANS, INC.
(Registrant)



By:  /s/ Craig E. Gosselin                              Dated: December 6, 1996
   -------------------------------------
     Craig E. Gosselin
     Vice President and General Counsel

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