Form 10-Q
period 1996-11-30
VANS INC
filed 1997-01-14
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1996 or
[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934  for the transition period from ____ to ____

Commission File Number 0-19402

                                   VANS, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                              33-0272893
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                            2095 North Batavia Street
                          Orange, California 92865-3101
               (Address of Principal Executive Offices) (Zip Code)

                                 (714) 974-7414
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Formal Fiscal Year,
                          if Change Since Last Report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,081,522 shares of Common Stock, $.001 par value, as of January 13, 1997.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   VANS, INC.
                     Condensed Consolidated Balance Sheets
                       November 30, 1996 and May 31, 1996

                                                                                           November 30,       May 31,
                                                                                               1996            1996
                                                                                          -------------    -------------
                                     ASSETS
Current assets:
Cash                                                                                      $  12,939,002    $  14,233,352
Accounts receivable, net of allowance for doubtful accounts of $1,741,376
  and $1,147,344 at November 30, 1996 and May 31, 1996, respectively                         24,085,797       20,842,989
Inventories (note 2)                                                                         24,682,053       19,400,644
Deferred income taxes                                                                           364,000          364,000
Prepaid expenses                                                                              1,486,000        2,457,301
                                                                                          -------------    -------------
                                   Total current assets                                      63,556,852       57,298,286
Property, plant and equipment, net                                                           15,588,310       10,801,763
Property held for sale                                                                        4,687,106
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $33,125,409 and $32,744,117 at November 30,
  1996 and May 31, 1996, respectively                                                        18,317,117       16,495,283

Other assets                                                                                    981,870        1,178,331

                                                                                          -------------    -------------
                                     Total assets                                         $  98,444,149    $  90,460,769
                                                                                          =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                                     $   2,899,322    $   6,431,349
Accounts payable                                                                              4,492,351        4,328,821
Accrued payroll and related expenses                                                          1,194,512        1,611,906
Restructuring costs                                                                           1,452,251        1,750,782
Accrued workers' compensation                                                                   400,578          803,964
Accrued interest                                                                                 75,165             --
Income taxes payable                                                                          2,753,947          967,659
                                                                                          -------------    -------------
                                 Total current liabilities                                   13,268,126       15,894,481
Deferred income taxes                                                                         1,495,000        1,495,000
Capital lease obligation                                                                        332,419          343,742
                                                                                          -------------    -------------
                                  Total liabilities                                          15,095,545       17,733,223

Minority interest                                                                               583,927              --
Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 13,080,439 and 12,628,085 shares issued and outstanding at November 30, 1996 and
May 31, 1996, respectively                                                                       13,080           12,628
Additional paid-in capital                                                                  100,654,044       96,201,083
Stock subscriptions                                                                                --            (85,000)
Accumulated deficit                                                                         (17,902,447)     (23,401,165)
                                                                                          -------------    -------------
                              Total Shareholders' Equity                                     82,764,674       72,727,546

                                                                                          -------------    -------------
Total liabilities & shareholders' equity                                                  $  98,444,149    $  90,460,769
                                                                                          =============    =============

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          Thirteen weeks ended November 30, 1996 and November 25, 1995

                                                          Thirteen weeks ended
                                                       November 30,    November 25,
                                                           1996           1995
                                                       ------------    ------------
Net sales                                              $ 37,104,812    $ 29,098,068
Cost of sales                                            23,140,725      17,247,502
                                                       ------------    ------------

      Gross profit                                       13,964,087      11,850,566

Operating expenses:
    Selling and distribution                              6,543,320       6,223,009
    Marketing, advertising and promotion                  2,535,030       1,672,912
    General and administrative                            1,489,928       1,282,178
    Provision for doubtful accounts                         167,623         103,950
    Amortization of intangibles                             190,645         190,645
                                                       ------------    ------------

      Total operating expenses                           10,926,546       9,472,694
                                                       ------------    ------------

      Earnings from operations                            3,037,541       2,377,872

Interest income                                             117,039            --
Interest and debt expense                                  (106,982)       (763,989)
Other income                                                889,007         513,222
                                                       ------------    ------------
      Earnings before income taxes                        3,936,605       2,127,105

Income tax expense                                        1,519,530         850,843
                                                       ------------    ------------

     Net earnings                                         2,417,075       1,276,262
                                                       ============    ============

Net earnings per share                                 $       0.18    $       0.13
                                                       ============    ============


Weighted average common and common equivalent shares
    (note 3)                                             13,682,071      10,114,665
                                                       ============    ============

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         Twenty-six weeks ended November 30, 1996 and November 25, 1995

                                                          Twenty-six weeks ended
                                                       November 30,    November 25,
                                                           1996            1995
                                                       ------------    ------------
Net sales                                              $ 81,060,993    $ 57,501,915
Cost of sales                                            49,545,510      35,537,394
                                                       ------------    ------------

      Gross profit                                       31,515,483      21,964,521

Operating expenses:
    Selling and distribution                             13,481,647      12,338,063
    Marketing, advertising and promotion                  6,480,773       3,072,688
    General and administrative                            3,024,183       2,531,618
    Provision for doubtful accounts                         406,508         179,256
    Amortization of intangibles                             381,290         381,290
                                                       ------------    ------------

      Total operating expenses                           23,774,401      18,502,915
                                                       ------------    ------------

      Earnings from operations                            7,741,082       3,461,606

Interest income                                             218,875            --
Interest and debt expense                                  (298,991)     (1,512,649)
Other income                                              1,327,512         940,419
                                                       ------------    ------------
      Earnings before income taxes                        8,988,478       2,889,376

Income tax expense                                        3,489,760       1,155,751
                                                       ------------    ------------

     Net earnings                                         5,498,718       1,733,625
                                                       ============    ============

Net earnings per share                                 $       0.40    $       0.17
                                                       ============    ============


Weighted average common and common equivalent shares
    (note 3)                                             13,664,040      10,072,720
                                                       ============    ============

                                   VANS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Twenty-six weeks ended November 30, 1996 and November 25, 1995


                                                                                  Twenty-six weeks ended
                                                                                November 30,   November 25,
                                                                                   1996            1995
                                                                               ------------    ------------
Cash flows from operating activities:
Net earnings                                                                   $  5,498,718    $  1,733,625
Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                 1,657,742       1,591,338
    Amortization of deferred financing costs                                           --            36,062
    Provision for losses on accounts receivable and sales returns                   658,259         334,203
    Changes in assets and liabilities:
                     Accounts receivable                                         (3,242,808)     (5,199,370)
                     Income taxes receivable                                           --         3,530,128
                     Inventories                                                 (5,281,409)     (1,809,105)
                     Prepaid expenses                                               971,301        (657,627)
                     Other assets                                                   196,461         359,297
                     Accounts payable                                               163,533      (1,916,940)
                     Accrued payroll and related expenses                          (417,394)        (59,842)
                     Accrued workers' compensation                                 (403,386)       (413,357)
                     Restructuring costs                                           (298,531)     (2,550,374)
                     Accrued interest                                                75,165        (121,934)
                     Income taxes payable                                         1,786,288       1,155,750
                                                                               ------------    ------------
                         Net cash provided by (used in) operating activities      1,363,939      (3,988,146)
                                                                               ------------    ------------
Cash flows from investing activities:
Purchases of property, plant and equipment                                         (955,452)     (1,273,502)
                                                                               ------------    ------------
                         Net cash used in investing activities                     (955,452)     (1,273,502)
                                                                               ------------    ------------
Cash flows from financing activities:
Proceeds (payments) on short term borrowings                                     (3,532,027)      4,433,105
Payments on capital lease obligations                                               (11,323)        (73,252)
Proceeds from long term credit facility                                                --         6,894,448
Principal payments on senior notes                                                     --        (5,800,000)
Proceeds from issuance of common stock, net                                       1,840,513          34,003
                                                                               ------------    ------------
                         Net cash provided by (used in) financing activities     (1,702,837)      5,488,304
                                                                               ------------    ------------
                         Net increase (decrease) in cash and cash equivalents    (1,294,350)        226,656
Cash and cash equivalents, beginning of period                                   14,233,352       3,279,843
                                                                               ------------    ------------
Cash and cash equivalents, end of period                                       $ 12,939,002    $  3,506,499
                                                                               ============    ============

Supplemental cash flow information - amounts paid for:
    Interest                                                                   $    204,187    $  1,476,587
    Income taxes                                                               $  2,463,090    $     41,265

                                   VANS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Vans, Inc. (the "Company") manufactures and markets high-quality casual shoes for men, women and children under the brand name "Vans."* The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was merged with and into the Company in connection with the Company's initial public offering of common stock in August 1991.

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year.

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.   Inventories are comprised of the following:

                                                  11/30/96            05/31/96
                                                  --------            --------
Raw materials                                  $  1,553,212        $  1,616,486
Work-in-process                                     152,185              20,680
Finished goods                                   23,724,592          18,363,478
                                               ------------        ------------
                                                 25,429,989          20,000,644
Less:  Valuation allowance                         (747,936)           (600,000)
                                               ------------        ------------
                                               $ 24,682,053        $ 19,400,644
                                               ============        ============

3. Primary earnings per share approximate fully diluted earnings per share for the thirteen weeks and twenty-six weeks ended November 30, 1996 and November 25, 1995.

4. During Q2 Fiscal 1997, the Company acquired a 51% interest in Global Accessories Ltd., an international distributor based in the United Kingdom ("Global"). The purchase price of $2,811,000 consisted of the issuance of 170,000 shares of the Company's common stock and related acquisition costs in exchange for 51% of Global's common shares. The excess of cost over the fair value of $2,203,000 of the net assets acquired (based on the Company's preliminary purchase price allocation) is reflected as excess of cost over the fair value of net assets acquired in the November 30, 1996 condensed consolidated financial statements.

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

          As reported in the Company's Form 10-Q for the first quarter of Fiscal 1997, the Company has entered into agreements to lease the Orange Facility to two companies. In connection with these agreements, the Company has also entered into a lease for 180,000 square feet of space in Santa Fe Springs, California which will house the Company's corporate headquarters and warehouse operations. See "Liquidity and Capital Resources - Capital Expenditures."

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

RESULTS OF OPERATIONS

Thirteen-week period ended November 30, 1996 ("Q2 Fiscal 1997") versus the thirteen-week period ended November 25, 1995 ("Q2 Fiscal 1996")

NET SALES

          Net Sales for Q2 Fiscal 1997 increased 27.5% to $37,105,000, compared to $29,098,000 for the same period in Fiscal 1996. The sales increase was primarily driven by sales of the International Collection, which increased from approximately $16,500,000, or 56.7% of net sales for Q2 Fiscal 1996, to approximately $23,152,000, or 62.4% of net sales for Q2 Fiscal 1997. Also contributing to this increase was a 54.2% increase in snowboard boot sales to $5,804,000 for Q2 Fiscal 1997, compared to $3,763,000 for the same period a year ago.

          Sales to national accounts increased 16.6% during Q2 Fiscal 1997 to $19,685,000, compared to $16,880,000 for the comparable period of Fiscal 1996. This increase featured a 4.2% increase in sales to the Company's top 10 accounts, primarily resulting from sales of the International Collection which accounted for 73.0% of the national sales for Q2 Fiscal 1997, compared to 68.0% for the same period a year ago.

          Sales through the Company's 83-store retail chain increased 16.2% to $8,034,000 from $6,913,000 for Q2 Fiscal 1996. Comparable store sales (sales at stores open one year or more) were up 17.9% for the quarter. Comparable store sales increased for all but one Company store type. Freestanding store comparable sales led the way with a 24.9% increase, while comparable store sales for clearance stores decreased 3.0%. Comparable store sales increases exceeded the overall sales increase because the back-to-school period was later in 1996, thereby adversely impacting overall retail sales.

          Sales for export increased 76.9% to $9,386,000 for Q2 Fiscal 1997, compared to $5,305,000 for the same period a year ago. Increased sales to Japan, France, Spain, Australia and the Benelux countries were the principal reasons for the increase.

GROSS PROFIT

          Gross profit increased 17.8% to $13,964,000 in Q2 Fiscal 1997 from $11,851,000 in the same period of Fiscal 1996. As a percentage of net sales, gross profit decreased to 37.6% for Q2 Fiscal 1997 from 40.7% for the same period of Fiscal 1996. The decrease in gross profit as a percentage of net sales was primarily due to (i) increased international sales, which have lower gross margins than either national or retail sales, and (ii) a change in overall sales mix.

EARNINGS FROM OPERATIONS

          Earnings from operations increased to $3,038,000 in Q2 Fiscal 1997 from $2,378,000 in the same period of Fiscal 1996. Operating expenses in Q2 Fiscal 1997 increased to $10,927,000 from $9,473,000 in Q2 Fiscal 1996, primarily due to an $862,000 increase in marketing, advertising and promotion expenses, as discussed below, but as a percentage of net sales, operating expenses decreased from 32.6% to 29.4%, on a period-to-period basis.

SELLING AND DISTRIBUTION

          Selling and distribution expenses increased 5.2% to $6,543,000 in Q2 Fiscal 1997 from $6,223,000 in Q2 Fiscal 1996, primarily due to (i) increases in personnel costs in the Company's retail operations as a result of higher retail sales; (ii) increased rents related to new retail store openings; (iii) increased rent expenses due to the installation of new cash registers in the retail stores; and (iv) increased distribution expenses related to increased product volume at the Company's City of Industry distribution center.

MARKETING, ADVERTISING AND PROMOTION

          Marketing, advertising and promotion expenses increased 51.5% to $2,535,000 in Q2 Fiscal 1997 from $1,673,000 in Q2 Fiscal 1996, primarily due to
(i) the Company's continued support of sales growth through increases in television and print media spending, and (ii) sponsorship of the Vans Warped Tour '96, expenses of which were incurred in Q2 Fiscal 1997.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses increased 16.2% from $1,282,000 in Q2 Fiscal 1996 to $1,490,000 in Q2 Fiscal 1997, primarily due to increased personnel costs to meet staffing requirements to support the Company's growth.

PROVISION FOR DOUBTFUL ACCOUNTS

          Provision for doubtful accounts increased 61.3% from $104,000 in Q2 Fiscal 1996 to $168,000 in Q2 Fiscal 1997 due to an increase in the general allowance for doubtful accounts to correspond to the increase in accounts receivable resulting from increased sales.

INTEREST INCOME

          Interest income was derived primarily from the investment of a portion of the net proceeds of the Company's May 1996 public offering of common stock (the "Offering"). See " - Liquidity and Capital Resources."

INTEREST AND DEBT EXPENSE

          Interest and debt expense decreased from $764,000 in Q2 Fiscal 1996 to $107,000 in Q2 Fiscal 1997 due to the repayment of the Company's 9.6% Senior Notes and secured bank line of credit with a portion of the net proceeds of the Offering. See " - Liquidity and Capital Resources."

OTHER INCOME

          Other income increased to $889,000 in Q2 Fiscal 1997 from $513,000 for the same period a year ago due primarily to higher income from the licensing of the Company's trademarks.

INCOME TAX EXPENSE

          Income tax expense increased to $1,520,000 in Q2 Fiscal 1997 from $851,000 for Q2 Fiscal 1996 as a result of the higher earnings discussed above.

Twenty-six week period ended November 30, 1996 ("Fiscal 1997 Six Months") versus twenty-six week period ended November 25, 1995

NET SALES

          Net Sales for the Fiscal 1997 Six Months increased 41.0% to $81,061,000, compared to $57,502,000 for the same period in Fiscal 1996. The sales increase was primarily driven by sales of the International Collection, which increased from approximately $29,142,000, or 50.7% of net sales for the six-month period ended November 25, 1995, to approximately $54,049,000, or 66.7% of net sales for the Fiscal 1997 Six Months. Included in the overall increase was a 67.3% increase of sales of snowboard boots to $10,974,000 for the Fiscal 1997 Six Months, compared to $6,556,000 during the same period of Fiscal 1996.

          Sales to national accounts increased 25.2% during the Fiscal 1997 Six Months to $42,735,000, compared to $34,143,000 for the comparable period of Fiscal 1996. This increase featured a 37.9% increase in sales to the Company's top 10 accounts. An increase in sales of the International Collection to $34,905,000 during the Fiscal 1997 Six Months, compared with $21,397,000 for the same period in Fiscal 1996, was the leading factor in the overall increase of national sales.

          Sales through the Company's 83-store retail chain increased 28.6% to $17,958,000 from $13,967,000 for the same period a year ago. Comparable store sales (sales at stores open one year or more) were up 15.8% for the period. Comparable store sales increased for all but one Company store type. Freestanding store comparable sales led the way with a 24.7% increase, while comparable store sales for clearance stores decreased 8.3%.

          Sales for export increased 116.9% to $20,368,000 for the Fiscal 1997 Six Months, compared to $9,392,000 for the same period a year ago. Increased sales to Japan, France, Spain, Australia and the Benelux countries were the principal reasons for the increase.

GROSS PROFIT

          Gross profit increased 43.5% to $31,515,000 in the Fiscal 1997 Six Months from $21,965,000 in the same period of Fiscal 1996. As a percentage of net sales, gross profit increased to 38.9% for the Fiscal 1997 Six Months from 38.2% for the same period of Fiscal 1996. The increase in gross profit was primarily due to increased sales of the International Collection through the national sales channel, which carries a higher gross margin.

EARNINGS FROM OPERATIONS

          Earnings from operations increased to $7,741,000 in the Fiscal 1997 Six Months from $3,462,000 in the same period of Fiscal 1996. Operating expenses in the Fiscal 1997 Six Months increased to $23,774,000 from $18,503,000 in the same period a year ago, primarily due to a $1,144,000 increase in selling and distribution expense and a $3,408,000 increase in marketing, advertising and promotion expenses, each as discussed below, but as a percentage of sales, operating expenses decreased from 32.2% to 29.3%, on a period-to-period basis.

SELLING AND DISTRIBUTION

          Selling and distribution expenses increased 9.3% to $13,482,000 in the Fiscal 1997 Six Months from $12,338,000 in the same period a year ago, primarily due to the reasons discussed under the caption "Results of Operations
- Selling and distribution" for Q2 Fiscal 1997.

MARKETING, ADVERTISING AND PROMOTION

          Marketing, advertising and promotion expenses increased 110.9% to $6,481,000 in the Fiscal 1997 Six Months from $3,073,000 in the same period a year ago, primarily due the reasons discussed under the caption "Results of Operations - Marketing, advertising and promotion" for Q2 Fiscal 1997.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses increased 19.5% to $3,024,000 in the Fiscal 1997 Six Months from $2,532,000 in the same period a year ago, primarily due to the reasons discussed under the caption "Results of Operations
- General and administrative" for Q2 Fiscal 1997.

PROVISION FOR DOUBTFUL ACCOUNTS

          Provision for doubtful accounts increased 126.8% to $407,000 in the Fiscal 1997 Six Months from $179,000 in the same period a year ago, primarily due to the reasons discussed under the caption "Results of Operations - Provision for doubtful accounts" for Q2 Fiscal 1997.

INTEREST INCOME

          Interest income was derived primarily from the investment of a portion of the net proceeds of the Offering. See " - Liquidity and Capital Resources."

INTEREST AND DEBT EXPENSE

          Interest and debt expense decreased to $299,000 in the Fiscal 1997 Six Months from $1,513,000 in the same period a year ago, due to the repayment of the Company's 9.6% Senior Notes and secured bank line of credit with a portion of the net proceeds of the Offering. See " - Liquidity and Capital Resources."

OTHER INCOME

          Other income increased 41.2% to $1,328,000 for the Fiscal 1997 Six Months from $940,000 for the same period a year ago, primarily due to the reasons discussed under the caption "Results of Operations - Other income" for Q2 Fiscal 1997.

INCOME TAX EXPENSE

          Income tax expense increased to $3,490,000 during the Fiscal 1997 Six Months from $1,156,000 for the same period in Fiscal 1996 as a result of the higher earnings discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

          The Company finances its operations with a combination of cash flows from operations and borrowings. On May 24, 1996, the Company completed the Offering. The Company obtained net proceeds of $47.7 million from the Offering. Of such amount, $25.4 million was utilized to repay the Company's 9.6% Senior Notes due August 1, 1999 (including a $1.5 million makewhole amount resulting from the prepayment of such Notes), and $8.1 million was utilized to repay debt under a secured bank line of credit. See " - Borrowings." The balance of the net proceeds was utilized for general corporate purposes.

          The Company experienced a cash inflow from operations of $1,364,000 for the Fiscal 1997 Six Months, compared to a cash outflow of $3,988,000 for the same period in Fiscal 1996. The cash provided from operations for the Fiscal 1997 Six Months resulted primarily from earnings, decreases in prepaid expenses and other assets along with an increase in income taxes payable resulting from increased earnings, partially offset by increases in accounts receivable and inventories. Cash used in operations for the same period a year ago was due to increases in accounts receivable and inventories combined with decreases in accrued payroll related expenses, accrued workers compensation and restructuring costs accrual.

          The Company incurred a net cash outflow from investing activities of $955,000 for the Fiscal 1997 Six Months, compared to a net cash outflow of $1,274,000 for the same period in Fiscal 1996. These outflows represented capital expenditures related to new retail store openings, improvements made to the Orange Facility, and costs related to upgrading the Company's distribution and shipping computer software system.

          The Company incurred a net cash outflow from financing activities of $1,703,000 for the Fiscal 1997 Six Months, compared to a net cash inflow of $5,488,000 for the same period in Fiscal 1996, primarily due to the repayment of $3,532,000 in short-term borrowings.

          Accounts receivable, net of allowance, increased to $24,086,000 at November 30, 1996 from $20,843,000 at May 31, 1996. This increase was primarily due to increased sales and the timing of such sales during the Fiscal 1997 Six Months. Inventories increased 27.2% from $19,401,000 to $24,682,000 due to increased inventory levels to support sales growth in all distribution channels.

BORROWINGS

          The Company has a secured line of credit (the "Secured Line of Credit") with Bank of the West (the "Bank"). The Secured Line of Credit was amended on December 2, 1996, and, as amended, permits the Company to borrow up to $20.0 million, and is secured by the Company's accounts receivables and inventory, other than snowboard boot accounts receivables and inventory. The Company pays interest on the debt incurred under the Secured Line of Credit at the prime rate established by the Bank from time to time, plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the agreement establishing the Secured Line of Credit, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. Debt incurred under the Secured Line of Credit is due and payable on November 1, 1997. At November 30, 1996, the Company had no funds drawn down under the Secured Line of Credit.

          The Company has a $6.0 million unsecured credit facility with Ssangyong Corporation, a South Korean corporation (the "Unsecured Credit Facility"), which is used to support the purchase of footwear. The interest rate on debt incurred under the Unsecured Credit Facility increases based on the amount of debt incurred. Assuming full utilization of the Unsecured Credit Facility, the Company will pay an effective interest rate of 14.8% per annum. Balances under the Unsecured Credit Facility are due within 60 days of the date of incurrence. Interest on amounts outstanding under the Unsecured Credit Facility is calculated on the full maturity period regardless of when payment is received within the 60 day term of each loan. The Unsecured Credit Facility expires on April 26, 1997. At November 30, 1996, there were no amounts due and owing under the Unsecured Credit Facility.

          On March 29, 1996, the Company obtained an additional secured credit facility from Ssangyong (U.S.A.), Inc. ("Ssangyong U.S.A.") under which Ssangyong U.S.A. finances the Company's purchases of snowboard boots (the "Snowboard Boot Facility"). Under the Snowboard Boot Facility, Ssangyong U.S.A. purchases, transports, warehouses, ships and collects payment for the snowboard boots, and is reimbursed for the sum of: (i) its out-of-pocket costs incurred in connection with the foregoing (the "Ssangyong Costs"); (ii) interest on the Ssangyong Costs at the prime rate established by Citibank N.A. from time to time; and (iii) a handling fee equal to 3.5% of the F.O.B. price of the boots purchased. The Snowboard Boot Facility is secured by a first priority security interest in the boot inventory and the accounts receivable resulting from sales thereof, and a first priority security interest in the Company's general intangibles. At no time may the sum of: (i) the outstanding balance of the Ssangyong Costs, plus (ii) aggregate outstanding letters of credit under the Snowboard Boot Facility, minus letters of credit opened by the Company's foreign distributors, exceed $7 million. The Snowboard Boot Facility expires on March 28, 1997. At November 30, 1996 there was $1,416,000 due and owing under the Snowboard Boot Facility included in short-term borrowings on the accompanying balance sheet.

CURRENT CASH POSITION

          The Company's cash position was $12,939,000 as of November 30, 1996, exclusive of approximately $71,000 invested in long-term marketable securities included in other assets in the condensed consolidated balance sheets which secured a bond maintained by the Company in connection with its self-insured workers' compensation plan. The Company's cash position has, in the past two years, been adversely impacted by increased working capital requirements caused by the rapid sales growth of the imported International Collection. These working capital constraints, in turn, adversely impacted sales to the Company's national accounts in the second half of Fiscal 1996 because the Company had previously committed a significant portion of its available funds to support increased international sales which were placed earlier in the year than national sales. Because the International Collection is imported, there are greater timing differences between the payment for goods and the receipt of cash from sales of such goods than if produced domestically. Additionally, because payment terms in the ski and snow industries are longer than the Company's traditional distribution channels, there are even greater timing differences between payment for the Company's new line of snowboard boots and the receipt of cash from sales of such boots.

          Notwithstanding the foregoing, for the next 24 months, the Company believes that cash from operations, together with borrowings from the amended Secured Line of Credit and its other credit facilities, should be sufficient to meet its working capital needs. Note: the previous sentence is a forward-looking statement. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include: (i) the Company's rate of growth; (ii) the Company's product mix between the International Collection and domestically-produced footwear; (iii) the Company's ability to effectively manage its inventory levels; and (iv) timing differences in payment for the Company's foreign-sourced product, which are discussed in the foregoing paragraph.

CAPITAL EXPENDITURES

          In the remainder of Fiscal 1997, the Company plans to open two to three new retail stores at an estimated aggregate cost of $320,000 - $400,000, and remodel three to four existing retail stores at an estimated aggregate cost of $250,000 - $500,000. The new stores will primarily be factory outlet stores. At the same time, the Company will continue to identify and close underperforming stores.

          The Company has entered into a lease for a new 180,000 square foot facility in Santa Fe Springs, California where the Company plans to move its offices and distribution center in 1997. The Company currently estimates that it will incur net capital expenditures of approximately $2,500,000 - $3,200,000 for the new facility primarily related to tenant improvements and new furniture and equipment.

          As disclosed previously, the Company has entered into agreements to lease the Orange Facility to two companies. The Company will incur an aggregate of approximately $200,000 in capital expenditures to improve the Orange Facility for the new tenants. In connection with the leasing of this property the balance under the balance sheet caption "property held for sale" has been reclassified to "property, plant and equipment".

          The Company has implemented a hardware upgrade for its primary computer system. The upgrade is intended to support the growth the Company is currently experiencing, as well as position the Company for future growth. The cost of this system improvement, including software, was approximately $700,000.

RECENT ACCOUNTING PRONOUNCEMENT

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company plans to continue to measure compensation cost of employee stock option plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and starting in Fiscal 1997, to make pro forma disclosures of net earnings and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied. The adoption of SFAS No. 123 is not expected to have a material impact on the Company's financial position or results of operations.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          On October 17, 1996, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting: (i) the election of directors; (ii) an amendment to the Company's 1991 Long-Term Incentive Plan; and (iii) the ratification and approval of KPMG Peat Marwick LLP as the Company's independent auditors for Fiscal 1997.

          The results of the voting on these matters (including the names of all persons elected as directors) are set forth below:

                                       VOTES AGAINST/                  BROKER-
      PROPOSAL           VOTES FOR       WITHHELD      ABSTENTIONS    NON VOTES
      --------           ---------       --------      -----------    ---------

Proposal No. 1 - Election of Directors

      Nominees
      --------
Walter E. Schoenfeld     10,282,767      428,250            0            0
Gary H. Schoenfeld       10,277,707      433,310            0            0
George E. McCown         10,281,807      429,210            0            0
David E. De Leeuw        10,281,807      429,210            0            0
Philip H. Schaff, Jr     10,281,807      429,210            0            0
Wilbur J. Fix            10,282,907      428,110            0            0
James R. Sulat           10,282,807      428,210            0            0
Kathleen M. Gardarian    10,281,807      429,210            0            0
Lisa M. Douglas          10,282,907      428,110            0            0

                                         VOTES AGAINST/                 BROKER-
      PROPOSAL                VOTES FOR     WITHHELD     ABSTENTIONS   NON VOTES
      --------                ---------     --------     -----------   ---------

Proposal No. 2 - Approval of
Amendment No. 6 to the 1991
Long-Term Incentive Plan      7,339,115     3,303,199      13,160         55,443


Proposal No. 3 - Ratification
of KPMG Peat Marwick LLP as
Independent Auditors for
Fiscal 1997                  10,706,031         1,930       2,956              0

ITEM 5.  OTHER MATTERS

          The Company has accepted the resignations of Gordon C. Lee, Jr., William C. Mann and Brentton B. Ji as officers of the Company, and the Board of Directors has appointed Jay E. Wilson as Vice President - Marketing, John Walker as Vice President - Merchandising, and Casey G. Waid as Vice President - Apparel.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)               Exhibits

10.1 Amended and Restated Loan and Security Agreement, dated December 2, 1996, by and between the Company and Bank of the West

10.2 First Amendment to Vans, Inc. Deferred Compensation Agreement for Walter Schoenfeld

10.3      Amendment to Trust under Vans, Inc. Deferred Compensation Plan

10.4 Employment Agreement, dated December 4, 1996, by and between the Company and Jay E. Wilson

10.5 Employment Agreement, dated December 17, 1996, by and between the Company and Casey G. Waid

10.6      Amendment No. 6 to Vans, Inc. 1991 Long-Term Incentive Plan

27        Financial Data Schedule

          (b)       Reports on 8-K.

          The Company filed no Reports on Form 8-K during the three-month period ended November 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VANS, INC.
                                   (Registrant)


Date:   January 14, 1997     By:   /S/ Walter E. Schoenfeld
                                   ------------------------
                                   WALTER E. SCHOENFELD
                                   Chairman and Chief Executive Officer



Date:   January 14, 1997     By:   /s/ Kyle B. Wescoat
                                   -------------------
                                   KYLE B. WESCOAT
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Document                                                             Page Number
--------                                                             -----------

10.1     Amended and Restated Loan and Security
         Agreement, dated December 2, 1996, by and between the Company and Bank of the West

10.2     First Amendment to Vans, Inc. Deferred
         Compensation Agreement for Walter Schoenfeld

10.3     Amendment to Trust under Vans, Inc. Deferred
         Compensation Plan

10.4 Employment Agreement, dated December 4, 1996, by and between the Company and Jay E. Wilson

10.5 Employment Agreement, dated December 17, 1996, by and between the Company and Casey G. Waid

10.6     Amendment No. 6 to Vans, Inc. 1991 Long-Term
         Incentive Plan

27       Financial Data Schedule