Form 10-Q/A
period 1996-11-30
VANS INC
filed 1997-01-21
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No. 1


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

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   VANS, INC.
                     Condensed Consolidated Balance Sheets
                       November 30, 1996 and May 31, 1996

                                                                                           November 30,       May 31,
                                                                                               1996            1996
                                                                                          -------------    -------------
                                     ASSETS
Current assets:
Cash                                                                                      $  12,939,002    $  14,233,352
Accounts receivable, net of allowance for doubtful accounts of $1,741,376
  and $1,147,344 at November 30, 1996 and May 31, 1996, respectively                         24,085,797       20,842,989
Inventories (note 2)                                                                         24,682,053       19,400,644
Deferred income taxes                                                                           364,000          364,000
Prepaid expenses                                                                              1,486,000        2,457,301
                                                                                          -------------    -------------
                                   Total current assets                                      63,556,852       57,298,286
Property, plant and equipment, net                                                           15,588,310       10,801,763
Property held for sale                                                                                         4,687,106
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $33,125,409 and $32,744,117 at November 30,
  1996 and May 31, 1996, respectively                                                        18,317,117       16,495,283

Other assets                                                                                    981,870        1,178,331

                                                                                          -------------    -------------
                                     Total assets                                         $  98,444,149    $  90,460,769
                                                                                          =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                                     $   2,899,322    $   6,431,349
Accounts payable                                                                              4,492,351        4,328,821
Accrued payroll and related expenses                                                          1,194,512        1,611,906
Restructuring costs                                                                           1,452,251        1,750,782
Accrued workers' compensation                                                                   400,578          803,964
Accrued interest                                                                                 75,165             --
Income taxes payable                                                                          2,753,947          967,659
                                                                                          -------------    -------------
                                 Total current liabilities                                   13,268,126       15,894,481
Deferred income taxes                                                                         1,495,000        1,495,000
Capital lease obligation                                                                        332,419          343,742
                                                                                          -------------    -------------
                                  Total liabilities                                          15,095,545       17,733,223

Minority interest                                                                               583,927              --
Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 13,080,439 and 12,628,085 shares issued and outstanding at November 30, 1996 and
May 31, 1996, respectively                                                                       13,080           12,628
Additional paid-in capital                                                                  100,654,044       96,201,083
Stock subscriptions                                                                                --            (85,000)
Accumulated deficit                                                                         (17,902,447)     (23,401,165)
                                                                                          -------------    -------------
                              Total Shareholders' Equity                                     82,764,677       72,727,546

                                                                                          -------------    -------------
Total liabilities & shareholders' equity                                                  $  98,444,149    $  90,460,769
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
                                                       ============    ============

                                   VANS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Twenty-six weeks ended November 30, 1996 and November 25, 1995


                                                                                  Twenty-six weeks ended
                                                                                November 30,   November 25,
                                                                                   1996            1995
                                                                               ------------    ------------
Cash flows from operating activities:
Net earnings                                                                   $  5,498,718    $  1,733,625
Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                 1,657,742       1,591,338
    Amortization of deferred financing costs                                           --            36,062
    Provision for losses on accounts receivable and sales returns                   658,259         334,203
    Changes in assets and liabilities:
                     Accounts receivable                                         (3,242,808)     (5,199,370)
                     Income taxes receivable                                           --         3,530,128
                     Inventories                                                 (5,281,409)     (1,809,105)
                     Prepaid expenses                                               971,301        (657,627)
                     Other assets                                                   196,461         359,297
                     Accounts payable                                               163,530      (1,916,940)
                     Accrued payroll and related expenses                          (417,394)        (59,842)
                     Accrued workers' compensation                                 (403,386)       (413,357)
                     Restructuring costs                                           (298,531)     (2,550,374)
                     Accrued interest                                                75,165        (121,934)
                     Income taxes payable                                         1,786,288       1,155,750
                                                                               ------------    ------------
                         Net cash provided by (used in) operating activities      1,363,936      (3,988,146)
                                                                               ------------    ------------
Cash flows from investing activities:
Purchases of property, plant and equipment                                         (955,449)     (1,273,502)
                                                                               ------------    ------------
                         Net cash used in investing activities                     (955,449)     (1,273,502)
                                                                               ------------    ------------
Cash flows from financing activities:
Proceeds (payments) on short term borrowings                                     (3,532,027)      4,433,105
Payments on capital lease obligations                                               (11,323)        (73,252)
Proceeds from long term credit facility                                                --         6,894,448
Principal payments on senior notes                                                     --        (5,800,000)
Proceeds from issuance of common stock, net                                       1,840,513          34,003
                                                                               ------------    ------------
                         Net cash provided by (used in) financing activities     (1,702,837)      5,488,304
                                                                               ------------    ------------
                         Net increase (decrease) in cash and cash equivalents    (1,294,350)        226,656
Cash and cash equivalents, beginning of period                                   14,233,352       3,279,843
                                                                               ------------    ------------
Cash and cash equivalents, end of period                                       $ 12,939,002    $  3,506,499
                                                                               ============    ============

Supplemental cash flow information - amounts paid for:
    Interest                                                                   $    204,187    $  1,476,587
    Income taxes                                                               $  2,463,090    $     41,265

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VANS, INC.
                                   (Registrant)


Date:   January 21, 1997     By:   /s/ CRAIG E. GOSSELIN
                                   ------------------------
                                   Craig E. Gosselin
                                   Vice President and General Counsel