Form 10-Q
period 1997-03-01
VANS INC
filed 1997-04-15
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 1, 1997 or

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

                             15700 Shoemaker Avenue
                    Santa Fe Springs, California 90670-5515
              (Address of Principal Executive Offices) (Zip Code)

                                 (562) 565-8267
              (Registrant's Telephone Number, Including Area Code)

                              2095 Batavia Street
                         Orange, California 92865-3101
              (Former Name, Former Address and Formal Fiscal Year,
                         if Changed Since Last Report)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,163,946 shares of Common Stock, $.001 par value, as of April 14, 1997.

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   VANS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         March 1, 1997 and May 31, 1996

                                                                                                  MARCH 1,          MAY 31,
                                                                                                    1997             1996
                                                                                                ------------     ------------
                    ASSETS
Current assets:
Cash and cash equivalents                                                                       $ 16,714,842     $ 14,233,352
Accounts receivable, net of allowance for doubtful accounts and sales returns and
allowances of $1,562,199 and $1,147,344 at March 1, 1997 and May 31, 1996, respectively           21,597,893       20,842,989
Inventories                                                                                       23,328,929       19,400,644
Deferred income taxes                                                                                364,000          364,000
Prepaid expenses                                                                                   1,599,582        2,457,301
                                                                                                ------------     ------------
             Total current assets                                                                 63,605,246       57,298,286
Property, plant and equipment, net                                                                11,950,822       10,801,763
Property held for sale                                                                                     -       4,687,106
Property held for lease                                                                            4,750,106                -
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $33,352,774 and $32,744,117 at March 1, 1997 and May 31,
1996, respectively                                                                                18,089,753       16,495,283
Other assets                                                                                       1,587,372        1,178,331
                                                                                                ------------     ------------
              Total Assets                                                                      $ 99,983,299     $ 90,460,769
                                                                                                ============     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                                           $  1,214,786     $  6,431,349
Accounts payable                                                                                   4,175,852        4,328,821
Accrued payroll and related expenses                                                               1,332,341        1,611,906
Restructuring costs                                                                                1,421,269        1,750,782
Accrued workers' compensation                                                                        405,577          803,964
Income taxes payable                                                                               3,390,796          967,659
                                                                                                ------------     ------------
          Total current liabilities                                                               11,940,621       15,894,481
                                                                                                ------------     ------------
Deferred income taxes                                                                              1,495,000        1,495,000
Capital lease obligation                                                                             323,741          343,742
                                                                                                ------------     ------------
            Total Liabilities                                                                     13,759,362       17,733,223
                                                                                                ------------     ------------

Minority interest                                                                                    821,641                -

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized (1,500,000 shares designated
as Series A Junior Participating Preferred Stock), none issued and outstanding.                            -                -
Common stock, $.001 par value, 20,000,000 shares authorized, 13,152,279 and 12,628,085 shares issued and outstanding at March 1, 1997 and
May 31, 1996, respectively                                                                            13,152           12,628
Additional paid-in capital                                                                       101,032,116       96,201,083
Stock subscriptions                                                                                        -          (85,000)
Accumulated deficit                                                                              (15,709,289)     (23,401,165)
Cumulative foreign currency translation adjustment                                                    66,317                -
                                                                                                ------------     ------------
       Total Stockholders' Equity                                                                 85,402,296       72,727,546
                                                                                                ------------     ------------
Total Liabilities & Stockholders' Equity                                                        $ 99,983,299     $ 90,460,769
                                                                                                ============     ============

                                   VANS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

            Thirteen weeks ended March 1, 1997 and February 24, 1996


                                                                                THIRTEEN WEEKS ENDED
                                                                         MARCH 1,             FEBRUARY 24,
                                                                           1997                  1996
                                                                        -----------           -----------
Net sales                                                               $39,101,657           $27,931,868
Cost of sales                                                            22,979,932            16,752,503
                                                                        -----------           -----------

      Gross profit                                                       16,121,725            11,179,365

Operating expenses:
    Selling and distribution                                              7,238,997             5,180,464
    Marketing, advertising and promotion                                  3,557,091             2,744,056
    General and administrative                                            1,741,348             1,053,953
    Provision for doubtful accounts                                         163,179                65,830
    Amortization of intangibles                                             227,366               190,645
                                                                        -----------           -----------

      Total operating expenses                                           12,927,981             9,234,948
                                                                        -----------           -----------

      Earnings from operations                                            3,193,744             1,944,417

Interest income                                                             128,516                59,478
Interest and debt expense                                                   (66,247)             (939,567)
Other income                                                                598,151               436,565
                                                                        -----------           -----------

      Earnings before income taxes                                        3,854,164             1,500,893

Income tax expense                                                        1,487,969               600,357

Minority interest                                                           173,037                     -

     Net earnings                                                         2,193,158               900,536
                                                                        ===========           ===========

Net earnings per share                                                  $      0.16           $      0.09
                                                                        ===========           ===========

Weighted average common and common equivalent shares
  (note 3)                                                               13,848,896            10,454,371
                                                                        ===========           ===========

                                   VANS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

          Thirty-nine weeks ended March 1, 1997 and February 24, 1996


                                                                         THIRTY-NINE WEEKS ENDED
                                                                       MARCH 1,          FEBRUARY 24,
                                                                         1997                1996
                                                                     ------------        ------------
Net sales                                                            $120,162,650        $ 85,433,783
Cost of sales                                                          72,525,442          52,289,897
                                                                     ------------        ------------

      Gross profit                                                     47,637,208          33,143,886

Operating expenses:
    Selling and distribution                                           20,720,644          17,518,527
    Marketing, advertising and promotion                               10,037,864           5,816,744
    General and administrative                                          4,765,531           3,645,049
    Provision for doubtful accounts                                       569,687             245,086
    Amortization of intangibles                                           608,656             571,935
                                                                     ------------        ------------

      Total operating expenses                                         36,702,382          27,797,341
                                                                     ------------        ------------

      Earnings from operations                                         10,934,826           5,346,545

Interest income                                                           347,391              59,478
Interest and debt expense                                                (365,238)         (2,452,216)
Other income                                                            1,925,663           1,436,462
                                                                     ------------        ------------

      Earnings before income taxes                                     12,842,642           4,390,269

Income tax expense                                                      4,977,729           1,756,109

Minority interest                                                         173,037                   -

     Net earnings                                                       7,691,876           2,634,160
                                                                     ============        ============

Net earnings per share                                               $       0.56        $       0.26
                                                                     ============        ============

Weighted average common and common equivalent shares
  (note 3)                                                             13,725,980          10,199,937
                                                                     ============        ============

                                   VANS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          Thirty-nine weeks ended March 1, 1997 and February 24, 1996




                                                                              THIRTY-NINE WEEKS ENDED
                                                                           MARCH 1,             FEBRUARY 24,
                                                                            1997                   1996
                                                                         -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                             $ 7,691,876            $ 2,634,160
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                          2,545,302              2,378,234
    Amortization of deferred financing costs                                       -                 54,093
    Provision for losses on accounts receivable and sales returns            569,687                245,086
    Changes in assets and liabilities:
        Accounts receivable                                                 (504,904)            (6,106,235)
        Income taxes receivable                                                    -              3,530,128
        Inventories                                                       (3,928,285)              (531,305)
        Prepaid expenses                                                     857,719               (471,036)
        Other assets                                                          90,959               (264,926)
        Accounts payable                                                    (152,969)            (2,226,596)
        Accrued payroll and related expenses                                (279,565)              (174,492)
        Accrued workers' compensation                                       (398,387)              (527,144)
        Restructuring costs                                                 (329,513)            (3,719,754)
        Accrued interest                                                           -               (738,831)
        Income taxes payable                                               2,423,137              1,756,109
                                                                         -----------            -----------
            Net cash provided by (used in) operating activities            8,585,057             (4,162,509)
                                                                         -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                (2,585,660)            (1,913,251)
Proceeds from property held for sale                                               -                717,143
Investments in unconsolidated entities                                      (500,000)                     -
                                                                         -----------            -----------
            Net cash used in investing activities                         (3,085,660)            (1,196,108)
                                                                         -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on short term borrowings                              (5,216,563)             3,345,235
Payments on capital lease obligations                                        (20,001)              (107,484)
Proceeds from long term credit facility                                            -              4,647,745
Principal payments on senior notes                                                 -             (5,800,000)
Proceeds from issuance of common stock, net                                2,218,657                554,073
                                                                         -----------            -----------
            Net cash provided by (used in) financing activities           (3,017,907)             2,639,569
                                                                         -----------            -----------
            Net increase (decrease) in cash and cash equivalents           2,481,490             (2,719,048)
Cash and cash equivalents, beginning of period                            14,233,352              3,279,843
                                                                         -----------            -----------
Cash and cash equivalents, end of period                                 $16,714,842            $   560,795
                                                                         ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest                                                             $   338,104            $ 2,912,619
    Income taxes                                                         $ 2,587,801            $    41,265

                                   VANS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Vans, Inc., a Delaware corporation (the "Company"), is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was merged with and into the Company in connection with the Company's initial public offering of common stock in August 1991.

    The condensed consolidated financial statements included herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year.

    Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.  Inventories are comprised of the following:

                                             March 1, 1997       May 31, 1996
                                             -------------       ------------
       Raw materials                          $ 1,690,405        $ 1,616,486
       Work-in-process                             53,174             20,680
       Finished goods                          22,185,350         18,363,478
                                              -----------        -----------
                                               23,928,929         20,000,644
       Less:  Valuation allowance                (600,000)          (600,000)
                                              -----------        -----------
                                              $23,328,929        $19,400,644
                                              ===========        ===========

3. Primary earnings per share approximate fully diluted earnings per share for the thirteen weeks and thirty-nine weeks ended March 1, 1997 and February 24, 1996.

4. During Q2 Fiscal 1997, the Company acquired a 51% interest in Global Accessories Limited, an international distributor based in the United Kingdom ("Global Accessories"). The purchase price of $2,811,000 consisted of the issuance of 170,000 shares of the Company's common stock and related acquisition costs in exchange for 51% of the common shares of Global Accessories. The excess of cost over the fair value of $2,203,000 of the net assets acquired (based on the Company's preliminary purchase price allocation) is reflected as excess of cost over the fair value of net assets acquired in the March 1, 1997 condensed consolidated balance sheet.

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

OVERVIEW

         The Company is a leading designer, manufacturer and distributor of a collection of high quality stylish-casual and active-casual footwear for men, women and children, as well as performance footwear for enthusiasts of outdoor sports such as skateboarding, snowboarding and BMX bicycling, under the brand name "VANS"*. The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was acquired by the Company in February 1988 in a series of related transactions for a total cost (including assumed liabilities) of $74.4 million (the "Acquisition"). The Acquisition resulted in the recognition of approximately $48.0 million of goodwill by the Company (the "Acquisition Goodwill"). VDRC was merged with and into the Company in August 1991 at the time of the Company's initial public offering.

         Prior to Fiscal 1995, the Company manufactured all of its footwear at two domestic manufacturing facilities located in Southern California. As part of the Company's strategic redirection, in the first quarter of Fiscal 1995 the Company began to source from South Korea its line of casual and performance footwear known as the International Collection. The success of the International Collection created a domestic manufacturing overcapacity problem for the Company which contributed to an overstock in domestic inventories. In the second quarter of Fiscal 1995, the Company increased the inventory valuation allowance from $324,772 to approximately $600,000 in order to help mitigate the risks associated with increased inventory balances. In the third quarter of Fiscal 1995, the Company took steps to adjust its U.S. production; however, customer demand for the International Collection continued to grow.
In the fourth quarter of Fiscal 1995, it first became apparent that domestic manufacturing workforce reductions would not be sufficient to address the increase in orders for the International Collection and the decrease in demand for domestically produced footwear, and the Company determined that a plant closure would be required. Therefore, on May 30, 1995 the Board of Directors voted to close the Company's Orange, California manufacturing facility (the "Orange Facility") and in July 1995, the Company closed the Orange Facility. Accordingly, the Company recognized restructuring costs of $30.0 million in the fourth quarter of Fiscal 1995. Of that amount: (i) $20.0 million represented a write-off of the goodwill allocated to the manufacturing know-how associated with the Orange Facility (the "Orange Facility Goodwill"); and (ii) $10.0 million represented restructuring costs to close the Orange Facility. All remaining U.S. production of the Company was shifted to the Company's smaller Vista, California manufacturing facility (the "Vista Facility").

         As reported in the Company's Form 10-Q for the first quarter of Fiscal 1997, the Company has leased the Orange Facility to two companies. In connection with these agreements, the Company has leased 180,000 square feet of space in Santa Fe Springs, California, which now houses the Company's corporate


* VANS is a registered trademark of the Company.

headquarters. Such facility will also house the Company's warehouse operations commencing in June 1997. See "Liquidity and Capital Resources - Capital Expenditures."

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

         Based on this analysis, and a similar analysis of the other components of the Acquisition Goodwill (trademarks and dealer relationships), management determined that approximately 53% of the Acquisition Goodwill should have been allocated to the manufacturing know- how associated with the Orange Facility at the date of the Acquisition. The unamortized portion of the Orange Facility Goodwill at May 31, 1995 was $20.0 million, and was written-off in connection with the closure of the Orange Facility.

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED MARCH 1, 1997 ("Q3 FISCAL 1997") VERSUS THE THIRTEEN-WEEK PERIOD ENDED FEBRUARY 24, 1996 ("Q3 FISCAL 1996")

NET SALES

         Net sales for Q3 Fiscal 1997 increased 39.9% to $39,102,000, compared to $27,932,000 for the same period in Fiscal 1996. The sales increase was primarily driven by increases in all of the Company's sales channels, as discussed below.

         Sales to national accounts increased 44.2% during Q3 Fiscal 1997 to $17,046,000, compared to $11,819,000 for the comparable period of Fiscal 1996, primarily as a result of the Company's increased marketing efforts. See "--Marketing, Advertising and Promotion."

         Sales through the Company's 85-store retail chain increased 27.8% to $9,347,000 in Q3 Fiscal 1997 from $7,311,000 for Q3 Fiscal 1996. Comparable store sales (sales at stores open one year or more) were up 18.5% for the quarter. All store-types showed comparable store sales increases except the Company's five clearance stores which represent less than 5.0% of the Company's retail sales.

         Sales for export increased 44.4% to $12,708,000 for Q3 Fiscal 1997, compared to $8,802,000 for the same period a year ago. Increased sales to Japan, Germany, the United Kingdom and France was the principal reason for the increase.

GROSS PROFIT

         Gross profit increased 44.2% to $16,122,000 in Q3 Fiscal 1997 from $11,179,000 in the same period of Fiscal 1996. As a percentage of net sales, gross profit increased to 41.2% for Q3 Fiscal 1997 from 40.0% for the same period of Fiscal 1996. The increase in gross profit as a percentage of net sales was primarily due to: (i) a higher percentage of sales through Company-owned retail stores; and (ii) increased sales to independent retailers.

EARNINGS FROM OPERATIONS

         Earnings from operations increased 63.4% to $3,194,000 in Q3 Fiscal 1997 from $1,944,000 in the same period of Fiscal 1996. Operating expenses in Q3 Fiscal 1997 increased to $12,928,000 from $9,235,000 in Q3 Fiscal 1996, primarily due to a $2,059,000 increase in selling and distribution expense and an $813,000 increase in marketing, advertising and promotion expenses, each as discussed below. As a percentage of net sales, operating expenses remained unchanged at 33.1%, on a period-to-period basis.

SELLING AND DISTRIBUTION

         Selling and distribution expenses increased 39.7% to $7,239,000 in Q3 Fiscal 1997 from $5,180,000 in Q3 Fiscal 1996, primarily due to: (i) higher labor costs for the Company's retail division due to higher sales; (ii) increased building and equipment rents related to new store openings and the addition of new cash registers in the Company's retail stores; (iii) the addition of apparel operations and a sales force for the new apparel division;
(iv) higher commissions on increased national sales; and (v) the cost of establishing an office in Hong Kong.

MARKETING, ADVERTISING AND PROMOTION

         Marketing, advertising and promotion expenses increased 29.6% to $3,557,000 in Q3 Fiscal 1997 from $2,744,000 in Q3 Fiscal 1996, primarily due to: (i) increased television and print advertising; (ii) an increase in athletes representing the Company's products; and (iii) sponsorship of the Vans World Championship of Snowboarding.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 65.2% from $1,054,000 in Q3 Fiscal 1996 to $1,741,000 in Q3 Fiscal 1997, primarily due to: (i) increased legal fees to prosecute claims of infringement of the Company's trademarks; (ii) recognition of business insurance expenses due to a change in the policy coverage period; (iii) an increase in employee recruiting costs; and
(iv) the higher cost of employee incentive programs.

PROVISION FOR DOUBTFUL ACCOUNTS

         Provision for doubtful accounts increased from $66,000 in Q3 Fiscal 1996 to $163,000 in Q3 Fiscal 1997, primarily due to an increase in the general allowance for doubtful accounts to correspond with the increase in accounts receivable resulting from higher sales.

INTEREST INCOME

         Interest income increased from $59,000 in Q3 Fiscal 1996 to $129,000 in Q3 Fiscal 1997 primarily due to the investment of the net proceeds of the Company's May 1996 public offering of Common Stock (the "Offering").

INTEREST AND DEBT EXPENSE

         Interest and debt expense decreased from $940,000 in Q3 Fiscal 1996 to $66,000 in Q3 Fiscal 1997 due to the repayment of the Company's 9.6% Senior Notes and secured bank line of credit with a portion of the net proceeds of the Offering. See "- Liquidity and Capital Resources."

OTHER INCOME

         Other income, primarily income from the licensing of the Company's trademarks, increased 37.0% to $598,000 in Q3 Fiscal 1997 from $437,000 in the same period of Fiscal 1996.

INCOME TAX EXPENSE

         Income tax expense increased to $1,488,000 in Q3 Fiscal 1997 from $600,000 for Q3 Fiscal 1996 as a result of the higher earnings discussed above.

THIRTY-NINE WEEK PERIOD ENDED MARCH 1, 1997 ("FISCAL 1997 NINE MONTHS") VERSUS THIRTY-NINE WEEK PERIOD ENDED FEBRUARY 24, 1996

NET SALES

         Net sales for the Fiscal 1997 Nine Months increased 40.7% to $120,163,000, compared to $85,434,000 for the same period in Fiscal 1996. The sales increase was primarily driven by increased sales in all channels of distribution and a 66.7% increase in sales of snowboard boots to $11,856,000 for the Fiscal 1997 Nine Months, compared to $7,110,000 during the same period of Fiscal 1996.

         Sales to national accounts increased 30.1% during the Fiscal 1997 Nine Months to $59,802,000, compared to $45,962,000 for the same period of Fiscal 1996, primarily due to a 57.7% increase in sales of the International Collection and increased snowboard boot sales and sales to independent retailers.

         Sales through the Company's 85-store retail chain increased 28.3% to $27,305,000 from $21,278,000 for the same period a year ago. Comparable store sales (sales at stores open one year or more) were up 16.7% for the period. Comparable store sales increased for all but one Company store type. All store-types showed comparable store sales increases except the Company's five clearance stores which represent less than 5.0% of the Company's retail sales.

         Sales for export increased 81.7% to $33,055,000 for the Fiscal 1997 Nine Months, compared to $18,194,000 for the same period a year ago. Increased sales to Japan, Germany, the United Kingdom and France was the principal reason for the increase.

GROSS PROFIT

         Gross profit increased 43.7% to $47,637,000 in the Fiscal 1997 Nine Months from $33,144,000 in the same period of Fiscal 1996. As a percentage of net sales, gross profit increased to 39.6% for the Fiscal 1997 Nine Months from 38.8% for the same period of Fiscal 1996. The increase in gross profit was primarily due to: (i) increased sales of the International Collection through the national sales channel, which carries a higher gross margin; (ii) increased sales of the International Collection through the Company's retail stores which more than doubled for the Fiscal 1997 Nine Months, compared to the same period a year ago; and (iii) greater efficiencies achieved at the Vista Facility.

EARNINGS FROM OPERATIONS

         Earnings from operations increased to $10,935,000 in the Fiscal 1997 Nine Months from $5,347,000 in the same period of Fiscal 1996. Operating expenses in the Fiscal 1997 Nine Months increased to $36,702,000 from $27,797,000 in the same period a year ago, primarily due to a $3,202,000 increase in selling and distribution expense and a $4,221,000 increase in marketing, advertising and promotion expenses, each as discussed below. However, as a percentage of sales, operating expenses decreased from 32.5% to 30.5%, on a period-to-period basis.

SELLING AND DISTRIBUTION

         Selling and distribution expenses increased 18.3% to $20,721,000 in the Fiscal 1997 Nine Months from $17,519,000 in the same period a year ago, primarily due to the reasons discussed under the caption "Results of Operations
- Selling and distribution" for Q3 Fiscal 1997. However, as a percentage of sales, selling expenses decreased to 17.2% for the Fiscal 1997 Nine Months from 20.5% for the same period in Fiscal 1996.

MARKETING, ADVERTISING AND PROMOTION

         Marketing, advertising and promotion expenses increased 72.6% to $10,038,000 in the Fiscal 1997 Nine Months from $5,817,000 in the same period a year ago, primarily due the reasons discussed under the caption "Results of Operations - Marketing, advertising and promotion" for Q3 Fiscal 1997.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 30.7% to $4,766,000 in the Fiscal 1997 Nine Months from $3,645,000 in the same period a year ago, primarily due to the reasons discussed under the caption "Results of Operations
- General and administrative" for Q3 Fiscal 1997. As a percentage of sales, general and administrative expenses decreased to 4.0% for the Fiscal 1997 Nine Months from 4.3% for the same period in Fiscal 1996.

PROVISION FOR DOUBTFUL ACCOUNTS

         Provision for doubtful accounts increased 132.4% to $570,000 in the Fiscal 1997 Nine Months from $245,000 in the same period a year ago, primarily due to the reasons discussed under the caption "Results of Operations - Provision for doubtful accounts" for Q3 Fiscal 1997.

INTEREST INCOME

         Interest income was derived primarily from the investment of a portion of the net proceeds of the Offering. See " - Liquidity and Capital Resources."

INTEREST AND DEBT EXPENSE

         Interest and debt expense decreased to $365,000 in the Fiscal 1997 Nine Months from $2,452,000 in the same period a year ago, due to the repayment of the Company's 9.6% Senior Notes and secured bank line of credit with a portion of the net proceeds of the Offering. See " - Liquidity and Capital Resources."

OTHER INCOME

         Other income increased 34.1% to $1,926,000 for the Fiscal 1997 Nine Months from $1,436,000 for the same period a year ago, primarily due to increased royalties from the licensing of the Company's trademarks.

INCOME TAX EXPENSE

         Income tax expense increased to $4,978,000 during the Fiscal 1997 Nine Months from $1,756,000 for the same period in Fiscal 1996 as a result of the higher earnings discussed above.

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

         The Company experienced a cash inflow from operations of $8,585,000 for the Fiscal 1997 Nine Months, compared to a cash outflow of $4,163,000 for the same period in Fiscal 1996. The cash provided from operations for the Fiscal 1997 Nine Months resulted primarily from earnings, depreciation and amortization, decreases in prepaid expenses and other assets along with an increase in income taxes payable resulting from increased earnings, partially offset by increases in accounts receivables and inventories. Cash used in operations for the same period a year ago was due to increases in accounts receivable and inventories combined with decreases in accounts payables, accrued workers compensation and restructuring costs accrual.

         The Company incurred a net cash outflow from investing activities of $3,086,000 for the Fiscal 1997 Nine Months, compared to a net cash outflow of $1,196,000 for the same period in Fiscal 1996. These outflows represented capital expenditures related to new retail store openings, tenant improvements made to the Orange Facility, investments in the entity which owns the Vans Warped Tour musical event, and costs related to upgrading the Company's distribution and shipping computer software system. See " - Capital Expenditures."

         The Company incurred a net cash outflow from financing activities of $3,018,000 for the Fiscal 1997 Nine Months, compared to a net cash inflow of $2,640,000 for the same period in Fiscal 1996, primarily due to the repayment of $5,217,000 in short-term borrowings.

         Accounts receivable, net of allowance, increased 3.6% to $21,598,000 at March 1, 1997 from $20,843,000 at May 31, 1996. This increase was primarily due to the addition of accounts receivable for Global Accessories in the condensed consolidated financial statements. Inventories increased 20.2% from $19,401,000 to $23,329,000 during the same period due to increased inventory levels to support sales growth in all distribution channels and the addition of inventory of Global Accessories.

BORROWINGS

         The Company has a secured line of credit (the "Secured Line of Credit") with Bank of the West (the "Bank"). The Secured Line of Credit permits the Company to borrow up to $20.0 million, and is secured by the Company's accounts receivables and inventory, other than snowboard boot accounts receivables and inventory. The Company pays interest on the debt incurred under the Secured Line of Credit at the prime rate established by the Bank from time to time, plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the agreement establishing the Secured Line of Credit, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. Debt incurred under the Secured Line of Credit is due and payable on November 1, 1997. At March 1, 1997, the Company had no funds drawn down under the Secured Line of Credit.

         The Company has a $6.0 million unsecured credit facility with Ssangyong Corporation, a South Korean corporation (the "Unsecured Credit Facility"), which is used to support the purchase of footwear. The interest rate on debt incurred under the Unsecured Credit Facility increases based on the amount of debt incurred. Assuming full utilization of the Unsecured Credit Facility, the Company will pay an effective interest rate of 14.8% per annum. Balances under the Unsecured Credit Facility are due within 60 days of the date of incurrence. Interest on amounts outstanding under the Unsecured Credit Facility is calculated on the full maturity period regardless of when payment is received within the 60 day term of each loan. The Unsecured Credit Facility expires on April 26, 1997. At March 1, 1997, there were no amounts due and owing under the Unsecured Credit Facility.

         On March 29, 1996, the Company obtained an additional secured credit facility from Ssangyong (U.S.A.), Inc. ("Ssangyong U.S.A.") under which Ssangyong U.S.A. financed the Company's purchases of snowboard boots (the "Snowboard Boot Facility"). Under the Snowboard Boot Facility, which expired on March 28, 1997, Ssangyong U.S.A. purchased, transported, warehoused, shipped and collected payment for the snowboard boots, and was reimbursed by the Company for the sum of: (i) its out-of-pocket costs incurred in connection with the foregoing (the "Ssangyong Costs"); (ii) interest on the Ssangyong Costs at the prime rate established by Citibank N.A. from time to time; and (iii) a handling fee equal to 3.5% of the F.O.B. price of the boots purchased. The Snowboard Boot Facility was secured by a first priority security interest in the boot inventory and the accounts receivable resulting from sales thereof, and a second priority security interest in the Company's general intangibles. At March 1, 1997, there were no amounts due and owing under the Snowboard Boot Facility.

CURRENT CASH POSITION

         The Company's cash position was $16,715,000 as of March 1, 1997, compared to $14,233,000 at May 31, 1996. The Company's cash position was, in the past two years, adversely impacted by increased working capital requirements caused by the rapid sales growth of the imported International Collection. These working capital constraints, in turn, adversely impacted sales to the Company's national accounts in the second half of Fiscal 1996 because the Company had previously committed a significant portion of its available funds to support increased international sales which were placed earlier in the year than national sales. Because the International Collection is imported, there are greater timing differences between the payment for goods and the receipt of cash from sales of such goods than if produced domestically. Additionally, because payment terms in the ski and snow industry is longer than the Company's traditional distribution channels, there are even greater timing differences between payment for the Company's new line of snowboard boots and the receipt of cash from sales of such boots.

         Notwithstanding the foregoing, for the next 24 months, the Company believes that cash from operations, together with borrowings from the Secured Line of Credit, should be sufficient to meet its working capital needs. NOTE:
THE PREVIOUS SENTENCE IS A FORWARD-LOOKING STATEMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE: (I) THE COMPANY'S RATE OF GROWTH; (II) THE COMPANY'S PRODUCT MIX BETWEEN THE INTERNATIONAL COLLECTION, SNOWBOARD BOOTS AND DOMESTICALLY-PRODUCED FOOTWEAR; (III) THE COMPANY'S ABILITY TO EFFECTIVELY MANAGE ITS INVENTORY LEVELS; (IV) TIMING DIFFERENCES IN PAYMENT FOR THE COMPANY'S FOREIGN-SOURCED PRODUCT, WHICH ARE DISCUSSED IN THE FOREGOING PARAGRAPH; (V) THE INCREASED UTILIZATION OF LETTERS OF CREDIT FOR PURCHASES OF FOREIGN-SOURCED PRODUCT; AND (VI) TIMING DIFFERENCES IN PAYMENT FOR PRODUCT WHICH IS SOURCED FROM COUNTRIES WHICH HAVE LONGER SHIPPING LEAD TIMES, SUCH AS CHINA.

CAPITAL EXPENDITURES

         In the remainder of Fiscal 1997, the Company plans to open two to three new retail stores at an estimated aggregate cost of $250,000 - $410,000, and remodel one existing retail store at an estimated aggregate cost of $80,000 - $160,000. The new stores will primarily be factory outlet stores. At the same time, the Company will continue to identify and close underperforming stores.

         The Company has entered into a lease for a new 180,000 square foot facility in Santa Fe Springs, California to house its corporate headquarters and distribution center. The move of the Company's corporate headquarters was completed on April 14, 1997. It is estimated that the move of the distribution center will be completed in June 1997. The Company currently estimates that it will incur aggregate net capital expenditures of approximately $3,000,000 - $3,500,000 for the new facility primarily related to tenant improvements and new furniture and equipment.

         As disclosed previously, the Company has entered into agreements to lease the Orange Facility to two companies. It is currently estimated that the Company will incur an aggregate of approximately $293,000 in capital expenditures to improve the Orange Facility for the new tenants. In connection with the leasing of this property the balance under the balance sheet caption "property held for sale" has been reclassified to "property held for lease."

         The Company has implemented a hardware upgrade for its primary computer system. The upgrade is intended to support the growth the Company is currently experiencing, as well as position the Company for future growth. The cost of this system improvement, including software, was approximately $700,000.

         All capital expenditures discussed herein will be funded with a combination of cash from operations and borrowings from the Secured Line of Credit.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and
(c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128.

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

                                    PART II
                               OTHER INFORMATION

ITEM 5.  OTHER MATTERS

         Executive Officer Changes. During Q3 Fiscal 1997, Gary H. Schoenfeld was appointed Chief Executive Officer of the Company. Walter E. Schoenfeld remained as Chairman of the Board.

         Transfer of Workers' Compensation Liability. Effective April 4, 1997, the Company transferred its remaining workers' compensation liability for losses incurred since the commencement of the Company's self-insurance program in July 1992, through April 4, 1997 (the "Liability Tail"), to Lumbermens Mutual Casualty Company ("Lumbermens"), subject to a per accident loss limit of $250,000 and an aggregate maximum of $3,500,000. Losses in excess of the per accident limit will be borne by the Company's excess coverage carrier. Losses in excess of the aggregate limit will be borne by the Company. In connection with the transfer, the Company discontinued its workers' compensation self-insurance program. The Company's workers' compensation claims now will be handled by Kemper Insurance Companies ("Kemper"). The letter of credit maintained by the Company in connection with its self-insurance plan was replaced with a bond obtained by Kemper. The Company paid Lumbermens and Kemper an aggregate of approximately $1.86 million in premiums relating to the Liability Tail and the first 12 months of the handling of future claims by Kemper.

         Investment in Vans Warped Tour. Effective January 1, 1997, the Company purchased a 15% interest in the California limited liability company which operates the Vans Warped Tour musical event, for $500,000. The Company will be the title sponsor of the 1997 event, and aggregate sponsorship fees for the event will be approximately $1,000,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

10.1     Tour Title Sponsorship Agreement, dated January 1, 1997, by and between the Company and
         C.C.R.L., LLC, a California limited liability company

10.2     Amended and Restated Operating Agreement, dated January 1, 1997, by and among the
         Company, Gendler, Codikow & Carroll, Kevin Lyman Production Services, and Creative Artists
         Agency (the "Operating Agreement")

10.3     Side Letter, dated January 1, 1997, to the Operating Agreement

10.4     Employment Agreement, dated February 1, 1997, by and between the Company and John Walker

10.5     Amendment No. 1 to the Employment Agreement of Walter E. Schoenfeld

27       Financial Data Schedule

         (b)     Reports on 8-K.

         The Company filed the following Reports on Form 8-K during the three-month period ended March 1, 1997: (i) a Report, dated December 2, 1996, regarding the acquisition of a majority interest in Global Accessories Limited; and (ii) a Report, dated December 20, 1996, regarding the amendment and extension of the Company's Stockholder Rights Plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VANS, INC.
                                      (Registrant)


Date:  April 15, 1997                 By:  /s/ Gary H. Schoenfeld
                                           -------------------------------------
                                           GARY H. SCHOENFELD
                                           President and Chief Executive Officer



Date:  April 15, 1997                 By:  /s/ Kyle B. Wescoat
                                           -------------------------------------
                                           KYLE B. WESCOAT
                                           Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                 EXHIBIT INDEX


                                                                                                  Page
          Document                                                                                Number
          --------                                                                                ------
10.1      Tour Title Sponsorship, dated January 1, 1997, by and between the Company and
          C.C.R.L., LLC., a California limited liability company

10.2      Amended and Restated Operating Agreement, dated January 1, 1997 by and among the Company, Gendler, Codikow & Carroll, Kevin Lyman Production Services, and
          Creative Artists Agency (the "Operating Agreement")

10.3      Side Letter, dated January 1, 1997, to the Operating Agreement

10.4      Employment Agreement, dated February 1, 1997, by and between the Company and
          John Walker

10.5      Amendment No. 1 to the Employment Agreement of Walter E. Schoenfeld

27        Financial Data Schedule