Form 10-K
period 1997-05-31
VANS INC
filed 1997-08-29
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[XX] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 (Fee Required)

     For the fiscal year ended May 31, 1997, or

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No Fee Required)

     For the transition period from ___________ to ___________

Commission file number:      0-19402

                                   VANS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                            33-0272893
---------------------------------                         ----------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


15700 Shoemaker Avenue, Santa Fe Springs, California              90670
----------------------------------------------------           ----------
     (Address of principal executive offices)                  (Zip Code)

                                 (562) 565-8267
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                           Yes  [X]             No
                           --------             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The approximate aggregate market value of the Common Stock held by non-affiliates of registrant (computed based on the average bid and asked prices of the Common Stock, as reported on the NASDAQ National Market System on August 25, 1997), is $146,829,230.

The number of shares of registrant's Common Stock outstanding at August 25, 1997, is 13,203,401.

                      Documents Incorporated By Reference:

Portions of registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report; and certain exhibits are incorporated by reference into Part IV of this report.

                                   VANS, INC.

                                    FORM 10-K
                     For the Fiscal Year Ended May 31, 1997

                                TABLE OF CONTENTS


                                                                            PAGE NO.
                                                                            --------
Part I

        Item  1. Business....................................................  3
        Item  2. Properties.................................................. 13
        Item  3. Legal Proceedings........................................... 13
        Item  4. Submission of Matters to a Vote of Security Holders......... 13

Part II

        Item  5. Market for Registrant's Common Equity and Related
                   Stockholder Matters....................................... 14
        Item  6. Selected Financial Data..................................... 14
        Item  7. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............. 14
        Item  8. Financial Statements and Supplementary Data................. 21
        Item  9. Changes in and Disagreements With Accountants
                   on Accounting and Financial Disclosure.................... 21

Part III

        Item 10. Directors and Executive Officers of the Registrant.......... 21
        Item 11. Executive Compensation...................................... 21
        Item 12. Security Ownership of Certain Beneficial
                   Owners and Management..................................... 21
        Item 13. Certain Relationships and Related Transactions.............. 21

Part IV

        Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K................................................ 21

ITEM 1. BUSINESS

GENERAL

        Vans, Inc. (the "Company") is a leading designer, manufacturer and distributor of high quality casual and active-casual footwear and apparel, performance footwear for enthusiasts sports such as skateboarding and BMX mountain biking, and snowboard boots and snowboarding outerwear. The Company was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes. The Company markets its products worldwide to a target customer base of 10 to 24 year old young men and women. The Company is incorporated in Delaware.

        To capitalize on the strength of the VANS brand with young men and women worldwide, the Company repositioned itself during fiscal 1996 from a domestic manufacturer to a marketing-driven company. In particular, the Company: (i) began sourcing new products from overseas; (ii) leveraged its brand equity with young people to create products centered around increasingly popular enthusiasts sports, such as the Company's snowboard boot line, and products that have a lifestyle orientation; (iii) designed a marketing strategy to promote the VANS brand and stay close to the product desires of its target customers; (iv) restructured its operations which culminated with the July 1995 closing of its underutilized Orange, California manufacturing facility (the "Orange Facility") and the consolidation of the production of its traditional vulcanized shoes at its smaller Vista, California manufacturing facility (the "Vista Facility"); and
(v) enhanced its management information and inventory control systems to better control costs and increase operational efficiencies.

MARKETING AND PROMOTION

        The Company markets the VANS brand through the sponsorship of alternative sport and entertainment events, print and television advertising and alternative sport athletic endorsements. In addition, point-of-purchase merchandising used by the Company's customers, as well as the design of the Company's retail stores and factory outlets, further promote the VANS brand.

        ALTERNATIVE SPORTS AND ENTERTAINMENT EVENT SPONSORSHIPS

        The Company's marketing and promotion strategy includes the sponsorship of alternative sporting and entertainment events. Among the events and activities the Company has sponsored are the 1995 and 1996 World Championships of Skateboarding (with The Hard Rock Cafe), the 1996 Vans World Championship of Snowboarding and contests such as the Battle of the Bay and Slam City Pro, the Brooklyn Bridge Skate Ramp, the Wild Women's Snowboarding Camp, the National Bike League and the American Bike League. Recently, the Company purchased the assets associated with the Triple Crown of Surfing, which encompasses three of the premier events in professional surfing, the Hawaiian Pro Surfing Championship, the World Cup of Surfing, and the Pipemasters Surfing Classic. The Company also sponsors snow, skate and surf videos and "demo days" at ski and snowboard resorts around the country.

        The Company is the exclusive title sponsor, and a part-owner, of the "VANS Warped Tour." This event visits top young adult markets throughout the world. The 1996 Tour visited 34 markets and was seen by an estimated 200,000 people. The 1997 Tour will visit 29 U.S. and Canadian markets, and eight cities in Europe and Australia, and will appear before approximately 400,000 people. The Tour is an affordable daytime lifestyle, music and sports festival for teenagers and young adults, with skateboarding, biking and climbing events, retailer booths, video games, prize giveaways and performances by emerging alternative bands. It also features an amateur skateboarding competition in selected locations, with the winners being invited to participate at the World Championships of Skateboarding. The Tour is promoted through local radio, print, poster and flyer distribution, supplemented by national promotion via television, print and the Internet. The Company, along with Epitaph Records, has compiled a CD featuring certain bands performing on the 1997 Tour, to be used as a gift with a VANS product purchase. The Tour and the CD promotion are designed to coincide with the "Back to School" season.

        The Company also recently signed a letter of intent to purchase a minority interest in Board Wild LLC ("BW"), producer of the syndicated "Board Wild" television series, a program which features board sports, such as snowboarding, surfing and skateboarding, and the athletes who participate in them. Under the proposed Agreement, the Company will become a permanent sponsor of the series and will receive preferred advertising placement and rates on series episodes. The series will also give added exposure to the Company's athletes and events.

        ATHLETIC ENDORSEMENTS

        The Company sponsors over 200 of the world's top male and female athletes in numerous sports including skateboarding, snowboarding, surfing, wakeboarding, and BMX mountain biking. The Company's sponsored athletes aid in the design of the Company's products, make promotional appearances, wear the Company's products exclusively and increase overall consumer awareness of the VANS brand. The Company supports its sports marketing with print and television advertising featuring its sponsored athletes.

        PRINT AND TELEVISION ADVERTISEMENTS

        The VANS alternative sports image is enhanced by print and advertising campaigns which depict youthful, contemporary lifestyles and attitudes and are carried on networks such as MTV, Fox Sports Net and espn2, and in magazines such as TransWorld SKATEboarding, Thrasher and TransWorld SNOWboarding. The Company promotes its lifestyle image through advertisements in a number of magazines that appeal to its target customer group, including Rolling Stone, BMX Plus, BAM, Spin, Vibe, Option, Bikini, and Details. In addition, the Company selectively advertises in widely circulated fashion and lifestyle magazines, such as Seventeen and YM. The Company develops much of its advertising in-house, which the Company believes allows it to respond more quickly and with a greater degree of creative and cost control.

        WORLD WIDE WEB SITE

        Since September 1995, the Company has marketed its products and image through its interactive home page on the World Wide Web to customers who directly access the Internet. The Website includes a product catalog, photos, interviews, sound and video clips of bands who wear VANS products, profiles and interviews with members of the Company's sports teams, information on Company-sponsored events, celebrities who wear VANS products and the Company's history.

        Seeking to further exploit the opportunities presented by the World Wide Web, the Company recently acquired a minority interest in The Zone Network, a Seattle-based company ("Zone") which publishes "The Mountain Zone," a Website focusing on mountain-related events, including snowboarding and mountain biking. As part of this transaction, Zone will assist the Company in re-designing its Web page and will provide the Company with the opportunity to market the VANS brand and VANS products on The Mountain Zone.

PRODUCT DESIGN AND DEVELOPMENT

        The Company's product design and development efforts are centered around leading edge trends in the worldwide youth culture, including such areas as enthusiast sports, alternative music, television, clothing and movies. The Company's products are then designed and refined based on consumer and retailer feedback through multiple product reviews. The Company's designers work to monitor subtle changes in the sports, music, media and fashions which appeal to the Company's core customers.

        The Company traditionally designs and merchandises three lines of footwear products per year for the annual Spring, "Back to School" and Holiday seasons. The Company also intends to introduce two lines of clothing per year.

PRODUCTS

        The Company produces a wide variety of casual, active-casual and performance footwear products and snowboard boots, all of which are designed to appeal to alternative sport enthusiasts seeking performance footwear and mainstream consumers seeking footwear that represents youth, individuality and independence. The average retail prices for the Company's footwear products range from $30 to $80 for casual and performance footwear, and from $130 to $280 for snowboard boots. The Company has also introduced its first clothing and accessories lines offering knit shirts, T-shirts, hats, shorts and snowboard outerwear, bags and backpacks.

        The Company's footwear line is segmented into the following categories:

        High Performance Series(TM). This line includes the most technical skateboarding shoes that are only sold in independent skate shops.

        Performance Unlimited Series(TM). This line includes technical, performance-oriented skateboarding and biking shoes that are mainly sold in athletic footwear and fashion/lifestyle stores.

        Skate Prelim Series(TM). This line includes skate-influenced, non-technical casual canvas and leather shoes that are mainly sold to mass merchandisers.

        Classics. This line includes traditional vulcanized canvas and suede shoes that are sold through all retail levels.

        MEN'S FOOTWEAR

        High Performance Series(TM) , Performance Unlimited Series(TM) and Signature Skate Shoes. Throughout its 30-year history, the VANS brand has long been associated with skateboarding. The Company offers a variety of High Performance and Performance Unlimited skate shoes that are designed and developed for skateboarding, and that have specific features for the sport, such as grippy gum rubber outsoles, double or triple layers of suede or leather in the ollie area for extra durability, double or triple stitching for durability, and extra padded tongues and collars for comfort and support. In addition, High

Performance skate shoes have additional features for the most demanding riders, such as an internal elastic tongue holder, extra durable laces, and rubber toe guards. For the first time, the Company is also introducing technology in its skate shoes, as part of the High Performance Series(TM). The Company's new Impulse Technology(TM) helps to prevent heel bruising (one of the main injuries in skateboarding), and lengthens the life of heel cushioning. The Company also offers Signature Skate Shoes, and works with the world's top skaters, such as Steve Caballero, Salman Agah, Tom Boyle, Omar Hassan, Simon Woodstock and Willy Santos to develop performance footwear. The Company believes the identification of its shoes with top skaters helps to increase sales of its performance footwear. Some of the Company's High Performance Series(TM) shoes are Ehkks(TM), D.B.D.S.(TM) and A-Tack(TM). Performance Unlimited Series(TM) shoes include the Fairlane II(TM), Kace(TM) and KNU Skool(TM), and the Signature Skate Series(TM) shoes include the Omar Hassan, Cab 4(TM), Tom Boyle and Simon Woodstock.

        Skate Prelim Series(TM) and Classics. The Company's Skate Prelim Series includes a wide variety of casual suede, leather and canvas shoes with skate influence. The Classics include traditional vulcanized surf and skate oriented footwear, as well as basic canvas styles. Some of the Company's Skate Prelim Series(TM) shoes are the Wally(TM), POP(TM), Jaxx(TM) and L.T.D.(TM). The Classics include the Classic Slip-On, Authentic(TM), Old Skool(TM) and SK8-Hi(TM).

        WOMEN'S FOOTWEAR

        The Company's footwear products for women include skate-influenced casual shoes, as well as basic, classic deck shoes. Many of the products incorporate fundamental features of the Company's skate shoes with fashion-conscious detailing, colors and fabrics, such as suede, leather, nylon and canvas. The line includes vulcanized shoes, as well as cemented cup-soled shoes, and sandals. Some of the Company's women's shoes include the Cara-BethTM, Phuture(TM), Lampin(TM), Vans Sport(TM) and Old Skool(TM).

        CHILDREN'S FOOTWEAR

        The Company offers a variety of boys' and youth's casual footwear that follow the direction of the men's Skate Prelim Series(TM), that is, shoes which are skate-influenced without technical features, as well as Classics. These shoes include the Wally(TM), POP(TM), Jaxx(TM) and Old Skool(TM).

        SNOWBOARD BOOTS

        For the 1997/1998 season, the Company has expanded its snowboard boot line to include its first-ever signature boot series featuring athletes such as Shaun Palmer, Jaime Lynn and Circe Wallace. As with the Company's signature footwear series, these athletes actually participate in the design of the boots. Also featured in this season's line are: (i) five styles which are compatible with the Switch AutolockTM system, an innovative and convenient step-in boot binding system; and (ii) five traditional styles, each with various technical improvements and featuring the Company's Old Skool side stripe.

        CLOTHING

        In fiscal 1997, the Company terminated its clothing license agreement with Oneita Industries and formed an in-house clothing division. At the end of fiscal 1997, the Company introduced its first clothing lines, featuring activewear items, such as T-shirts, polo shirts, fleece and jackets, as well as technical snowboarding outerwear items, including nylon jackets and pants, and a variety of sweaters and polar fleece. For Spring 1998, the Company will expand its activewear items to include a focused range of T-shirts, knit-shirts, shorts, board shorts, and hats, as well as a bag line.

SALES AND DISTRIBUTION

        The Company has two primary distribution channels for its products: (i) wholesale sales, which consist of national sales through national and regional retailers, as well as independent specialty stores, including skate and surf shops, and international sales through a wholly-owned foreign subsidiary which contracts with distributors; and (ii) sales through Company-operated retail and factory outlet stores.

        NATIONAL SALES

        The Company sells its products through approximately 2,500 active accounts, including Journeys, Pacific Sunwear, Mervyn's, The Sports Authority, Foot Action, Kinney Shoe Corporation (which includes Foot Locker, Kids Foot Locker, Kinney Shoe Stores, Lady Foot Locker and Champs Sporting Goods), Kohls and Nordstrom. The Company also sells its products through independent retailers such as skateboard and surf shops to maintain its authenticity and to stay close to its core customers.

        The Company strives to maintain the integrity of the VANS image by controlling the distribution channels for its products based on criteria which include the retailer's image and ability to effectively promote the Company's products. The Company works with its retailers to display, stock and sell a greater volume of the Company's products. The Company sells products to its national accounts primarily through independent sales representatives. Several of the Company's larger accounts are managed by Company sales executives. The Company typically engages its independent sales representatives pursuant to agreements with terms ranging from one to three years in length. Compensation of independent sales representatives is generally limited to commissions on sales.

        INTERNATIONAL SALES

        The Company licenses the right to sell VANS products internationally to its Hong Kong subsidiary, Vans Far East Limited ("VFEL"), which in turn sells VANS products to distributors for resale in 77 foreign countries. International distributors of VANS products receive a discount on the wholesale price of footwear products and are granted the right to resell such products in defined territories, usually a country or group of countries. Distribution agreements generally are exclusive, restrict the distributor's ability to sell competing products, have a term of one to three years, provide a minimum sales threshold which increases annually, and generally require the distributor to spend up to 5% of its revenues on marketing. VFEL receives payment from all its distributors in United States dollars.

        In fiscal 1997, the Company undertook a strategy to capture increased international sales and profit by commencing direct operations in selected countries. In connection with that strategy, the Company acquired 51% of the common shares of Global Accessories Limited, its distributor for the United Kingdom ("Global") in November 1996. The Company will acquire the remaining 49% of the common shares of Global over a five-year period commencing approximately in November 1997. The Company also recently formed jointly-owned subsidiaries with a third party to sell the Company's products in Mexico, Brazil and Argentina. Under this arrangement, the Company will provide product and its footwear marketing expertise to the ventures, and the third party will provide financial, advertising and operational support. See "--Certain Considerations - International Business Operations; Foreign Currency Fluctuations."

        Financial information about the Company's export sales is included in
Note 13 to the Company's Financial Statements.

        RETAIL SALES

        The Company currently operates 84 retail stores. The Company's retail stores are divided into three store groups, including conventional mall and freestanding stores, factory outlet stores and clearance stores. The Company's retail stores carry a wide variety of the Company's footwear products, along with apparel and accessory items, most of which bear the VANS brand name and logo. The stores are an integral part of the Company's strategy for building the VANS brand, providing wide exposure to all of the Company's products and enabling the Company to stay close to the needs of its customers. During fiscal 1997, the Company continued its strategy of expanding its retail stores beyond Southern California, opening stores in Williamsburg, Virginia, Las Vegas, Nevada, Myrtle Beach, South Carolina, and Park City, Utah. Subsequent to the fiscal year-end, the Company opened stores in Bellport, New York, Riverhead, New York, and Kansas City, Kansas. It is anticipated that, within the next 12 months, the Company will open its first international stores in Guam and Puerto Rico.

        The standard Company retail store is approximately 1,400 to 2,700 square feet. A typical Company store is open seven days a week, for an average of eleven hours per day, and has two or three employees in the store during business hours. The Company sells factory seconds and discontinued shoes at discounted prices through 32 factory outlets and clearance stores. The Company opened five factory outlets during the fiscal 1997. The Company continually works to upgrade the design and layout of its retail stores as part of its overall marketing plan and remodels older stores as it resources permit to further promote the VANS brand image. The Company also, as a matter of course, seeks to identify underperforming stores for possible closure. The Company intends to open new factory outlet stores in the leading outlet centers throughout the country.

DISTRIBUTION FACILITIES

        During fiscal 1997, the Company subleased its City of Industry distribution facility (the "City of Industry Facility"). Domestic distribution of products is now centralized in the Company's 180,000 square foot facility located in Santa Fe Springs, California (the "Santa Fe Springs Facility"). See
Item 2. "Properties - Corporate Headquarters and Distribution Facility and - Sublease of City of Industry Facility." Upon receipt from overseas manufacturers, the Company's products are inspected, sorted, packaged and shipped to retail accounts in the United States and abroad. While foreign-sourced footwear for domestic accounts is generally shipped to the Santa Fe Springs Facility, such footwear for international sales is typically shipped directly from the overseas manufacturers to VFEL's international distributors.

SOURCING AND MANUFACTURING

        The Company purchases footwear and snowboard boots from VFEL, which sources such product from independent manufacturers in South Korea and China. During fiscal 1997, approximately 85% of the Company's shoes and 100% of the Company's snowboard boots were manufactured offshore by third party manufacturers. VFEL utilizes sourcing agents for its footwear and snowboard boots in South Korea. These agents assist the Company in selecting and overseeing third party contractors, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The Company's and VFEL's production staff and independent sourcing agents together oversee all aspects of manufacturing and production. As is common in the industry, there are no agreements between VFEL and any of its contractors or suppliers, however, the Company is advised that VFEL believes that its relationships with its contractors and suppliers are good.

        Approximately 75% of the Company's clothing is sourced off-shore in countries such as China, Korea, Israel and India. The Company's clothing division works directly with the foreign factories to source and develop all fabrics, trims and styles for the line.

        The Company manufactures vulcanized footwear at the 90,400 square foot Vista Facility. The Vista Facility allows the Company to produce a broader line of its vulcanized footwear products for its retail stores as well as its domestic and international accounts. The Vista Facility was established in 1992 to apply integrated cellular manufacturing techniques to the traditional method of shoemaking. During the second half of fiscal 1997, in response to increased demand for domestically-produced shoes, the Company increased production at the Vista Facility by nearly 50%, and increased the number of personnel at the Facility from approximately 400 to more than 600. The Company currently operates two shifts a day at the Vista Facility. Manufacturing generally operates on a five-day week, although Saturday shifts are common during periods of peak production, primarily in the Spring and "Back To School" seasons.

        The Company's quality control program is designed to ensure that all goods bearing its trademarks meet the Company's standards. With respect to products manufactured by independent contractors, the Company ensures that VFEL develops and inspects prototypes of each product prior to manufacture by such contractors, establishes fittings based on the prototype, inspects samples and, through its employees or sourcing agents, inspects materials prior to production. VFEL or its sourcing agents inspect the final product prior to shipment to the Santa Fe Springs Facility. With respect to licensed products, the Company oversees the quality control programs of its licensees and regularly inspects samples of their products.

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

        Currently, the Company has license agreements with five third party licensees. The licensees have the exclusive right to manufacture and sell certain products under the Company's trademarks in specified territories. The licenses provide for a royalty payment to the Company and typically establish minimum annual royalty amounts. In the U.S., the Company licenses its trademarks for socks. In Japan, the Company's license agreements cover footwear, caps, sports bags, snowboards, apparel, watches and sunglasses. In Germany, the license agreement covers a variety of bags and, in Italy, the Company's license agreement covers apparel. The Company is generally permitted to sell its licensed products through its retail stores and its distributors. The Company's licenses have varying expiration dates.

COMPETITION

        Footwear Industry. The athletic and casual footwear industry is highly competitive. The Company competes on the basis of the quality and technical aspects of its products, the 30-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the sports sponsored by the Company. Many of the Company's competitors, such as Nike, Inc., Reebok International Ltd., Adidas AG and Fila Holding SpA, have significantly greater financial resources than the Company, have more comprehensive lines of product offerings, compete with the Company in the Far East for manufacturing sources and spend substantially more on product advertising than the Company. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, the Company faces significant competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have significant brand recognition. In addition, in the casual footwear market, the Company competes with a number of companies, such as Airwalk, Converse Inc. and Stride Rite Corporation (Keds), many of which may have significantly greater financial and other resources than the Company. The Company also competes with smaller companies, such as D.C., Duffs and Etnies, which specialize in marketing to the Company's core skateboarding customers. The Company competes on the basis of the quality and technical aspects of its products, the 30-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the sports sponsored by the Company.

        Snowboard Boot Industry. Although the Company has experienced substantial growth in sales of its line of snowboard boots, and is now one of the three industry leaders, it faces significant competition, most notably from Airwalk and Burton Snowboards, Inc., the other two industry leaders. The Company also anticipates that several large, well-known companies, such as Nike, Inc. and Fila SpA will enter the snowboard boot industry in the future. These companies are much larger and have greater financial resources than the Company, and have significant brand recognition.

        Snowboarding is a relatively new sport and there can be no assurance that it will continue to grow at the rate experienced in recent years, or that its popularity will not decline. Moreover, the market for snowboarding is characterized by image-conscious consumers. The failure by the Company to accurately predict and target future trends or to maintain its progressive image could have a material adverse effect on its snowboard boots sales. The Company believes that its future success in the snowboard boot market will depend, in part, on its ability to continue to introduce innovative, well-received products, and there can be no assurance that it will do so.

        Apparel Industry. The Company is a new entrant in the apparel business. The apparel industry is highly competitive and fragmented, and many of the Company's competitors have significantly greater financial resources than the Company and spend substantially more on product advertising than the Company. Additionally, the apparel industry is particularly dependent on changes in fashion, which will require the Company to devote substantial resources to responding to changes in consumer preferences in a timely manner.

BACKLOG

        As of August 28, 1997, the Company's backlog of orders for delivery in the second quarter of fiscal 1998 was approximately $19.7 million, as compared to approximately $16.1 million as of August 28, 1996. The Company's backlog amounts exclude orders from the Company's retail stores. The Company has, in the last 18 months, expanded its futures program which offers the Company's national accounts a discount for placing orders early. In addition, increased international sales have contributed to backlog as such sales typically have longer lead times. The Company's backlog also depends upon a number of other factors, including the timing of trade shows, during which a significant percentage of the Company's orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. As a result of these and other factors, period-to-period comparisons of backlog may not necessarily be meaningful.

        In addition, the Company has historically shipped less than all orders in its backlog and a large portion of its products late in the quarter. As a result, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

        The Company holds trademarks, copyrights and patents on its products, brand names and designs which the Company believes are material to its business. The Company has made federal, state and international filings with respect to its material intellectual property, and intends to keep these filings current. The Company believes that its rubber "Off the Wall(R)" sole design, the VANS trademark, the logo incorporating the VANS trademark, and the striped designs known as the "Old Skool(TM)" and "Fairlane(TM)" designs, are significant to its business as they have been in use for many years and have gained acceptance among consumers and in the footwear industry. The Company is aware of potentially conflicting trademark claims in the United States, as well as certain countries in Europe, South America and the Far East, and is currently engaged in, or contemplating trademark opposition or other legal proceedings, with respect to these claims. There can be no assurance that the Company will be able to use all of its trademarks in any of the jurisdictions where conflicts exist. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement both in the United States and internationally, including through the use of cease and desist letters, administrative proceedings and lawsuits.

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

EMPLOYEES

        As of August 25, 1997, the Company had 1,269 employees. Of the Company's 1,269 employees, 999 are full-time employees and 270 are part-time employees (most of whom work at the Company's retail stores). The Company considers its employee relations to be satisfactory. The Company has never suffered a material interruption of business caused by labor disputes.

CERTAIN CONSIDERATIONS

        Information contained or incorporated by reference in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates." Set forth below are cautionary statements identifying important factors, risks and uncertainties that could cause the Company's actual results to differ materially from those contained in forward-looking statements of the Company and its management.

BRAND STRENGTH; CHANGES IN FASHION TRENDS

        The Company's success is largely dependent on the continued strength of the VANS brand and on its ability to anticipate the rapidly changing fashion tastes of its customers and to provide merchandise that appeals to their preferences in a timely manner. There can be no assurance that consumers will continue to prefer the VANS brand or that the Company will respond in a timely manner to changes in consumer preferences or that the Company will successfully introduce new models and styles of footwear and apparel. Achieving market acceptance for new products may also require substantial marketing and product development efforts and the expenditure of significant funds to create consumer demand. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance can be determined. As a result, the Company's failure to anticipate, identify or react appropriately to changes in styles and features could lead to, among other things, excess inventories and higher markdowns, lower gross margins due to the necessity of providing discounts to retailers, as well as the inability to sell such products through Company-owned retail and factory outlet stores. Conversely, failure by the Company to anticipate consumer demand could result in inventory shortages, which can adversely affect the timing of shipments to customers, negatively impacting retailer and distributor relationships and diminishing brand loyalty. The failure to introduce new products that gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations, and could adversely affect the image of the VANS brand name.

        In response to consumer demand, the Company also uses certain specialized fabrics in its footwear and apparel. The failure of footwear or apparel using such fabrics to perform to customer satisfaction could result in a higher rate of customer returns and could adversely affect the image of the VANS brand name, which could have a material adverse effect on the Company's business and results of operations.

        The Company also has recently significantly increased the technical aspects of certain of its footwear and snowboard boots. The failure of such technical features to satisfy customers, or the failure of the Company to develop new and innovative technical features in a timely fashion, could adversely affect the VANS brand and could have a material adverse effect on the Company's business and results of operations.

COMPETITION

        Footwear Industry. The athletic and casual footwear industry is highly competitive. The Company competes on the basis of the quality and technical aspects of its products, the 30-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the sports sponsored by the Company. Many of the Company's competitors, such as Nike, Inc., Reebok International Ltd., Adidas AG and Fila Holding SpA, have significantly greater financial resources than the Company, have more comprehensive lines of product offerings, compete with the Company in the Far East for manufacturing sources and spend substantially more on product advertising than the Company. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, the Company faces significant competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have brand recognition. In addition, in the casual footwear market, the Company competes with a number of companies, such as Airwalk, Converse Inc. and Stride Rite Corporation (Keds), many of which may have significantly greater financial and other resources than the Company. The Company also competes with smaller companies, such as D.C., Duffs and Etnies, which specialize in marketing to the Company's core skateboarding customers.

        Snowboard Boot Industry. Although the Company has experienced substantial growth in sales of its line of snowboard boots, and is now one of the three industry leaders, it faces significant competition, most notably from Airwalk and Burton Snowboards, Inc., the other two industry leaders. The Company also anticipates that several large, well-known companies, such as Nike, Inc. and Fila SpA will enter the snowboard boot industry in the future. These companies are much larger and have greater financial resources than the Company, and have significant brand recognition.

        Snowboarding is a relatively new sport and there can be no assurance that it will continue to grow at the rate experienced in recent years, or that its popularity will not decline. Moreover, the market for snowboarding is characterized by image-conscious consumers. The failure by the Company to accurately predict and target future trends or to maintain its progressive image could have a material adverse effect on its snowboard boots sales. The Company believes that its future success in the snowboard boot market will depend, in part, on its ability to continue to introduce innovative, well-received products, and there can be no assurance that it will do so.

        Apparel Industry. The Company is a new entrant in the apparel business. The apparel industry is highly competitive and fragmented, and many of the Company's competitors have significantly greater financial resources than the Company and spend substantially more on product advertising than the Company. Additionally, the apparel industry is particularly dependent on changes in fashion, which will require the Company to devote substantial resources to responding to changes in consumer preferences in a timely manner. See "--Changes in Fashion Trends."

        DEPENDENCE ON FOREIGN MANUFACTURERS

        Approximately 85% of the Company's shoes and 100% of the Company's snowboard boots sold during fiscal 1997 were manufactured by independent suppliers located in South Korea. The Company has increased its reliance on offshore manufacturers by commencing sourcing of footwear and apparel in the Peoples Republic of China, India and Israel and anticipates that it will begin sourcing some footwear in Mexico in the near future and some apparel from other Far East countries, such as Thailand and Taiwan. The Company sources its foreign-produced products through VFEL. VFEL does not have contracts with its foreign manufacturers. There can be no assurance that VFEL will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to meet production deadlines or increase in manufacturing costs. In addition, if VFEL's relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that VFEL would be able to obtain alternative manufacturing sources on terms satisfactory to it. Should a change in its suppliers become necessary, VFEL would likely experience increased costs, as well as substantial disruption and resulting loss of sales. In addition, VFEL utilizes international sourcing agents who assist it in selecting and overseeing third party manufacturers, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The loss or reduction in the level of services from such agents could significantly affect the ability of VFEL to efficiently source products from overseas, which could have a material adverse effect on VFEL's and the Company's business, financial condition and results of operations.

        Foreign manufacturing is subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas) and restrictions on the transfer of funds, environmental regulation and other changes in governmental policies. There can be no assurance that such factors will not materially adversely affect VFEL's and the Company's business, financial conditions and result of operations.

        All VANS products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. Customs information submitted by the Company is subject to review by the Customs Service. The Company is unable to predict whether additional United States Customs duties, quotas or restrictions may be imposed on the importation of its products in the future. The enactment of any such duties, quotas or restrictions could result in increases in the cost of such products generally and might adversely affect the sales or profitability of the Company.

        MANAGEMENT OF GROWTH

        The Company intends to pursue its growth strategy through expanded marketing and promotion efforts, more frequent introductions of products, broader lines of casual and performance footwear and snowboard boots, as well as apparel and other accessories, and increased international market penetration. To the extent the Company is successful in increasing sales of its products, a significant strain may be placed on its financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations and will require the Company to attract, train, manage and retain management, sales, marketing and other key personnel. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its operational and financial control systems and infrastructure and management information systems. There can be no assurance that the Company will be successful in such efforts, and the inability of the Company's management to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

        SEASONALITY AND QUARTERLY FLUCTUATION

        The footwear industry is characterized by significant seasonality of net sales and results of operations. In the past two fiscal years, the Company's business has been moderately seasonal, with the largest percentage of sales realized in the first fiscal quarter (June through August), the "Back to School" months. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots have historically been strongest in the first and second fiscal quarters. As the Company increases its international sales through VFEL and experiences changes in its product mix, it expects that its quarterly results will vary from historical trends. Therefore, the results of operations of any quarter may not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition to seasonal fluctuations, the Company's operating results fluctuate on a quarter-to-quarter basis as a result of holidays, weather and the timing of large shipments. The Company's gross margins also fluctuate according to product mix, cost of materials and the mix between wholesale and retail channels. Given these factors, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts. Historically, the Company has shipped a large portion of its products late in the quarter. Consequently, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on the Company's business, financial condition and results of operations.

        TRADE CREDIT RISK

        The Company's results of operations are affected by the timely payment for products by its customers. Although the Company's bad debt expense has not been material to date, no assurance can be given that it will not increase relative to net sales in the future or that the Company's current reserves for bad debt will be adequate. Any significant increase in the Company's bad debt expense relative to net sales could adversely impact the Company's net income and cash flow, and could adversely affect the Company's ability to pay its obligations as they become due.

        ECONOMIC CYCLICALITY

        Certain economic conditions affect the level of consumer spending on the products offered by the Company, including, among other things, general business conditions, interest rates, taxation and consumer confidence in future economic conditions. The Company and the footwear and apparel industry in general are highly dependent on the economic environment and discretionary levels of consumer spending that affect not only the consumer, but also distributors and retailers of the Company's products. As a result, the Company's results of operations may be materially adversely affected by downward trends in the economy of the occurrence of events that adversely affect the economy in general. In addition, a significant portion of the Company's revenues come from sales in California, including sales through the Company's retail stores. A decline in the economic conditions in California could materially adversely affect the Company's business, financial condition and results of operations.

        INTERNATIONAL BUSINESS OPERATIONS; RISK OF FOREIGN CURRENCY FLUCTUATIONS

        The Company has recently begun to do business directly in the United Kingdom, through a subsidiary, and in Mexico, Brazil and Argentina through subsidiaries co-owned with a third party. See "--Sales and Distribution - International Sales." The Company may experience certain risks of doing business directly in these countries including, but not limited to, managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. Additionally, these entities may, from time to time, collect payments in the customers' local currencies and purchase raw materials or product in currencies other than U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

        NATURE OF ENDORSEMENT CONTRACTS

        A key element of the Company's marketing strategy has been to obtain endorsements from prominent enthusiasts sports athletes. See "--Marketing and Promotional Athletic Endorsements." These contracts typically have fixed terms, and there can be no assurance that they will be renewed or that endorsers signed by the Company will continue to be effective promoters of the Company's products. If the Company were unable in the future to secure suitable athletes to endorse its products on terms it deemed reasonable, it would be required to modify its marketing plans and could have to rely more heavily on other forms of advertising and promotion, which might not be as effective.

        PRODUCT LIABILITY

        The Company's snowboard boots are often used in relatively high-risk recreational settings. Consequently, the Company is exposed to the risk of product liability claims in the event that a user of such boots is injured in connection with such use. In many cases, users of the Company's boots may engage in imprudent or even reckless behavior while using such products, thereby increasing the risk of injury. The Company maintains general liability insurance (which includes product liability coverage) and excess liability insurance coverage in an amount the Company believes to be sufficient. However, there can be no assurance that such coverage will be sufficient, will continue to be available on acceptable terms, will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's financial condition and results of operations.

        RELIANCE ON THIRD PARTY TECHNOLOGY

        The Company currently licenses certain proprietary technology and the right to produce snowboard boots for a step-in-boot binding system from Switch Manufacturing ("Switch"). Such license expires on December 31, 1997 and is non-exclusive, except that Switch may not enter into license agreements with the two snowboard boot market leaders measured by sales in 1994. The loss of the Switch license, failure by Switch to renew such license or the termination of the Company's limited exclusivity could adversely impact the Company's competitive position in the snowboard boot market. In addition, failure by Switch to receive a patent on its binding system, or patent litigation regarding such system, could significantly reduce the value to the Company of its relationship with Switch. In that regard, the Company has been advised that Switch has been sued for patent infringement by Mark Raines, Gregory Deeney and Preston Binding Company ("Preston"), a division of Ride, Inc. ("Ride"). The suit alleges that the Switch binding system infringes the patent of a binding system developed by Messrs. Raines and Deeney which was subsequently assigned to Preston. Switch has responded to the suit by filing an answer denying such allegations and a complaint against Preston and Ride seeking a declaratory judgment of patent non-infringement and damages for alleged bad faith allegations of patent infringement. The parties are currently conducting discovery in this matter.

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

        VOLATILITY OF STOCK PRICE

        The market price of the Common Stock has fluctuated substantially since the Company's initial public offering in August 1991. There can be no assurance that the market price of the Common Stock will not continue to fluctuate significantly. Future announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by the Company or its competitors, weather patterns that may be perceived to affect the demand for the Company's products, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of the Common Stock.

        ACQUISITION-RELATED RISKS

        From time to time, the Company evaluates and considers the acquisition of businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangibles assets, all of which could materially adversely affect the Company's business, financial condition, results of operations or stock price.
                                       12

ITEM 2. PROPERTIES

        Corporate Headquarters. The Company leases approximately 180,000 square feet of space in Santa Fe Springs, California which houses the Company's corporate headquarters and distribution operations. The initial term of the lease is 10 years and the Company has one option to extend the lease an additional 10 years. The rental structure under the lease is triple net, and the current monthly rent is $66,600. Such rent is subject to adjustment according to the C.P.I. Index throughout the term of the lease.

        Vista, California Manufacturing Facility. The Company leases the 90,400 square foot Vista Facility. The term of the lease is eleven years and six months, with two consecutive five-year extension options. The rental structure under the lease is triple net. The current monthly base rent under the lease is $39,107 and is subject to adjustment according to the C.P.I. Index throughout the term of the lease.

        Retail Stores. Of the Company's 84 retail stores, two are owned by the Company and the remainder are leased. Two of the leases are with the Company's founders, who are no longer affiliated with the Company. The Company does not have any franchised stores.

        Lease of the Orange Facility. The Company leases the Orange Facility to two companies, one of whom currently pays the Company rent of $24,000 per month pursuant to a gross lease, and one of whom currently pays the Company rent of $19,000 per month pursuant to a triple net lease. Each of such leases has an initial term of five years, and each lessee has one option to extend the term of their lease an additional five years. The leases also provide for annual rent increases.

        Sublease of City of Industry Facility. During fiscal 1997, the Company subleased the City of Industry Facility to a distribution company. Under the sublease, such company pays the Company $40,500 per month. The Company remains primarily liable under the master lease. The term of the sublease expires upon the expiration of the master lease, February 27, 2000.

        The Company believes that its operating facilities and retail space are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a party to certain litigation which arises in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "VANS." The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq National Market.

                                                  HIGH            LOW
                                                 ------          ------
                                                      (IN DOLLARS)
          FISCAL  YEAR  ENDED  MAY 31, 1997:
          1st Quarter ...................        20 1/8          12
          2nd Quarter ...................        21 3/4          14 3/8
          3rd Quarter ...................        17 1/4          10 3/4
          4th Quarter ...................        13 7/8           9
          FISCAL YEAR ENDED MAY 31, 1996:
          1st Quarter ...................         7 3/8           4 1/4
          2nd Quarter ...................         8 3/8           5 5/8
          3rd Quarter ...................        13 3/4           6 7/8
          4th Quarter ...................        20 5/8          11 7/8

        On August 25, 1997, the last reported sales price on the Nasdaq National Market for the Company's Common Stock was $12.25 per share. As of August 25, 1997, there were 158 holders of record of the Common Stock.

        The Company has never declared or paid a cash dividend on its Common Stock. The Company presently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's secured line of credit prohibit the payment of such dividends without the consent of the bank.

ITEM 6. SELECTED FINANCIAL DATA

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              YEARS ENDED MAY 31,
                                          --------------------------------------------------------
                                            1997        1996        1995       1994          1993
                                          --------    --------    -------    -------       -------
STATEMENT OF OPERATIONS DATA:
  Net sales ..........................    $159,391    $117,407   $ 88,056       $80,476    $86,563
  Net earnings (loss) ................    $ 10,437    $  3,148   $(37,135)(1)   $ 1,361      2,709
  Net earnings (loss) per share before
      extraordinary item .............    $   0.76    $   0.40   $  (3.86)(1)   $  0.14    $  0.28
  Weighted average common shares
     and equivalents(2) ..............      13,805      10,406      9,611         9,731      9,645

BALANCE SHEET DATA:

  Total assets .......................    $105,824    $ 90,461    $73,066       $97,204    $96,252
  Long-term debt .....................    $    481    $    344    $22,416       $29,000    $29,000
  Stockholders' equity ...............    $ 88,282    $ 72,728    $20,264       $57,155    $55,518

------------

(1) Reflects: (i) a $20.0 million write-off of goodwill associated with the closure of the Orange Facility; (ii) $10.0 million of restructuring costs associated with such facility closure; and (iii) a $6.3 million write-down of inventory in the fourth quarter of fiscal 1995.

(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in per share computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, as well as those discussed under the caption "Certain Considerations."

OVERVIEW

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

        Prior to fiscal 1995, the Company manufactured all of its footwear at two domestic manufacturing facilities located in Southern California. As part of the Company's strategic redirection, in the first quarter of fiscal 1995 the Company began to source from South Korea its line of casual and performance footwear known as the International Collection. The success of the International Collection created a domestic manufacturing overcapacity problem for the Company which contributed to an overstock in domestic inventories. In the second quarter of fiscal 1995, the Company increased the inventory valuation allowance from $324,772 to approximately $600,000 in order to help mitigate the risks associated with increased inventory balances. In the third quarter of fiscal 1995, the Company took steps to adjust its U.S. production; however, customer demand for the International Collection continued to grow. In the fourth quarter of fiscal 1995, it first became apparent that domestic manufacturing workforce reductions would not be sufficient to address the increase in orders for the International Collection and the decrease in demand for domestically-produced footwear, and the Company determined that a plant closure would be required. Therefore, on May 30, 1995 the Board of Directors voted to close the Orange Facility and in July 1995, the Company closed the Orange Facility. Accordingly, the Company recognized restructuring costs of $30.0 million in the fourth quarter of fiscal 1995. Of that amount: (i) $20.0 million represented a write-off of the goodwill allocated to the manufacturing know-how associated with the Orange Facility (the "Orange Facility Goodwill"); and (ii) $10.0 million represented restructuring costs to close the Orange Facility. All remaining U.S. production of the Company was shifted to the Vista Facility.

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

        Based on this analysis, and a similar analysis of the other components of the Acquisition Goodwill (trademarks and dealer relationships), management determined that approximately 53% of the Acquisition Goodwill should have been allocated to the manufacturing know-how associated with the Orange Facility at the date of the Acquisition. The unamortized portion of the Orange Facility Goodwill at May 31, 1995 was $20.0 million, and was written-off in connection with the closure of the Orange Facility.

        On May 9, 1996, the Company established VFEL, and granted a worldwide license (excluding the United States) to VFEL to use the Company's trademarks in connection with the manufacture and distribution of footwear. VFEL, in turn, contracts with distributors for foreign countries.

        As reported in the Company's Form 10-Q for the first quarter of fiscal 1997, the Company has leased the Orange Facility to two companies. In the fourth quarter of fiscal 1997, the Company relocated its corporate headquarters to 180,000 square feet of space in Santa Fe Springs, California, which now also houses the Company's distribution center (the "Santa Fe Springs Facility"). See "--Liquidity and Capital Resources - Capital Expenditures."

        As reported in the Company's Form 8-K, dated November 20, 1996, the Company acquired 51% of the outstanding Common Shares ( the "Global Shares") of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction (the "Global Acquisition"). The Company will acquire the remaining 49% of the Global Shares over a five-year period commencing in approximately November 1997.

RESULTS OF OPERATIONS

FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996

    Net Sales

    Net sales for fiscal 1997 increased 35.8% to $159.4 million, compared to $117.4 million for fiscal 1996. The sales increase was primarily driven by continued increased unit sales in each of the Company's sales channels.

    Sales to the Company's wholesale accounts on a worldwide basis increased 39.0% to $122.4 million in fiscal 1997, compared to $88.1 million for fiscal 1996. Within the Company's wholesale business, sales to national accounts increased 26.6% during fiscal 1997 to $78.1 million, compared to $61.7 million for fiscal 1996. Increased sales to existing accounts was the primary reason for the increase, as evidenced by a 25.6% increase in sales to the Company's top ten national accounts. Sales to international distributors increased 68.0% to $44.3 million for fiscal 1997, compared to $26.3 million for fiscal 1996. Increased sales to Japan, France and UK were the principal reasons for the increase.

    Domestic and international sales of the Company's line of snowboard boots increased 69.0% to approximately $12.3 million, or 7.7% of net sales for fiscal 1997, from approximately $7.2 million, or 6.2% of net sales for fiscal 1996.

    Sales through the Company's 84-store retail chain (as of May 31, 1997) increased 26.0% to $37.0 million in fiscal 1997 from $29.4 million for fiscal 1996. Comparable store sales (sales at stores open one year or more) increased 17.1% from the prior fiscal year. Comparable store sales increased overall for each store type category with the exception of the Company's three clearance stores, which represent less than 5.0% of retail sales.

    Gross Profit

    Gross profit increased 35.4% to $62.7 million in fiscal 1997 from $46.3 million in fiscal 1996. As a percentage of net sales, gross profit was flat at 39.3% for fiscal 1997, versus 39.4% for fiscal year 1996. Fiscal 1997 margins were affected by: (i) a continued shift in sales mix toward the international sales channel which historically has had lower gross margins because international distributors absorb certain operating costs which otherwise would be absorbed by the Company; (ii) a continued shift in production mix to lower gross margin snowboard boots; and (iii) an approximately 50% ramp-up in production at the Vista Facility.

    Earnings from Operations

    Earnings from operations increased 65.3% to $13.8 million in fiscal 1997 from $8.3 million in fiscal 1996. Operating expenses in fiscal 1997 increased to $48.9 million from $38.0 million in fiscal 1996, primarily due to a $4.7 million increase in selling and distribution expense and a $4.9 million increase in marketing, advertising and promotion expense, each as discussed below. As a percentage of net sales, operating expenses declined from 32.3% in fiscal 1996 to 30.7% in fiscal 1997.

        Selling and distribution. Selling and distribution expenses increased 19.9% to $28.1 million in fiscal 1997 from $23.4 million in fiscal 1996, primarily due to: (i) increased personnel costs in the Company's retail division to appropriately manage sales growth; (ii) the addition of a new apparel division; (iii) increased building and equipment rents related to new retail store openings and new point-of-sale registers installed throughout the Company's retail chain; (iv) increased commissions to independent sales representatives due to increased sales to national accounts; (v) the cost of establishing VFEL and subsidiaries for Mexico, Argentina and Brazil; and (vi) costs related to the operations of Global.

        Marketing, advertising and promotion. In connection with the Company's efforts to build the VANS brand, marketing, advertising and promotion expenses increased 58.9% to $13.2 million in fiscal 1997 from $8.3 million in fiscal 1996, primarily due to: (i) increased television and print advertising; (ii) sponsorship of the Vans World Championships of Snowboarding, the Vans Warped Tour, and other promotional events; and (iii) an increase in the number of athletes representing the Company's products.

        General and administrative. General and administrative expenses increased 29.5% from $4.7 million in fiscal 1996 to $6.1 million in fiscal 1997, primarily due to: (i) the payment of bonuses under the fiscal 1997 bonus program and a full year of expense for two senior executives hired during fiscal 1996;
(ii) increased expenses associated with the prosecution of trademark and other intellectual property infringement claims by the Company; (iii) the first annual deposit required under the Company's deferred compensation plan; and (iv) payment of the full management fee due to McCown De Leeuw & Co., a significant stockholder of the Company ("MDC"), pursuant to a Management Services Agreement. One-half of such fee was waived by MDC for the second half of fiscal 1996.

        Provision for doubtful accounts. Provision for doubtful accounts decreased slightly from $762,000 in fiscal 1996 to $711,000 in fiscal 1997. This was primarily due to fewer accounts written off in fiscal 1997.

        Amortization of intangibles. Amortization of intangibles increased from $777,000 in fiscal 1996 to $836,000 in fiscal 1997 due to the increase in goodwill associated with the Global Acquisition.

    Interest Income

    Interest income increased from $79,000 in fiscal 1996 to $597,000 in fiscal 1997 primarily due to the investment of the net proceeds of the Company's May 1996 public offering of Common Stock (the "Offering").

    Interest and Debt Expense

    Interest and debt expense decreased from $3.4 million in fiscal 1996 to $438,000 in fiscal 1997 due to the repayment of the Company's 9.6% Senior Notes and a secured bank line of credit with a portion of the net proceeds of the Offering. See "-- Liquidity and Capital Resources."

    Other Income

    Other income, primarily income from the licensing of the Company's trademarks to its Japanese distributor, increased 44.0% to $2.8 million in fiscal 1997 from $1.9 million in fiscal 1996.

    Income Tax Expense (Benefit)

    Income tax expense increased to $6.0 million in fiscal 1997 from $2.8 million for fiscal 1996 as a result of the higher earnings discussed above. Income tax expense as a percentage of earnings before taxes decreased primarily due to tax benefits derived from the establishment of VFEL.

    Minority Interest

    A minority interest of $302,000 was recorded in fiscal 1997 related to the Global Acquisition and the formation of Vans Latinoamericana (Mexico) S.A. de C.V. ("Vans Latinoamericana").

FISCAL YEAR 1996 AS COMPARED TO FISCAL YEAR 1995

    Net Sales

    Net sales increased 33.3% to $117.4 million in fiscal 1996 from $88.1 million in fiscal 1995. The sales increase was primarily driven by the Company's product line expansion through the introduction of the International Collection and snowboard boots which represented new markets and product lines for the Company, as well as increased sales through each of the Company's three distribution channels.

    Domestic and international sales of the International Collection increased from approximately $18.6 million, or 21.1% of net sales, for fiscal 1995 to approximately $68.8 million, or 58.6% of net sales, for fiscal 1996, and sales of the Company's recently introduced line of snowboard boots increased from approximately $269,000 for fiscal 1995, or 0.3% of net sales, to $7.2 million, or 6.2% of net sales, for fiscal 1996.

    Sales to national accounts for fiscal 1996 increased 22.3% to $61.7 million, compared to $50.5 million for fiscal 1995. An increased volume of sales to existing accounts and increased average selling prices were primarily responsible for the increase. Despite this increase, sales to national accounts were relatively even in the second half of the year, compared to the same period of the previous year due to: (i) working capital constraints, which forced the Company to delay purchases of International Collection goods in the period (see "--Liquidity and Capital Resources"); (ii) the generally soft national retail environment that existed during the third fiscal quarter; and (iii) the existence of a relatively large amount of close-out sales in the third quarter of fiscal 1995, which resulted from the Company's inventory imbalance between domestic and foreign-produced footwear. See "--Overview."

    Sales to international distributors increased 103.5% to $26.3 million for fiscal 1996 from $12.9 million for fiscal 1995. Increased sales to Germany, France, Canada and the United Kingdom were the principal reasons for the increase.

    Sales through the Company's 82-store retail chain (as of May 31, 1996) increased 19.1% to $29.4 million for fiscal 1996, as compared to $24.6 million for fiscal 1995. Comparable store sales (sales at stores open one year or more) increased 10.2% from the prior fiscal year. Comparable store sales increased for each of the Company's three store types (conventional mall and freestanding stores, factory outlet stores and clearance stores).

    Gross Profit

    Gross profit increased 67.1% to $46.3 million in fiscal 1996 from $27.7 million in fiscal 1995. As a percentage of net sales, gross profit increased to 39.4% for fiscal 1996 from 31.5% for fiscal 1995. The increase in gross profit was primarily due to the unusually low margin in the fourth quarter of fiscal 1995 which resulted from the write-down of inventory. See "--Overview." Fiscal 1996 margins were adversely impacted by: (i) the operation of the Orange Facility for the first two months of fiscal 1996, as required by the Federal Worker Adjustment and Retraining Notification Act, after announcing the closure of such Facility (see "--Overview"); (ii) the ramp-up of production at the Vista Facility due to the transfer of production from the Orange Facility (see "--Overview"); (iii) a significant shift in the sales mix of the Company's distribution channels towards lower gross margin sales to international distributors who absorbed certain operating expenses which would otherwise be absorbed by the Company; (iv) a shift in product mix to lower gross margin snowboard boots; and (v) increased discounts offered to customers who booked orders either 120 days or 150 days in advance under the Company's new futures program. Decreases in gross margins were partially offset by the higher gross margins associated with sales of International Collection footwear throughout all of the Company's distribution channels.

    Earnings (Loss) from Operations

    Earnings from operations increased to $8.3 million in fiscal 1996 from a loss of $38.4 million in fiscal 1995. Operating expenses decreased to $38.0 million in fiscal 1996 from $66.1 million in fiscal 1995. Operating expenses for fiscal 1995 included $30.0 million of charges associated with the fiscal 1995 restructuring. See "--Overview."

        Selling and distribution. Selling and distribution expenses increased 21.1% to $23.4 million in fiscal 1996 from $19.4 million in fiscal 1995, primarily due to: (i) increased distribution expenses related to the operation of the Company's City of Industry distribution facility, which did not exist until March 1995; (ii) increased commissions to independent sales representatives due to increased sales to national accounts; and (iii) costs associated with increased personnel in the Company's design and sourcing groups.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 52.3% to $8.3 million in fiscal 1996 from $5.4 million in fiscal 1995 due to increased expenditures to support the Company's sales growth and the introduction of the Company's new snowboard boot line.

        General and administrative. General and administrative expenses decreased from $8.3 million in fiscal 1995 to $4.7 million in fiscal 1996 primarily due to the following: (i) $850,000 in separation payments which occurred in the fourth quarter of fiscal 1995; (ii) the departure of two senior executives in early fiscal 1996 who were not replaced; (iii) large decreases in consulting and legal expenses which were incurred in fiscal 1995 in connection with an attempt to unionize the Orange Facility; and (iv) the absence of significant executive search fees in fiscal 1996.

        Restructuring costs. No additional restructuring costs were recorded in fiscal 1996. See "--Overview."

        Provision for doubtful accounts. Provision for doubtful accounts decreased to $762,000 for fiscal 1996 from $1.4 million for fiscal 1995 primarily due to the recording of a provision in fiscal 1995 related to the settlement of the Company's account with its former distributor for Mexico.

        Amortization of intangibles. Amortization of intangibles decreased from $1.6 million for fiscal 1995 to $777,000 for fiscal 1996 due to the write-off of the Orange Facility Goodwill on May 31, 1995. See "--Overview."

    Interest Income

    Interest income was derived primarily from restricted cash used as collateral for the Company's $2.3 million surety bond maintained for the Company's self-insurance program for workers' compensation claims.

    Interest and Debt Expense

    Interest and debt expense increased to $3.4 million in fiscal 1996 from $2.9 million in fiscal 1995, due to higher levels of secured and unsecured debt. These increases were partially offset by the lower interest expense resulting from the repayment of $5.8 million of principal of the Company's 9.6% Senior Notes made on August 1, 1995. Such Notes were paid in full by the Company in May 1996. See "--Liquidity and Capital Resources--Cash Flows."

    Other Income

    Other income for fiscal 1996 was comprised primarily of royalty income and sublease income. Other income increased to $1.9 million in fiscal 1996 from $1.6 million in fiscal 1995, due to increases in royalty income.

    Income Tax Expense ( Benefit)

    Income tax expense increased to $2.8 million for fiscal 1996 from a benefit of $2.5 million for fiscal 1995, as a result of increased earnings.

    Extraordinary Item

    The extraordinary loss on early extinguishment of debt relates to a payment of a $1.5 million makewhole amount and the write-off of $241,000 in deferred financing costs in connection with the prepayment of the Company's 9.6% Senior Notes in May 1996. See "--Liquidity and Capital Resources -- Cash Flows." This
item is reported net of an income tax benefit of $677,000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows

    The Company finances its operations with a combination of cash flows from operations and borrowings. On May 24, 1996, the Company completed the Offering. The Company obtained net proceeds of $47.7 million from the Offering. Of such amount, $25.4 million was utilized to repay the Company's 9.6% Senior Notes due August 1, 1999 (including a $1.5 million makewhole amount resulting from the prepayment of such Notes), and $8.1 million was utilized to repay debt under a secured bank line of credit. See "-- Borrowings." The balance of the net proceeds was utilized for general corporate purposes.

    The Company experienced a cash inflow from operations of $7.0 million for fiscal 1997, compared to a cash outflow of $11.2 million for fiscal 1996. The cash provided from operations for fiscal 1997 resulted primarily from net earnings, the add-back for depreciation and amortization, and the increase in income taxes payable. Cash provided by operations was partially offset by increases in inventories and accounts receivables (discussed below) and a decrease in the restructuring costs accrual. Cash used in operations for fiscal 1996 was due to increases in accounts receivable and inventories combined with decreases in accounts payable, accrued workers compensation and the restructuring costs accrual.

    Inventories increased to $25.1 million at May 31, 1997, from $19.4 million at May 31, 1996, primarily due to: (i) an increased number of finished goods to support increased sales; (ii) increased apparel inventory to support sales from the Company's new apparel division; and (iii) consolidation of approximately $870,000 and $121,000 in inventories held by Global and Vans Latinoamericana, respectively.

    Net accounts receivable increased to $24.4 at May 31, 1997 from $20.8 million at May 31, 1996, primarily due to the increase in net sales the Company experienced during the fourth quarter of fiscal 1997 and the timing of such sales, and the consolidation of $959,000 and $150,000 in net accounts receivable from Global and Vans Latinoamericana, respectively.

    The Company incurred a net cash outflow from investing activities of $5.6 million for fiscal 1997, compared to a net cash outflow of $1.8 million for fiscal 1996. These outflows represented capital expenditures related to new retail store openings, tenant improvements made to the Orange Facility, investments in the entity which owns the Vans Warped Tour musical event, and costs related to upgrading the Company's distribution and shipping computer software system. See "--Capital Expenditures." Cash used in investing activities for fiscal 1996 was primarily related to the ramp-up of production at the Vista Facility and the opening of the new retail stores.

    The Company incurred a net cash outflow from financing activities of $314,000 for fiscal 1997, compared to a net cash inflow of $24.0 million for fiscal 1996. The outflows primarily related to the repayment of short-term borrowings, substantially offset by the net proceeds for the issuance of Common Stock. The net inflow of cash from financing activities for fiscal 1996 resulted primarily from the net proceeds of the Offering and short-term borrowing, offset by the repayment of the Company's 9.6% Senior Notes.

    Borrowings

    The Company has a secured line of credit (the "Secured Line of Credit") with Bank of the West (the "Bank"). The Secured Line of Credit permits the Company to borrow up to $20.0 million, and is secured by the Company's accounts receivables and inventories, other than snowboard boot accounts receivable and inventories. The Company pays interest on the debt incurred under the Secured Line of Credit at the prime rate established by the Bank from time to time, plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to

EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the agreement establishing the Secured Line of Credit, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. Debt incurred under the Secured Line of Credit is due and payable on November 1, 1997. At May 31, 1997, the Company had no funds drawn down under the Secured Line of Credit.

  Current Cash Position

    The Company's cash position was $15.4 million as of May 31, 1997, compared to $14.2 million at May 31, 1996. The Company's cash position was, in the past two years, adversely impacted by increased working capital requirements caused by the rapid sales growth of the imported International Collection. These working capital constraints, in turn, adversely impacted sales to the Company's national accounts in the second half of fiscal 1996 because the Company had previously committed a significant portion of its available funds to produce goods to support increased international sales which are ordered earlier in the year than production for national sales. Because the International Collection is imported, there are greater timing differences between the payment for goods and the receipt of cash from sales of such goods than if produced domestically. Additionally, because payment terms in the ski and snow industry are longer than the Company's traditional distribution channels, there are even greater timing differences between payment for the Company's line of snowboard boots and the receipt of cash from sales of such boots.

    Notwithstanding the foregoing, for the next 24 months, the Company believes that cash from operations, together with borrowings from the Secured Line of Credit (which the Company anticipates, but cannot assure, will be renewed as it matures), should be sufficient to meet its working capital needs. NOTE: THE PREVIOUS SENTENCE IS A FORWARD-LOOKING STATEMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE: (I) THE COMPANY'S RATE OF GROWTH; (II) THE COMPANY'S PRODUCT MIX BETWEEN THE INTERNATIONAL COLLECTION, SNOWBOARD BOOTS AND DOMESTICALLY-PRODUCED FOOTWEAR; (III) THE COMPANY'S ABILITY TO EFFECTIVELY MANAGE ITS INVENTORY LEVELS; (IV) TIMING DIFFERENCES IN PAYMENT FOR THE COMPANY'S FOREIGN-SOURCED PRODUCT, WHICH ARE DISCUSSED IN THE FOREGOING PARAGRAPH; (V) THE INCREASED UTILIZATION OF LETTERS OF CREDIT FOR PURCHASES OF FOREIGN-SOURCED PRODUCT; AND (VI) TIMING DIFFERENCES IN PAYMENT FOR PRODUCT WHICH IS SOURCED FROM COUNTRIES WHICH HAVE LONGER SHIPPING LEAD TIMES, SUCH AS CHINA.

    Capital Expenditures

    The Company's capital expenditures for fiscal 1997 were $5.1 million. In the fourth quarter of fiscal 1997, the Company relocated its corporate offices to the Santa Fe Springs Facility at a cost of approximately $2.2 million. In the first month of fiscal 1998 the Company also relocated its distribution center from Industry, California to the Santa Fe Springs Facility. The Company estimates that it will need to spend an additional $600,000 - $1.1 million for new equipment and the completion of certain tenant improvements for such Facility.

    In fiscal 1998, the Company plans to open approximately 10-12 new retail stores. The stores will be opened throughout the year and consist primarily of outlet stores located in California and other states. At the same time, the Company will continue to identify and close under-performing stores.

    The Company is also exploring a number of other projects which may involve capital expenditures. While it is too early to estimate the depth, and therefore the cost of these projects, the Company does not currently anticipate a significant increase in the level of capital expenditures in fiscal 1998 and estimates that these projects will be financed with internally generated funds.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The new statement is effective for both interim and annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

SEASONALITY

    The footwear industry is characterized by significant seasonality of net sales and results of operations. In the past two years, the Company's business has been moderately seasonal, with the largest percentage of sales realized in the first fiscal quarter (June through August), the so-called "Back to School" months. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots have historically been strongest in the first and second fiscal quarters. As the Company increases its international sales through VFEL and experiences changes in its product mix, it believes that future quarterly results will vary from historical trends. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of the timing of holidays, weather, timing of shipments, product mix, cost of materials and the mix between wholesale and retail channels. Because of such fluctuations, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth at pages F-2 - F-18 of this Report.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL

DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the captions "Proposal 1 - Election of Directors," Information Relating to Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4, 7, and 15 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the caption "Executive Compensation and Other Information" on page 9 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Management and Certain Beneficial Owners" on page 2 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the disclosure under the caption "Certain Transactions" on page 15 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)    FINANCIAL STATEMENTS

               The Company's Financial Statements and the Notes thereto are set forth at pages F-2 - F-18 of this Report.

        (2)    FINANCIAL STATEMENT SCHEDULES

               The Financial Statement Schedule and the report of independent auditors thereon are set forth at pages F-19 and F-20 of this report.

        (3)    EXHIBITS

EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------

(8)  2.1       Agreement  of  Merger   between  the  Registrant  and  Van  Doren
               Rubber, dated July 31, 1991

(2)  2.1       Certificate  of  Ownership  and  Merger  (Delaware)  of Van Doren
               Rubber into the Registrant, dated August 19, 1991

(2)  2.2       Certificate of Ownership  (California)  of the Registrant and Van
               Doren Rubber, dated August 19, 1991

(2)  3.1       Restated  Certificate of Incorporation  of the Registrant,  dated
               August 30, 1991

(2)  3.1.1     Certificate  of  Retirement  of  Class A and  Class  B  Preferred
               Stock of the Registrant, dated August 29, 1991

(2)  3.2       Restated By-laws of the Registrant

(6)  3.2.1     Amendment No. 1 of Restated By-laws of the Registrant

(6)  3.2.2     Amendment No. 2 of Restated By-laws of the Registrant

(8)  3.3       Certificate of Designation of Preferences and Rights of Series A
               Junior Participating Preferred Stock of the Registrant

     4.1       Reference is made to Exhibits 3.1 and 3.2

(8)  4.2       Specimen Stock Certificate

(2) 4.12       Note Purchase Agreement, dated as of August 21, 1991, between the
               Registrant and holders of the Registrant's Senior Notes due
               August 1, 1999 (executed composite)

(6)  4.12.1    Amendment No. 1 to the Note Purchase Agreement, dated as of
               August 5, 1993, by and between the Registrant and Teachers
               Insurance and Annuity Association (the "Teachers Note Agreement")
               re: Fixed Charge Coverage Ratio

(6)  4.12.2    Amendment No. 2 to Note Purchase Agreement, dated as of August 9,
               1993, by and among the Registrant and Connecticut General Life
               Insurance Company, Connecticut General Life Insurance Company, on
               behalf of one or more separate accounts, and Life Insurance
               Company of North America (the "CIGNA Note Agreement") re: Fixed
               Charge Coverate Ratio

(4)  4.12.3    Amendment No. 2 to the Teachers Note Agreement, dated as of
               December 15, 1993, re: Fixed Charge Coverage Ratio

(4)  4.12.4    Amendment No. 2 to the CIGNA Note Agreement, dated as of December
               20, 1993, re: Fixed Charge Coverage Ratio

(9)  4.12.5    Amendment No. 3 to the Teachers Note Agreement, dated as of May
               13, 1994, re: Fixed Charge Coverage Ratio

(9)  4.12.6    Amendment No. 3 to the CIGNA Note Agreement, dated as of May 23,
               1994, re: Fixed Charge Coverage Ratio

EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------


(10) 4.12.7    Modification Letter, dated as of July 1, 1995, by and among the
               Registrant, Teachers and Cigna, regarding amending the Teachers and Cigna Note Agreements.

(14) 4.12.8    Modification Letter No. 2 , dated as of August 25, 1995, by and among the Registrant, Teachers and Cigna

(15) 4.12.9    Modification Letter No. 3, dated as of March 29, 1996, by and among the Registrant, Teachers and Cigna

(7)  4.13      Form of Preferred Stock Purchase Rights Certificate

(7)  4.14      Rights Agreement, dated as of February 22, 1994, by and between the Registrant and Chemical Trust Company of California, as
               Rights Agent

(21) 4.14.1    Amendment No. 1 to Rights Agreement, dated as of December 18,
               1996, by and between the Registrant and ChaseMellon Shareholder
               Services, successor to Chemical Trust Company of California as
               Rights Agent

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

(11)10.1.2     Amendment No. 2 to the MDC Management Agreement

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

(6) 10.2.1     Amendment No. 1 to MDV Holdings, Inc. Incentive Stock Option Plan
               dated June 28, 1991

(2) 10.3 Standard Industrial Lease-Net, dated as of May 27, 1992, by and between the Registrant and Golden West Vista Associates (the
               "Vista Lease")

(9) 10.3.1     Amendment No. 1 to the Vista Lease

(9) 10.3.2     Letter Agreement modifying Amendment No. 1 to the Vista Lease

(1) 10.4 Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Craig E. Gosselin, superseding his Employment
               Agreement, dated July 1, 1992

(6) 10.5       1991 Long-Term Incentive Plan

(2) 10.5.1     Amendment No. 1 to 1991 Long-Term Incentive Plan

(2) 10.5.2     Amendment No. 2 to 1991 Long-Term Incentive Plan

(9) 10.5.3     Amendment No. 3 to the 1991 Long-Term Incentive Plan

(11)10.5.4     Amendment No. 4 to the 1991 Long-Term Incentive Plan

(11)10.5.5     Amendment No. 5 to the 1991 Long-Term Incentive Plan

(18) 10.5.6    Amendment No. 6 to the 1991 Long-Term Incentive Plan

(6) 10.6       International Distributor Agreement, dated as of December 7,
               1992, by and between W. P. Lavori In Corso s.r.l. and the Registrant

EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------
(6) 10.7       Trademark License Agreement, dated as of December 7, 1992, by and between W. P. Lavori In Corso s.r.l. and the Registrant (the
               "Lavori Trademark Agreement")

(16)10.7.1     Letter of Agreement, dated December 3, 1995, amending the Lavori
               Trademark Agreement

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

(10)10.13 Agency Agreement, dated as of June 15, 1994, by and between the Registrant and Sung Won International

(1) 10.14      Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Sari K. Ratsula, superseding her Employment
               Agreement, dated June 15, 1994

(1) 10.15      Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Steven J. Van Doren, superseding his
               Employment Agreement, dated June 15, 1997

(9) 10.17      Employment Agreement, dated as of June 15, 1994, by and between the Registrant and Robert E. Diamond

(11)10.18 Loan and Security Agreement, dated as of July 1, 1995, by and between the Registrant and Bank of the West

(14)10.18.1    First Amendment to Loan and Security Agreement, dated as of
               August 25, 1995, by and between the Registrant and Bank of the West

(16)10.18.2    Second Amendment to Loan and Security Agreement, dated as of
               November 8, 1995, by and between the Registrant and Bank of the West

(13)10.18.3    Third Amendment to Loan and Security Agreement, dated as of
               March 29, 1996, by and between the Company and Bank of the West

(22)10.18.4    Fourth Amendment to Loan and Security Agreement, dated as of
               April 11, 1996, by and between the Company and Bank of the West

(16)10.18.5    Fifth Amendment to Loan and Security Agreement, dated as of
               July 16, 1996, by and between the Company and Bank of the West

(18) 10.18.5   Amendment and Restated Loan and Security Agreement, dated
               December 2, 1996, by and between the Company and Bank of the West

(11)10.19      Agreement, dated as of April 26, 1995, by and between Ssangyong
               Corporation and the Registrant

(11)10.20 Employment Agreement, dated as of May 25, 1995, by and between the Registrant and Gary L. Dunlap

EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------
(21)10.21      Tour Title Sponsorship Agreement, dated as of May 8, 1996, by and between the Registrant and C.C.R.L., LLC

(12)10.22 License Agreement dated as of August 10, 1995, by and between the Registrant and Switch Manufacturing

(12)10.23 Amendment, dated as of January 5, 1995, by and between the Registrant and Switch Manufacturing

(12)10.24 Trademark License Agreement, dated as of November 15, 1995, by and between the Registrant and Oneita Industries

(12)10.25 Employment Agreement, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

(1) 10.25.1    Amendment No. 1 to the Employment Agreement of Gary H. Schoenfeld

(12)10.26 Incentive Stock Option, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

(13)10.27 Employment Agreement dated as of December 1, 1995, by and between Walter E. Schoenfeld and the Registrant

(19)10.27.1    Amendment No. 1 to the Employment Agreement of Walter E.
               Schoenfeld

(13)10.28 Incentive Stock Option Agreement, dated as of May 11, 1995, by and between Walter E. Schoenfeld and the Registrant

(13)10.29 Amendment to Incentive Stock Option of Walter E. Schoenfeld, dated as of January 8, 1996

(13)10.30 Financing Agreement, dated as of March 29, 1996, by and between the Registrant and Ssangyong (U.S.A.), Inc.

(13)10.31      Letter, dated March 7, 1996, from Gary H. Schoenfeld to Ssangyong
               Corporation re the Financing Agreement

(13)10.32 Intercreditor Agreement, dated as of March 29, 1996, by and among the Registrant, Ssangyong (U.S.A.), Inc., Bank of the West, Cigna and Teachers

(13)10.33 Security Agreement, dated as of March 29, 1996, by and between the Registrant, and Ssangyong (U.S.A.), Inc.

(13)10.34 Security Agreement, dated as of March 29, 1996, by and between Vans Footwear International, Inc. and Ssangyong (U.S.A.), Inc.

(13)10.35      Trademark Security Agreement and Collateral Assignment of
               Trademarks, dated as of March 29, 1996, by and among the Registrant, Cigna and Teachers

(11)10.36 Security Agreement, dated as of March 29, 1996, by and among the Registrant, Cigna and Teachers

(16)10.37 Employment Agreement, dated as of February 14, 1996, by and between Kyle B. Wescoat and the Registrant

(19)10.38 Employment Agreement, dated as of January 22, 1996, by and between Robert H. Camarena and the Registrant

(16)10.39 Separation and Consulting Agreement, dated as of January 2, 1996, by and between Joseph C. Gaspers and the Registrant

EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------
(16)10.40      UCC-2 Termination Statement terminating the security interest of
               Cigna and Teachers in certain assets of the Registrant

(16)10.41      Release of Grant of Security Interest in the Registrant's
               Trademarks executed by Cigna and Teachers

(16)10.42      Employment Agreement, dated July 1, 1996, by and between the
               Registrant and John T. Dickinson

(16)10.43      Employment Agreement, dated July 1, 1996, by and between the
               Registrant and Charles C. Kupfer

(16)10.44      Standard Industrial/Commercial Single Tenant Lease Gross, dated
               August 15, 1996, by and between the Registrant and CAPCO, Inc.

 (16)10.45     Standard Industrial/Commercial Single Tenant Lease - Net, dated
               July 22, 1996, by and between the Registrant and Orange
               Engineering & Machine, Inc.

(16)10.46      Trust Under Vans, Inc. Deferred Compensation Plan, dated as of
               June 3, 1996

(18) 10.46.1   Amendment to Trust under Vans, Inc. Deferred Compensation Plan

(16)10.47 Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

(18) 10.47.1   First Amendment to Deferred Compensation Agreement for Walter
               Schoenfeld

(1) 10.48      Standard Industrial Sublease, dated March 25, 1997, by and between the Registrant and Frank Zamarripa Inc.

(17) 10.49     Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant

(17) 10.50     Construction Agreement between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant

(17) 10.51     Separation Agreement, dated as of September 5, 1996, by and between Marc A. Gold and the Registrant

(18) 10.52     Employment Agreement, dated December 4, 1996, by and between the
               Registrant and Jay E. Wilson

(18) 10.53     Employment Agreement, dated December 17, 1996, by and between the
               Registrant and Casey G. Waid

(19) 10.54     Tour Title Sponsorship Agreement, dated January 1, 1997, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

(19) 10.55     Amended and Restated Operating Agreement, dated January 1, 1997, by and among the Registrant, Gendler, Codikow & Carroll, Kevin
               Lyman Production Services, and Creative Artists Agency (the
               "Operating Agreement")

(19) 10.56     Side Letter to the Operating Agreement

(19) 10.57     Employment Agreement, dated February 1, 1997, by and between the
               Registrant and John Walker

(20) 10.58     Share Sale and Purchase Option Agreement, dated November 20,
               1996, by and among the Registrant and the shareholders of Global
               Accessories Limited

EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------
(1) 10.59      Employment Agreement, dated July 22, 1997, by and between the
               Registrant and Ralph Serna

(1) 10.60      Investor Rights Agreement, dated July 8, 1997, by and between the
               Registrant and the Zone Network, Inc.

(1) 10.61      Purchase and Sale Agreement, dated August 18, 1997, by and between the Registrant and Triple Crown, Inc.

(1) 10.62      Letter of Intent, dated August 4, 1997, by and between the
               Registrant and Board Wild LLC

(1) 22         List of Subsidiaries

    23.1 Consent of Independent Auditors is set forth at page F-19 of this report

(1) 27         Financial Data Schedule

-----------

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

 (7) Filed as an exhibit to the Registrant's Form 8-A Registration Statement (SEC File No. 0-19402), and incorporated herein by this reference

 (8) Filed as an exhibit to the Registrant's Form 8-K, dated February 15, 1994, and incorporated herein by this reference

 (9) Filed as an exhibit to the Registrant's Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(10) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(11) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995

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

(15) Filed as an exhibit to the Registrant's Form S-3 Registrant Statement, filed with the Securities and Exchange Commission on April 5, 1996 (File No. 333-3272), and incorporated herein by this reference

(16) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

(17) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1996, and incorporated herein by this reference.

(18) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, and incorporated herein by this reference.

(19) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, and incorporated herein by this reference.

(20) Filed as an exhibit to the Registrant's Form 8-K, dated November 20, 1996, and incorporated herein by this reference

(21) Filed as an exhibit to the Registrant's Form 8-K, dated December 17, 1996, and incorporated herein by this reference.

(22) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC.

(Registrant)

BY:     /s/ Gary H. Schoenfeld                            Date:  August 29, 1997
        ----------------------
        Gary H. Schoenfeld
        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

/s/ Gary H. Schoenfeld                                    Date:  August 29, 1997
-----------------------------------------
Gary H. Schoenfeld
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Walter E. Schoenfeld                                  Date:  August 29, 1997
-----------------------------------------
Walter E. Schoenfeld
Chairman of the Board and Director

/s/ Kyle B. Wescoat                                       Date:  August 29, 1997
-----------------------------------------
Kyle B. Wescoat

Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ George E. McCown                                      Date:  August 29, 1997
-----------------------------------------
George E. McCown
Director

/s/ David E. De Leeuw                                     Date:  August 29, 1997
-----------------------------------------
David E. De Leeuw
Director

/s/ Philip H. Schaff, Jr.                                 Date:  August 29, 1997
-----------------------------------------
Philip H. Schaff, Jr.
Director

/s/ Wilbur J. Fix                                         Date:  August 29, 1997
-----------------------------------------
Wilbur J. Fix
Director

/s/ James R. Sulat                                        Date:  August 29, 1997
-----------------------------------------
James R. Sulat
Director

/s/ Kathleen M. Gardarian                                 Date:  August 29, 1997
-----------------------------------------
Kathleen M. Gardarian
Director

/s/ Lisa M. Douglas                                       Date:  August 29, 1997
-----------------------------------------
Lisa M. Douglas
Director

                                  EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT DESCRIPTION                                                     PAGE
   NO.
-----------    -------------------                                                     ----
(8)  2.1       Agreement of Merger between the Registrant and Van Doren Rubber, dated July 31, 1991

(2)  2.1       Certificate of Ownership and Merger (Delaware) of Van Doren
               Rubber into the Registrant, dated August 19, 1991

(2)  2.2       Certificate of Ownership (California) of the Registrant and Van
               Doren Rubber, dated August 19, 1991

(2)  3.1       Restated Certificate of Incorporation of the Registrant, dated
               August 30, 1991

(2)  3.1.1     Certificate of Retirement of Class A and Class B Preferred Stock
               of the Registrant, dated August 29, 1991

(2)  3.2       Restated By-laws of the Registrant

(6)  3.2.1     Amendment No. 1 of Restated By-laws of the Registrant

(6)  3.2.2     Amendment No. 2 of Restated By-laws of the Registrant

(8)  3.3       Certificate of Designation of Preferences and Rights of Series A
               Junior Participating Preferred Stock of the Registrant

     4.1       Reference is made to Exhibits 3.1 and 3.2

(8)  4.2       Specimen Stock Certificate

(2)  4.12      Note Purchase Agreement, dated as of August 21, 1991, between the
               Registrant and holders of the Registrant's Senior Notes due
               August 1, 1999 (executed composite)

(6)  4.12.1    Amendment No. 1 to the Note Purchase Agreement, dated as of
               August 5, 1993, by and between the Registrant and Teachers
               Insurance and Annuity Association (the "Teachers Note Agreement")
               re: Fixed Charge Coverage Ratio

(6)  4.12.2    Amendment No. 2 to Note Purchase Agreement, dated as of August 9,
               1993, by and among the Registrant and Connecticut General Life
               Insurance Company, Connecticut General Life Insurance Company, on
               behalf of one or more separate accounts, and Life Insurance
               Company of North America (the "CIGNA Note Agreement") re: Fixed
               Charge Coverate Ratio

(4)  4.12.3    Amendment No. 2 to the Teachers Note Agreement, dated as of
               December 15, 1993, re: Fixed Charge Coverage Ratio

(4)  4.12.4    Amendment No. 2 to the CIGNA Note Agreement, dated as of December
               20, 1993, re: Fixed Charge Coverage Ratio

(9)  4.12.5    Amendment No. 3 to the Teachers Note Agreement, dated as of May
               13, 1994, re: Fixed Charge Coverage Ratio

(9)  4.12.6    Amendment No. 3 to the CIGNA Note Agreement, dated as of May 23,
               1994, re: Fixed Charge Coverage Ratio

(10) 4.12.7    Modification Letter, dated as of July 1, 1995, by and among the
               Registrant, Teachers and Cigna, regarding amending the Teachers and Cigna Note Agreements.

(14) 4.12.8    Modification Letter No. 2 , dated as of August 25, 1995, by and among the Registrant, Teachers and Cigna

EXHIBIT NO.    EXHIBIT DESCRIPTION                                                     PAGE
   NO.
-----------    -------------------                                                     ----
(15) 4.12.9    Modification Letter No. 3, dated as of March 29, 1996, by and among the Registrant, Teachers and Cigna

(7)  4.13      Form of Preferred Stock Purchase Rights Certificate

(7)  4.14      Rights Agreement, dated as of February 22, 1994, by and between the Registrant and Chemical Trust Company of California, as
               Rights Agent

(21) 4.14.1    Amendment  No. 1 to Rights  Agreement,  dated as of December  18,
               1996, by and between the Registrant and  ChaseMellon  Shareholder
               Services,  successor to Chemical  Trust  Company of California as
               Rights Agent

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

(11)10.1.2     Amendment No. 2 to the MDC Management Agreement

(18) 10.5.6    Amendment No. 6 to the 1991 Long-Term Incentive Plan

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

(6) 10.2.1     Amendment No. 1 to MDV Holdings, Inc. Incentive Stock Option Plan
               dated June 28, 1991

(2) 10.3 Standard Industrial Lease-Net, dated as of May 27, 1992, by and between the Registrant and Golden West Vista Associates (the
               "Vista Lease")

(9) 10.3.1     Amendment No. 1 to the Vista Lease

(9) 10.3.2     Letter Agreement modifying Amendment No. 1 to the Vista Lease

(1) 10.4 Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Craig E. Gosselin, superseding his Employment
               Agreement, dated July 1, 1992

(6) 10.5       1991 Long-Term Incentive Plan

(2) 10.5.1     Amendment No. 1 to 1991 Long-Term Incentive Plan

(2) 10.5.2     Amendment No. 2 to 1991 Long-Term Incentive Plan

(9) 10.5.3     Amendment No. 3 to the 1991 Long-Term Incentive Plan

(11)10.5.4     Amendment No. 4 to the 1991 Long-Term Incentive Plan

(11)10.5.5     Amendment No. 5 to the 1991 Long-Term Incentive Plan

(6) 10.6       International Distributor Agreement, dated as of December 7,
               1992, by and between W. P. Lavori In Corso s.r.l. and the Registrant

(6) 10.7 Trademark License Agreement, dated as of December 7, 1992, by and between W. P. Lavori In Corso s.r.l. and the Registrant (the
               "Lavori Trademark Agreement")

(16)10.7.1     Letter of Agreement, dated December 3, 1995, amending the Lavori
               Trademark Agreement

EXHIBIT NO.    EXHIBIT DESCRIPTION                                                     PAGE
   NO.
-----------    -------------------                                                     ----
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

(10)10.13 Agency Agreement, dated as of June 15, 1994, by and between the Registrant and Sung Won International

(1) 10.14      Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Sari K. Ratsula, superseding her Employment
               Agreement, dated June 15, 1994

(1) 10.15      Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Steven J. Van Doren, superseding his
               Employment Agreement, dated June 15, 1994

(9) 10.17      Employment Agreement, dated as of June 15, 1994, by and between the Registrant and Robert E. Diamond

(11)10.18 Loan and Security Agreement, dated as of July 1, 1995, by and between the Registrant and Bank of the West

(14)10.18.1    First Amendment to Loan and Security Agreement, dated as of
               August 25, 1995, by and between the Registrant and Bank of the West

(16)10.18.2    Second Amendment to Loan and Security Agreement, dated as of
               November 8, 1995, by and between the Registrant and Bank of the West

(13)10.18.3    Third Amendment to Loan and Security Agreement, dated as of
               March 29, 1996, by and between the Company and Bank of the West

(22)10.18.4    Fourth Amendment to Loan and Security Agreement, dated as of
               April 11, 1996, by and between the Company and Bank of the West

(16)10.18.5    Fifth Amendment to Loan and Security Agreement, dated as of
               July 16, 1996, by and between the Company and Bank of the West

(18) 10.18.5   Amendment and Restated Loan and Security Agreement, dated
               December 2, 1996, by and between the Company and Bank of the West

(11)10.19      Agreement, dated as of April 26, 1995, by and between Ssangyong
               Corporation and the Registrant

(11)10.20 Employment Agreement, dated as of May 25, 1995, by and between the Registrant and Gary L. Dunlap

(21)10.21 Tour Title Sponsorship Agreement, dated as of May 8, 1996, by and between the Registrant and C.C.R.L., LLC

(12)10.22 License Agreement dated as of August 10, 1995, by and between the Registrant and Switch Manufacturing

EXHIBIT NO.    EXHIBIT DESCRIPTION                                                     PAGE
   NO.
-----------    -------------------                                                     ----
(12)10.23      Amendment, dated as of January 5, 1995, by and between the
               Registrant and Switch Manufacturing

(12)10.24 Trademark License Agreement, dated as of November 15, 1995, by and between the Registrant and Oneita Industries

(12)10.25 Employment Agreement, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

(1) 10.25.1    Amendment No. 1 to the Employment Agreement of Gary H. Schoenfeld

(12)10.26 Incentive Stock Option, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

(13)10.27 Employment Agreement dated as of December 1, 1995, by and between Walter E. Schoenfeld and the Registrant

(19)10.27.1    Amendment No. 1 to the Employment Agreement of Walter E.
               Schoenfeld

(13)10.28 Incentive Stock Option Agreement, dated as of May 11, 1995, by and between Walter E. Schoenfeld and the Registrant

(13)10.29 Amendment to Incentive Stock Option of Walter E. Schoenfeld, dated as of January 8, 1996

(13)10.30 Financing Agreement, dated as of March 29, 1996, by and between the Registrant and Ssangyong (U.S.A.), Inc.

(13)10.31      Letter, dated March 7, 1996, from Gary H. Schoenfeld to Ssangyong
               Corporation re the Financing Agreement

(13)10.32 Intercreditor Agreement, dated as of March 29, 1996, by and among the Registrant, Ssangyong (U.S.A.), Inc., Bank of the West, Cigna and Teachers

(13)10.33 Security Agreement, dated as of March 29, 1996, by and between the Registrant, and Ssangyong (U.S.A.), Inc.

(13)10.34 Security Agreement, dated as of March 29, 1996, by and between Vans Footwear International, Inc. and Ssangyong (U.S.A.), Inc.

(13)10.35      Trademark Security Agreement and Collateral Assignment of
               Trademarks, dated as of March 29, 1996, by and among the Registrant, Cigna and Teachers

(13)10.36 Security Agreement, dated as of March 29, 1996, by and among the Registrant, Cigna and Teachers

(16)10.37 Employment Agreement, dated as of February 14, 1996, by and between Kyle B. Wescoat and the Registrant

(19)10.38 Employment Agreement, dated as of January 22, 1996, by and between Robert H. Camarena and the Registrant

(16)10.39 Separation and Consulting Agreement, dated as of January 2, 1996, by and between Joseph C. Gaspers and the Registrant

(16)10.40 UCC-2 Termination Statement terminating the security interest of Cigna and Teachers in certain assets of the Registrant

(16)10.41      Release of Grant of Security Interest in the Registrant's
               Trademarks executed by Cigna and Teachers

EXHIBIT NO.    EXHIBIT DESCRIPTION                                                     PAGE
   NO.
-----------    -------------------                                                     ----
(16)10.42      Employment Agreement, dated July 1, 1996, by and between the
               Registrant and John T. Dickinson

(16)10.43      Employment Agreement, dated July 1, 1996, by and between the
               Registrant and Charles C. Kupfer

(16)10.44      Standard Industrial/Commercial Single Tenant Lease - Gross, dated
               August 15, 1996, by and between the Registrant and CAPCO, Inc.

(16)10.45      Standard Industrial/Commercial Single Tenant Lease - Net, dated
               July 22, 1996, by and between the Registrant and Orange
               Engineering & Machine, Inc.

(16)10.46      Trust Under Vans, Inc. Deferred Compensation Plan, dated as of
               June 3, 1996

(16) 10.46.1   Amendment to Trust Under Vans, Inc. Deferred Compensation Plan

(16)10.47 Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

(1) 10.48      Standard Industrial Sublease, dated March 25, 1997, by and between the Registrant and Frank Zamarripa Inc.

(17) 10.49     Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant

(17) 10.50     Construction Agreement between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant

(17) 10.51     Separation Agreement, dated as of September 5, 1996, by and between Marc A. Gold and the Registrant

(18) 10.52     Employment Agreement, dated December 4, 1996, by and between the
               Registrant and Jay E. Wilson

(18) 10.53     Employment Agreement, dated December 17, 1996, by and between the
               Registrant and Casey G. Waid

(19) 10.54     Tour Title Sponsorship Agreement, dated January 1, 1997, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

(19) 10.55     Amendment and Restated Operating Agreement, dated January 1,
               1997, by and among the Registrant, Gendler, Codikow & Carroll,
               Kevin Lyman Production Services and Creative Artists Agency (the
               "Operating Agreement")

(19) 10.56     Side Letter to the Operating Agreement

(19) 10.57     Employment Agreement, dated February 1, 1997, by and between the
               Registrant and John Walker

(20) 10.58     Share Sale and Purchase Option Agreement, dated November 20,
               1996, by and among the Registrant and the shareholders of

               Global Accessories Limited

(1) 10.59      Employment Agreement, dated July 22, 1997, by and between the
               Registrant and Ralph Serna

(1) 10.60      Investor Rights Agreement, dated July 8, 1997, by and between the
               Registrant and The Zone Network, Inc.

(1) 10.61      Purchase and Sale Agreement, dated August 18, 1997, by and between the Registrant and Triple Crown, Inc.

EXHIBIT NO.    EXHIBIT DESCRIPTION                                                     PAGE
   NO.
-----------    -------------------                                                     ----
(1) 10.62      Letter of Intent, dated August 4, 1997, by and between the
               Registrant and Board Wild LLC

(1) 22         List of Subsidiaries

    23.1 Consent of Independent Auditors is set forth at page F-19 of this report

(1) 27         Financial Data Schedule

----------

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

 (7) Filed as an exhibit to the Registrant's Form 8-A Registration Statement (SEC File No. 0-19402), and incorporated herein by this reference

 (8) Filed as an exhibit to the Registrant's Form 8-K, dated February 15, 1994, and incorporated herein by this reference

 (9) Filed as an exhibit to the Registrant's Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(10) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(11) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995

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

(15) Filed as an exhibit to the Registrant's Form S-3 Registrant Statement, filed with the Securities and Exchange Commission on April 5, 1996 (File No. 333-3272), and incorporated herein by this reference

(16) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

(17) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1996, and incorporated herein by this reference.

(18) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, and incorporated herein by this reference.

(19) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 1, 1997, and incorporated herein by this reference.

(20) Filed as an exhibit to the Registrant's Form 8-K, dated November 20, 1996, and incorporated herein by this reference.

(21) Filed as an exhibit to the Registrant's Form 8-K, dated December 17, 1996, and incorporated herein by this reference.

(22) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

                         INDEX TO FINANCIAL INFORMATION

Consolidated Financial Statements:

Independent Auditors' Report                                     F-2

Consolidated Balance Sheets as of May 31, 1997 and 1996          F-3

Consolidated Statements of Operations
for the Years Ended May 31, 1997, 1996 and 1995                  F-4

Consolidated Statements of Stockholders' Equity
for the Years Ended May 31, 1997, 1996 and 1995                  F-5

Consolidated Statements of Cash Flows
for the Years Ended May 31, 1997, 1996 and 1995                  F-6

Notes to Consolidated Financial Statements                       F-7

Consent of Independent Auditors                                  F-19

Schedule II - Valuation and Qualifying Accounts and              F-20
Reserves


All other schedules are omitted because they are not required, are not applicable, or the information is included the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Vans, Inc.:

    We have audited the accompanying consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vans, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Orange County, California
July 18, 1997

                                   VANS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                      May 31,
                                                             1997              1996
                                                          -------------    -------------
                                     ASSETS
Current assets:
  Cash ................................................   $  15,350,175    $  14,233,352
  Accounts receivable, net of allowance for doubtful
    accounts and sales returns and allowances of
    $1,399,589 and $1,147,344 at May 31, 1997
    and 1996, respectively (notes 7 and 13) ...........      24,390,794       20,842,989
  Inventories (notes 4 and 7) .........................      25,098,695       19,400,644
  Deferred income taxes (note 9) ......................            --            364,000
  Prepaid expenses ....................................       2,960,435        2,457,301
                                                          -------------    -------------
         Total current assets .........................      67,800,099       57,298,286
Property, plant and equipment, net (notes 3, 5 and 10)       13,346,452       10,801,763
Property on lease (notes 5 and 10).....................       4,953,522             --
Property held for sale (notes 3, 5 and 10) ............            --          4,687,106
Excess of cost over the fair value of net assets
  acquired, net of accumulated amortization
  of $33,580,138 and $32,744,117 at May 31,
  1997 and 1996, respectively (note 3) ................      17,862,389       16,495,283
Other assets (note 6) .................................       1,861,808        1,178,331
                                                          -------------    -------------
                                                          $ 105,824,270    $  90,460,769
                                                          =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Short-term borrowings (note 7) ......................   $   3,684,419    $   6,431,349
  Accounts payable (note 10) ..........................       4,906,192        4,328,821
  Accrued payroll and related expenses ................       2,047,509        1,611,906
  Restructuring costs (note 3) ........................            --          1,750,782
  Accrued workers' compensation (note 10) .............            --            803,964
  Income taxes payable ................................       3,763,727          967,659
                                                          -------------    -------------
         Total current liabilities ....................      14,401,847       15,894,481
Deferred income taxes (note 9) ........................       1,636,605        1,495,000
Capital lease obligations ( notes 8 and 10) ...........         222,605          343,742
Long-term debt, excluding current portion (note 8) ....         258,594             --
                                                          -------------    -------------
                                                             16,519,651       17,733,223
                                                          -------------    -------------

Minority interest .....................................       1,022,893             --

Stockholders' equity (notes 7, 11 and 12):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized (1,500,000 shares designated as
    Series A Junior Participating Preferred Stock),
    none issued and outstanding .......................            --               --
  Common stock, $.001 par value, 20,000,000
    shares authorized, 13,166,947 and 12,628,085
    shares issued and outstanding at May 31,
    1997 and 1996, respectively .......................          13,167           12,628
  Additional paid-in capital ..........................     101,113,448       96,201,083
  Stock subscriptions .................................          (4,500)         (85,000)
  Cumulative foreign currency translation
    adjustment ........................................         123,919             --
  Accumulated deficit .................................     (12,964,308)     (23,401,165)
                                                          -------------    -------------
         Net stockholders' equity .....................      88,281,726       72,727,546
Commitments and contingencies (note 10)
                                                          -------------    -------------
                                                          $ 105,824,270    $  90,460,769
                                                          =============    =============


          See accompanying notes to consolidated financial statements.

                                   VANS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Years Ended May 31,
                                                         1997             1996            1995
                                                     -------------    -------------    -------------
Net sales (note 13) ..............................   $ 159,390,654    $ 117,407,543    $  88,055,695
Cost of sales ....................................      96,690,956       71,095,123       60,339,890
                                                     -------------    -------------    -------------
  Gross profit ...................................      62,699,698       46,312,420       27,715,805
Operating expenses:
  Selling and distribution .......................      28,111,805       23,446,501       19,354,878
  Marketing, advertising and promotion ...........      13,162,123        8,281,129        5,439,077
  General and administrative .....................       6,085,415        4,699,240        8,291,129
  Restructuring costs (note 3) ...................            --               --         30,047,500
  Provision for doubtful accounts ................         710,611          762,295        1,359,846
  Amortization of intangibles ....................         836,021          777,245        1,641,328
                                                     -------------    -------------    -------------
          Total operating expenses ...............      48,905,975       37,966,410       66,133,758
                                                     -------------    -------------    -------------
          Earnings (loss) from operations ........      13,793,723        8,346,010      (38,417,953)
Interest income ..................................         597,045           79,302           81,634
Interest and debt expense ........................        (438,485)      (3,418,559)      (2,880,615)
Other income (note 2) ............................       2,782,671        1,932,505        1,621,986
                                                     -------------    -------------    -------------
  Earnings (loss) before income taxes, minority
     interest in income of consolidated
     subsidiaries and extraordinary item .........      16,734,954        6,939,258      (39,594,948)
Income tax expense (benefit)(note 9) .............       5,996,180        2,775,822       (2,460,077)
                                                     -------------    -------------    -------------
Earnings (loss) before minority interest in
     income of consolidated subsidiaries
     and extraordinary item ......................      10,738,774        4,163,436      (37,134,871)
Minority interest in income of consolidated
     subsidiaries ................................         301,917             --               --
                                                     -------------    -------------    -------------
Earnings (loss) before extraordinary item ........      10,436,857        4,163,436      (37,134,871)
Extraordinary loss on early extinguishment of
  debt, net of income tax benefit of $676,965
  (note 8) .......................................            --          1,015,448             --
                                                     -------------    -------------    -------------
Net earnings (loss) ..............................   $  10,436,857    $   3,147,988    $ (37,134,871)
                                                     =============    =============    =============
Per share information (note 2):
  Primary:
     Earnings (loss) before extraordinary
       item ......................................   $         .76    $         .40    $       (3.86)
     Extraordinary item ..........................            --               (.10)            --
                                                     -------------    -------------    -------------
     Net earnings (loss) .........................   $         .76    $         .30    $       (3.86)
                                                     =============    =============    =============
     Weighted average common and common
       equivalent shares .........................      13,805,000       10,405,993        9,611,204
  Fully diluted:
     Earnings (loss) before extraordinary
       item ......................................   $         .76    $         .37    $       (3.86)
     Extraordinary item ..........................            --               (.09)            --
                                                     -------------    -------------    -------------
     Net earnings (loss) .........................   $         .76    $         .28    $       (3.86)
                                                     =============    =============    =============
     Weighted average common and common
       equivalent shares .........................      13,805,000       11,149,961        9,611,204


          See accompanying notes to consolidated financial statements.

                                   VANS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


                                                         ADDITIONAL                     RETAINED       CUMULATIVE         TOTAL
                                  COMMON STOCK            PAID-IN         STOCK         EARNINGS       TRANSLATION     STOCKHOLDERS'
                               SHARES       AMOUNT        CAPITAL      SUBSCRIPTION  (ACUM. DEFICIT)    ADJUSTMENT        EQUITY
                             ---------   ------------   ------------   ------------ ---------------   -------------   -------------

Balance at May 31, 1994      9,572,097   $      9,573   $ 46,559,306   $       --      $ 10,585,718    $       --     $ 57,154,597
  Issuance of common
    stock for cash ....         67,780             67        244,343           --              --              --          244,410

  Net loss ............           --             --             --             --       (37,134,871)           --      (37,134,871)
                            ----------   ------------   ------------   ------------    ------------    ------------   -------------
BALANCE AT MAY 31, 1995      9,639,877   $      9,640   $ 46,803,649   $       --      $(26,549,153)   $       --       20,264,136

  Issuance of common
    stock for cash ....      2,988,208          2,988     49,397,434        (85,000)           --              --       49,315,422
  Net earnings ........           --             --             --              --        3,147,988            --        3,147,988
                            ----------   ------------   ------------   ------------    ------------    ------------   -------------
BALANCE AT MAY 31, 1996     12,628,085   $     12,628   $ 96,201,083   $    (85,000)   $(23,401,165)   $       --     $ 72,727,546


   Issuance of common
   stock for cash .....        368,862            369      2,269,565         80,500            --              --        2,350,434

   Issuance of common
stock for acquisition .        170,000            170      2,642,800           --              --              --        2,642,970

   Cumulative foreign
     currency transla-
     tion adjustment ..           --             --             --             --              --           123,919        123,919

   Net earnings .......           --             --             --             --        10,436,857             --      10,436,857
                            ----------   ------------   ------------   ------------    ------------    ------------   -------------
BALANCE AT MAY 31, 1997     13,166,947   $     13,167   $101,113,448   $     (4,500)   $(12,964,308)   $    123,919   $ 88,281,726
                            ----------   ------------   ------------   ------------    ------------    ------------   -------------


          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEARS ENDED MAY 31,
                                                          --------------------------------------------
                                                             1997              1996          1995
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .................................   $ 10,436,857    $  3,147,988    $(37,134,871)
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ....................      3,430,203       3,175,973      28,390,226
     Amortization of deferred financing costs .........             --         306,489          72,124
     Provision for losses on accounts
       receivable and sales returns ...................        710,611         762,295       1,359,846
     Gain on the sale of property,
       plant and equipment ............................             --              --         (36,411)
     Changes in assets and liabilities:
       Accounts receivable ............................     (2,852,026)     (9,021,040)     (1,117,317)
       Income taxes receivable ........................             --       3,530,128      (2,924,269)
       Inventories ....................................     (5,219,924)     (2,402,906)     (3,676,973)
       Deferred income taxes ..........................        505,605       1,131,000        (489,000)
       Prepaid expenses ...............................       (445,229)     (1,958,746)       (122,052)
       Other assets ...................................        (96,483)       (244,041)      1,881,021
       Accounts payable ...............................        286,423      (4,250,652)      3,888,888
       Accrued payroll and related expenses ...........        429,368        (414,323)       (405,302)
       Accrued workers' compensation ..................       (803,964)       (736,082)         28,887
       Restructuring costs ............................     (1,750,782)     (4,333,152)      6,083,934
       Accrued interest ...............................             --        (907,660)        (24,068)
       Income taxes ...................................      2,411,426         967,659              --
                                                          ------------    ------------    ------------
          Net cash provided by (used in)
            operating activities ......................      7,042,085     (11,247,070)     (4,225,337)
                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
     equipment ........................................     (5,092,936)     (2,557,520)     (2,641,480)
Investment in unconsolidated subsidiary ...............       (500,000)             --              --
  Proceeds from sale of property, plant and
    equipment .........................................             --         717,143         186,437
                                                          ------------    ------------    ------------
          Net cash used in investing
            activities ................................     (5,592,936)     (1,840,377)     (2,455,043)
                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) short-term borrowings ...     (2,746,930)      3,823,176       2,608,173
  Payments on capital lease obligations ...............       (121,137)        (97,642)        (21,532)
  Proceeds from (payments on) long term debt ..........        258,594     (29,000,000)             --
  Proceeds from issuance of common stock, net .........      2,295,504      49,315,422         244,410
                                                          ------------    ------------    ------------
          Net cash provided by (used in)
            financing activities ......................       (313,969)     24,040,956       2,831,051
          Effect of exchange rate changes on cash .....        (18,357)             --              --
                                                          ------------    ------------    ------------
          Net increase (decrease) in cash and
            cash equivalents ..........................      1,116,823      10,953,509      (3,849,329)
  Cash and cash equivalents, beginning of year ........     14,233,352       3,279,843       7,129,172
                                                          ------------    ------------    ------------
  Cash and cash equivalents, end of year ..............   $ 15,350,175    $ 14,233,352    $  3,279,843
                                                          ============    ============    ============
SUPPLEMENTAL CASH FLOW
  information -- amounts paid for:
  Interest ............................................   $    438,485    $  3,353,372    $  2,808,490
  Income taxes ........................................   $  2,588,541    $     41,265    $  1,007,533
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations incurred ..................   $         --    $         --    $    554,379
Supplemental Disclosures:
Purchase of Global Accessories, Ltd.
   Acquired cash ......................................   $    254,685    $       --      $       --
   Accounts receivable ................................        404,094            --              --
   Inventories ........................................        478,127            --              --
   Property, plant and equipment ......................         44,130            --              --
   Goodwill ...........................................      2,203,126            --              --
   Prepaid expenses ...................................         57,905            --              --
   Other assets .......................................         86,994            --              --
   Current liabilities ................................       (718,173)           --              --
                                                          ------------    ------------    ------------
                                                          $  2,810,888    $       --      $       --
                                                          ============    ============    ============


          See accompanying notes to consolidated financial statements.

                                   VANS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995

1. BUSINESS AND ORGANIZATION

  Vans, Inc. (the "Company") is a leading designer, manufacturer and distributor of a collection of high quality casual and active-casual footwear for men, women and children, as well as apparel and performance footwear for enthusiasts of outdoor sports such as skateboarding, snowboarding and BMX bicycling.

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

  On May 24, 1996, the Company completed its secondary offering of common stock (the "Offering"). In connection with the Offering, 2,700,000 shares of the Company's common stock were sold by the Company for net proceeds of approximately $47.7 million and 100,000 shares were sold by a stockholder of the Company. Additionally, 420,000 shares were sold by another selling stockholder to cover over-allotments. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. The Company used the net proceeds from the Offering to (i) repay $25.4 million of the outstanding principal amount of the Company's 9.6% senior notes due August 1, 1999 (the "Senior Notes"), including accrued interest and a makewhole amount resulting from the prepayment of the Senior Notes; (ii) repay $8.1 million outstanding under a secured line of credit (the "Secured Line of Credit") with a financial institution (see note 7); and (iii) increase working capital for the financing of inventory and accounts receivable.

  On May 9, 1996, the Company established a wholly-owned Hong Kong subsidiary, Vans Far East Limited ("VFEL"), and granted a worldwide license (excluding the United States) to VFEL to use the Company's trademark on and in connection with the manufacture and distribution of footwear. VFEL in turn, contracts with distributors for foreign countries.

  On November 20, 1996, the Company acquired 51% of the outstanding Common Shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction (the "Global Acquisition"). The Company will acquire the remaining 49% of the Global Shares over a five-year period commencing in approximately November 1997. The Global acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the fair market value of net assets acquired has been recorded as goodwill. The results of operations of Global have been included in the Company's consolidated statements of operations since the date of acquisition.

  The Company's customers are located primarily in the United States. However, there are customers located in a number of foreign countries (see note 13). The Company has entered into a partnership venture in Mexico City in which the Company owns 50.01%. The portion owned by the Company is a subsidiary operating under the name Vans Latinoamericana, S.A. de C.V. This subsidiary will be distributing shoes throughout Mexico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, Vans International, Inc., a foreign sales corporation ("FSC"), Vans Footwear International, Inc., Vans Far East Limited ("VFEL"), a wholly owned Hong Kong subsidiary, Global Accessories Limited, a 51.0%-owned subsidiary located in the United Kingdom, Vans Latinoamericana (Mexico), S.A. de C.V., a 50.01%-owned Mexican subsidiary, and Vans Shoes Outlets, Ltd., a Texas Limited Partnership of which the Company is a general partner. The Global acquisition has been accounted for under the purchase method of accounting, and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the fair market value of net assets acquired has been recorded as goodwill. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

  Foreign Currency Translation. The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in cumulative foreign currency translation adjustment, a separate component of stockholders' equity. Income and expense items are translated at a weighted average rate of exchange.

  Foreign Currency Contracts. Global Accessories Ltd. enters into foreign currency contracts from time to time to hedge against currency fluxuations for purchase of U.S. dollars. At May 31, 1997 the amount in foreign currency contracts approximated 546,000 pounds (approximately $895,700) Vans currently owns 51% of Global Accessories Ltd.

  Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

  Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method. Global uses the weighted average cost method.

  Goodwill. Goodwill is the cost in excess of fair value of the net assets acquired in both the Acquisition and the Global Acquisition (see note 1). Goodwill in the Acquisition represented trademarks, manufacturing know-how and dealer relationships and is being amortized on a straight-line basis over 30 years. Goodwill in the Global Acquisition represented dealer relationships and distribution know-how and is being amortized on a straight-line basis over 15 years.

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of SFAS No. 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured based on estimated fair value of assets determined to be impaired. The Company adopted SFAS No. 121 in the fourth quarter of fiscal 1995. Prior to the adoption of SFAS No. 121, the Company had used a similar approach for assessing the recoverability of goodwill based on operating income.

  Revenue Recognition. Revenue is recognized at the point of sale. For product manufactured outside the U.S., revenue is recognized when goods are accepted by the freight forwarder. This relates to those products that are shipped directly to the international customers.

  Property, Plant and Equipment. Property, plant and equipment are stated at cost, less depreciation and amortization and estimated loss on disposal. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:


                                                         YEARS
                                                         -----

Buildings and improvements.......................         5-31.5
Machinery and equipment..........................         5-10
Store fixtures and equipment.....................         5-7
Automobiles and trucks...........................         5-7
Computer, office furniture and equipment.........         3-7



Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

  Income Taxes. Income taxes are provided based upon the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Other Income.  Other income is comprised of the following:


                                                                            YEARS ENDED MAY 31,
                                                                ----------------------------------------------------
                                                                  1997                 1996                  1995
                                                                ---------            ----------           ----------
Royalty income...................................              $2,617,297            $1,791,800             $907,549

Rental income....................................                  36,373                72,718              117,437

Litigation recovery..............................                     --                    --               572,468
Other............................................                 129,001                67,987               24,532
                                                                ---------            ----------           ----------
                                                               $2,782,671            $1,932,505           $1,621,986
                                                                =========            ==========           ==========



  For the year ended May 31, 1995, the litigation recovery amount related primarily to the Company's claims against the bankruptcy estate of Drexel Burnham Lambert Inc. The claims alleged that, in connection with the Acquisition, Drexel had defrauded the Company into issuing shares of its common stock to a Drexel affiliate.

  Fair Value of Financial Instruments. In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of May 31, 1997, the fair value of all financial instruments approximated carrying value. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and related expenses and short-term borrowings approximates fair value because of the short term maturity of these financial instruments.

  Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has continued to measure compensation cost of employee stock option plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make pro forma disclosures of net earnings and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied (see note 11).

  Net Earnings (Loss) per Common Share. Primary earnings (loss) per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Common Stock during the year. Fully diluted earnings (loss) per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the higher of the average or ending market price of the Company's Common Stock during the year. The Company has granted certain options which have been treated as common share equivalents, when appropriate (see note 11).

  Recent Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The new statement is effective for both interim and annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

  Reclassifications. Certain amounts in the fiscal 1995 and 1996 consolidated financial statements have been reclassified to conform to the fiscal 1997 presentation.

3. RESTRUCTURING COSTS

  Prior to fiscal 1995, the Company manufactured all of its footwear at two domestic manufacturing facilities located in Southern California. As part of the Company's strategic redirection, in the first quarter of fiscal 1995 the Company began to source from South Korea its line of casual and performance footwear known as the International Collection. The success of the International Collection created a domestic manufacturing overcapacity problem for the Company which contributed to an overstock in domestic inventories. In the second quarter of fiscal 1995, the Company increased the inventory valuation allowance from $324,772 to approximately $600,000 in order to help mitigate the risks associated with increased inventory balances. In the third quarter of fiscal 1995, the Company took steps to adjust its U.S. production; however, customer demand for the International Collection continued to grow. In the fourth quarter of fiscal 1995, it first became apparent that domestic manufacturing workforce reductions would not be sufficient to address the increase in orders for the International Collection and the decrease in demand for domestically-produced footwear, and the Company determined that a plant closure would be required. Therefore, on May 30, 1995 the Board of Directors voted to close its Orange, California manufacturing facility and in July 1995, the Company closed its Orange, California manufacturing facility and recognized restructuring costs of $30.0 million, including $20.0 million of goodwill write-off related to manufacturing know-how eliminated with the plant closure, in the fourth quarter of fiscal 1995.

  At May 31, 1996, the restructuring cost liability of $1,751,000 included an estimated provision of $1,203,000 for involuntary termination benefits and $548,000 for costs to prepare the site for sale. In the third quarter of fiscal 1997, $1,200,000 of accrued workers' compensation claims related to the restructuring were transferred to Lumberman Mutual Casualty Company, in addition to the balance of the Company's accrued workers' compensation liability of $200,000, in connection with revocation of the Company's self insurance for workers' compensation (see note 6). The Company has no further liability for the transferred claims, subject to a per accident loss limit of $250,000 and an aggregate maximum of $3,500,000. The Company has paid approximately $1,751,000, $4,333,000 and $80,000 in costs related to the plant closure for the years ended May 31, 1997, 1996 and 1995, respectively.

4. INVENTORIES

  Inventories are comprised of the following:


                                                MAY 31,
                                   -------------------------------
                                       1997                 1996
                                   -----------         -----------
Raw materials.......                $1,743,660          $1,616,486
Work-in-process.....                    32,796              20,680
Finished goods......                23,322,239          17,763,478
                                   -----------         -----------
                                   $25,098,695         $19,400,644
                                   ===========         ===========



  Inventories at May 31, 1997 and 1996 are reduced by $744,686 and $600,000, respectively, to reflect the lower of cost or market valuation allowances.

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is comprised of the following:


                                                           MAY 31,
                                                 ----------------------------
                                                     1997           1996
                                                 ------------    ------------
Machinery and equipment ......................   $  5,323,677    $  4,660,509

Store fixtures and equipment .................      1,967,975       1,897,060

Automobiles and trucks .......................        989,054         722,025

Computers, office furniture and equipment ....      6,726,849       5,889,225

Leasehold improvements .......................      8,284,493       5,000,081

Less accumulated depreciation and amortization     (9,945,596)     (7,367,137)
                                                 ------------    ------------
                                                 $ 13,346,452    $ 10,801,763
                                                 ============    ============



  As of May 31, 1996 and 1995, respectively, land, building and equipment with a net book value of $7,713,523 and $9,183,771 related to the Orange, California manufacturing facility has been reclassified to property held for sale net of a $3,026,417 and $3,884,000 lower of cost or market adjustment (see note 3). As of May 31, 1997, the land and building with a net book value of $4,953,522 related to the Orange facility, which was up for sale in the prior year, was taken off the market and leased to third parties (see note 10). This amount is net of $4,090,133 accumulated depreciation. The amount of future rental income under noncancellable leases for this property is $2,562,200.

  Included in machinery and equipment and automobiles and trucks at May 31, 1997 and 1996 are $554,379 of assets held under capital leases. At May 31, 1997 and 1996, accumulated amortization of assets held under capital leases totaled $207,276 and $112,996, respectively (see note 10).

  Depreciation expense totaled $2,596,357, $2,398,729 and $2,977,573 for the years ended May 31, 1997, 1996 and 1995, respectively.

6. WORKERS' COMPENSATION

  On April 4, 1997, the Company transferred the liability associated with its self insurance plan for workers compensation claims to Lumbermans Mutual Casualty Company ("Lumbermans"), a subsidiary of Kemper Insurance Companies, at a cost of $1,400,000. Under the transfer, Lumbermans assumed responsibility for all existing and future claims related to the self insurance period up to an aggregate limit of $3,500,000. As a result of the transfer, Lumbermans replaced the Company in providing surety protection against the event of default in the payment of substantiated claims as required by California law. The revocation of self insurance was accepted by the State of California at that time. Included in other assets at May 31, 1996 was $680,000 of long-term marketable securities held collateralizing the surety bond.

7. CREDIT FACILITIES AND SHORT-TERM BORROWINGS

  The Company had a $6,000,000 unsecured line of credit, as amended, with a South Korean corporation, which was utilized to support product purchases. Assuming full utilization of the line, the Company paid an effective interest rate of 14.8% per annum on the debt, comprised of (i) an annual fee of 10.36% payable at the time of the first draw thereunder, and (ii) annual interest of 2.22% on the outstanding debt. Balances under the line were due within 60 days from the date of incurrence. The line expired on April 26, 1997 and was not renewed. At May 31, 1996, the Company had a $4,656,000 outstanding balance under the facility.

  The Company has a secured bank line of credit that was established in November 1996, which permits the Company to borrow amounts up to the lesser of eligible accounts receivable and inventory, or $20.0 million (the "Secured Line of Credit"). Interest is payable at the bank's prime rate plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). There were no outstanding borrowings under the secured line of credit at May 31, 1997. Under the agreement establishing the secured line of credit, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the bank's consent. At May 31, 1997, the Company was in compliance with all such covenants. The line expires on November 1, 1997.

  In March 1996, the Company obtained an additional secured credit facility from Ssangyong U.S.A. whereby Ssangyong U.S.A. financed the Company's purchases of snowboard boots (the "Snowboard Boot Facility"). Under the Snowboard Boot Facility, Ssangyong U.S.A. purchased, transported, warehoused, shipped and collected payment for the snowboard boots, and was reimbursed for the sum of:
(i) its out-of-pocket costs incurred in connection with the foregoing (the "Ssangyong Costs"); (ii) interest on the Ssangyong Costs at the prime rate established by Citibank N.A. from time to time; and (iii) a handling fee equal to 3.5% of the F.O.B. price of the boots purchased. The Snowboard Boot Facility was secured by a first priority security interest in the boot inventory and the accounts receivable resulting from sales thereof, and a second priority security interest in the Company's general intangibles. At no time could the sum of: (i) the outstanding balance of the Ssangyong Costs, plus (ii) aggregate outstanding letters of credit under the Snowboard Boot Facility, minus letters of credit opened by the Company's foreign distributors, exceed $7 million. The Snowboard Boot Facility expired on March 28, 1997 and was not renewed.

8. DEBT

  Long-term debt  at May 31, 1997 and 1996 consists of the following:


                                                               MAY 31,
                                                      --------------------------
                                                        1997              1996
                                                      --------          --------

12% note payable to Tavistock, due
   April 1999..............................           $467,198          $    --
Capitalized lease obligations with
   interest of 9.6 (see note 10)...........            340,147           441,383
                                                      --------          --------
                                                      $807,345          $441,383
Less:  Current portion                                 326,146            97,641
                                                      --------          --------
                                                      $481,199          $343,742
                                                      ========          ========





            The Company had $29,000,000 in 9.6% senior notes which were redeemed in conjunction with the Offering (see note 1). A makewhole amount of approximately $1,451,000 was paid to redeem the notes and approximately $241,000 of deferred financing costs related to the senior notes were written-off resulting in an extraordinary loss on early extinguishment of debt of approximately $1,015,000, net of a $677,000 income tax benefit.

            The Company's foreign owned subsidiary, Vans Latinoamericana maintains a two year 12% note payable to Tavistock, an equal partner in the joint venture. The loan by Tavistock is in accordance with the shareholders' agreement requiring Tavistock to provide the operating capital as needed in the form of a loan to Vans Latinoamericana. The borrowings, as defined in the shareholders' agreement, maintains that the rate of interest is not to exceed 12% and the term of the loan is not to exceed four years. Interest for the first six months has been waived. The loan is secured by the assets of Vans Latinoamericana.

9. INCOME TAXES

  Income tax expense (benefit) consists of the following:


                              YEARS ENDED MAY 31,
                ----------------------------------------
                   1997          1996           1995
                -----------   -----------    -----------
Current:
  U.S. Federal  $ 4,021,966   $   787,327    $(1,972,677)
  State .....     1,165,505       180,332          1,600
  Foreign ...       303,302          --             --
                -----------   -----------    -----------
                  5,490,773       967,659     (1,971,077)
                -----------   -----------    -----------

Deferred:
  U.S. Federal      393,413       878,624       (369,000)
  State .....       111,994       252,574       (120,000)
                -----------   -----------    -----------
                    505,407     1,131,198       (489,000)
                -----------   -----------    -----------
                $ 5,996,180   $ 2,098,857    $(2,460,077)
                ===========   ===========    ===========


  Total income tax expense (benefit) differed from amounts computed by applying the U.S. Federal statutory tax rate of 35% to earnings (loss) before income taxes, as a result of the following:


                                                       YEARS ENDED MAY 31,
                                            --------------------------------------------
                                               1997             1996            1995
                                            ------------    ------------    ------------
Computed "expected" tax expense (benefit)   $  5,857,234    $  1,783,927    $(13,462,282)

Write-off of goodwill ...................           --              --         6,800,000
                                            ------------    ------------    ------------

Compensation under stock option plans ...        (94,936)         (4,353)        (30,049)
Amortization of intangible assets .......        284,247         264,263         558,052

State franchise taxes, net of Federal
  benefit ...............................        821,368         276,333         (78,144)

Benefit from nontaxable FSC income ......           --           (31,960)        (88,400)

Increase (decrease) in valuation
  allowance .............................        107,454        (350,000)      3,499,000
Other ...................................          7,227         160,647         341,746


Tax effect of foreign operations ........       (986,414)           --              --
                                            ------------    ------------    ------------
                                            $  5,996,180    $  2,098,857    $ (2,460,077)
                                            ============    ============    ============


  The components of net deferred taxes as of May 31, 1997 and 1996 follow:


                                                       MAY 31,
                                                1997           1996
                                             -----------    -----------
Deferred tax assets:
  Accounts receivable ....................   $   524,343    $   496,800
  Inventories ............................       600,584        566,261
  Accrued workers' compensation ..........          --          348,116
  Restructuring costs ....................     1,205,432      2,068,527
  Intangibles ............................        67,537         88,154
  Accrued expenses .......................       541,753        172,204
  Compensation under stock option plans ..       162,090        176,310
  Tax credits and other carryforwards ....       154,715        142,047
                                             -----------    -----------
                                               3,256,454      4,058,419

  Valuation allowance ....................    (3,256,454)    (3,149,000)
                                             -----------    -----------
  Total deferred tax assets ..............          --          909,419
                                             -----------    -----------

Deferred tax liabilities:
  Property, plant and equipment ..........     1,285,538      1,774,344
  State franchise taxes ..................          --           20,931
  Intangibles ............................       225,556        245,342
Unremitted earnings of foreign sub-
  sidiaries                                      125,511           --
                                             -----------    -----------
  Total deferred tax liabilities .........     1,636,605      2,040,617
                                             -----------    -----------
  Net deferred tax liabilities ...........   $ 1,636,605    $ 1,131,198
                                             ===========    ===========


  The Internal Revenue Service ("IRS") is conducting an examination of the Company's Federal income tax return for the year ended May 31, 1995. The Company believes the ultimate resolution of the examination will not result in a material impact on the Company's financial position, results of operations or liquidity.

  The balance of the valuation allowance against deferred tax assets was increased by $107,454 during the year ended May 31, 1997. Based on the Company's current and historical pre-tax results of operations, net of the effects of restructuring costs, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of May 31, 1997.

10. COMMITMENTS AND CONTINGENCIES

  Litigation. On June 6, 1995, a class action lawsuit was filed in the Federal District Court for the Central District of California alleging violations of the Federal Securities laws by the Company and certain of its present and former officers and directors. On February 6, 1996, the Company reached an agreement to settle the class action lawsuit. The settlement provided for the Company's insurance carrier to pay $1,000,000, which comprised the entire settlement amount. The Company paid no portion of the settlement and admitted no liability in connection therewith. On July 22, 1996, the Court entered an order approving the settlement and dismissing the case with prejudice.

  The Company is involved as both plaintiff and defendant in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

  Capital Leases. The Company has capital leases for certain equipment at its distribution center. These leases were discounted using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations at May 31, 1997 are as follows:


1998 .............................................   $ 138,662
1999 .............................................     138,662
2000 .............................................     112,801
                                                     ---------
Total minimum obligations ........................     390,125
Less:  amounts representing interest .............     (49,978)
                                                     ---------
Present value of net minimum obligations .........     340,147
Less current portion .............................    (117,542)
                                                     ---------
Long-term obligations at May 31, 1997 (see note 8)   $ 222,605
                                                     =========


  The current portion of capital lease obligations is included in accounts payable in the accompanying balance sheets at May 31, 1997 and 1996.

  Operating Leases. Substantially all of the Company's retail stores, the distribution facility and the Vista manufacturing facility are leased under noncancelable operating leases having original terms in excess of one year. Certain leases are renewable and contain clauses for rent escalation. The future minimum rental payments under noncancelable operating leases are as follows at May 31, 1997:

1998 .................  $ 4,175,294
1999 .................    3,886,242
2000 .................    3,370,653
2001 .................    2,768,840
2002 .................    2,183,493
Thereafter ...........    6,243,096
                        -----------
                         22,627,618
Less:  Sublease income   (1,255,500)
                        -----------
                        $21,372,118
                        ===========

  Sublease income represents expected future income from the sublease of the Company's former Industry, California distribution facility to another distribution company.

  The Company's Orange Facility is leased to two unrelated third parties under separate lease agreements. The first party, CAPCO, leases approximately 71,400 square feet under a gross lease for a period of 5 years commencing November 1, 1996. Base rent of $19,000 is payable monthly. The second party, Orange Engineering, leases approximately 76,000 square feet under a triple net lease for a period of 5 years commencing April 1, 1997. Base rent of $24,000 is payable monthly.

  Future minimum lease payments receivable under noncancelable operating leasing arrangements as of May 31, 1997 are as follows:

1998                                                                  $523,000
1999                                                                   535,000
2000                                                                   558,520

2001                                                                   576,280
2002                                                                   369,400
                                                                    ----------
Net minimum future lease receipts                                   $2,562,200
                                                                    ==========



  The Company also leases certain other equipment on a month-to-month basis. Total rent expense incurred for the years ended May 31, 1997, 1996 and 1995 under all operating leases was approximately $5,830,000, $5,068,000 and $4,279,000, respectively.

  Included in rent expense for each of the years ended May 31, 1997, 1996 and 1995 is $36,000 for the rent of a retail store from The Group, a California general partnership whose partners are former shareholders of VDRC. The Company also incurred rent expense of $17,900, $17,900, and $18,700 for the years ended May 31, 1997, 1996 and 1995, respectively, for the lease of two retail stores owned by members of the immediate family of one of the founders of the Company. The Company also leases out space at the Orange Facility to third parties under noncancellable leases over a five year period. Another third party is subleasing the Distribution Center in the City of Industry under a three year noncancelable lease.

  Deferred Compensation Plan. The Company has established a deferred compensation plan for the benefit of Walter E. Schoenfeld, the Company's Chairman and former Chief Executive Officer, and his spouse. Under the plan, the Company has established a trust which will hold and disperse assets pursuant to the terms of the plan. The Company will, for a period of five years, deposit $200,000 per year with the trustee of the trust. The trust funds will be invested by the trustee in accordance with instructions given by the Company. Commencing in 2001 the trustee will pay Mr. Schoenfeld $100,000 per year from the trust funds. Such payments will continue for the remainder of Mr. Schoenfeld's life and then, will be paid to his spouse, if she survives him. During fiscal 1997, $175,152 was recorded as compensation expense. At May 31, 1997 the balance in deferred compensation was $175,152.

  Employment, Management and Consulting Agreements. At May 31, 1997, the Company had employment agreements with 15 officers that range from 1-3 years in duration and provide for minimum compensation levels. The minimum salaries payable subsequent to May 31, 1997 through the duration of these agreements is $2,394,000.

  For the years ended May 31, 1997, 1996 and 1995, the Company incurred approximately $1,927,000, $1,555,000, and $1,516,000, respectively, in employment and management expense under the above agreements which is included in cost of goods sold, selling and distribution, and general and administrative expenses in the accompanying consolidated statements of operations.

  The Company has entered into a management agreement, as amended, with a company owned by a significant stockholder of the Company. The agreement provides for a management fee aggregating $350,000 annually. Payments under this agreement are made monthly. The Company incurred management fee expenses of $350,000, $175,000 and $350,000 for the years ended May 31, 1997, 1996, and
1995, respectively. One-half of the Company's obligation under this agreement for the year ended May 31, 1996 was waived.

  License Agreements. The Company has commitments to pay minimum guaranteed royalties under license agreements for certain athletes aggregating approximately $702,000, $1,173,000, and $62,000 at May 31, 1997, 1996 and 1995,
respectively. These agreements range from 1-3 years in duration and are payable through July 31, 1997. Approximately $550,000, $276,000 and $214,000 were paid under license agreements during the years ended May 31, 1997, 1996 and 1995, respectively.

  Advertising Agreements. On June 1, 1995, the Company entered into an agreement with an advertising agency for advertising planning and support. The agreement required that the Company pay the agency a minimum of $180,000 annually. The agreement was terminated in February 1996.

  On December 16, 1996, the Company entered into an agreement with an advertising agency to serve as the Company's advertising agent. The agreement requires that the Company pay the advertising agency a monthly retainer of $12,000 during the 12-month term of the agreement.

  Foreign Currency Contracts. Global Accessories Ltd. enters into foreign currency contracts from time to time to hedge against currency fluctuations for purchase of U.S. dollars. At May 31, 1997 the amount in foreign currency contracts approximated 546,000 pounds. Vans currently owns 51% of Global Accessories Ltd.

  Letters of Credit. The Company utilizes letters of credit to back certain purchases of product. These instruments are subject to fees competitively determined in the marketplace. As of May 31, 1997, the Company had $5,379,825 in open letters of credit which had not been drawn against.

  Third Party Manufacturing. One manufacturer accounted for approximately 21% of all third-party shoes manufactured for the Company during the year ended May 31, 1997, and no manufacturer accounted for more than 10% of third-party shoes manufactured during fiscal 1996 and 1995.

11. STOCK OPTIONS

Stock Compensation Plans

  At May 31, 1997, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                             MAY 31,
                                        ---------------------
                                         1997          1996
                                        -------      --------
Net earnings
   As reported .................        $ 10,437     $ 3,148
   Pro forma ...................          10,207       3,072
Primary earnings per share
   As reported .................            0.76        0.30
   Pro forma ...................            0.74        0.29
Fully diluted earnings per share
   As reported .................            0.76        0.28
   Pro forma ...................            0.74        0.28


  The pro forma net earnings and per share amounts reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation, cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of four to six years and compensation cost for options granted prior to January 1, 1995 is not considered.

  In November 1991, the Board of Directors of the Company adopted a long-term incentive plan under which the Company may grant to key employees incentive stock options, and to directors and consultants nonqualified stock options to purchase up to 2,000,000 shares of the Company's common stock (plus any and all of the remaining shares available for grants of options under the 1988 Incentive Stock Option Plan) until November 2001 (the "1991 Long-Term Incentive Plan"). Stock options granted under the plan are exercisable in varying amounts over the ten year term of the options, and the vesting periods accelerate for certain options upon certain events, but all such options become fully vested no later than five years after the date of grant. The exercise price for each option is equivalent to no less than fair market value of the Company's common stock on the date the option was granted.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and fiscal 1996, respectively: expected volatility of 53% for both years; risk-free interest rates ranging from
5.82 to 6.62 for fiscal

1997 and 5.46 to 7.42 for fiscal 1996; assumed dividend yield of zero for both years; and expected lives of four and six years.

  A summary of the status of the Company's 1991 Long-Term Incentive Plan as of May 31, 1997 and 1996 and changes during the years then ended is presented below:


                                            1997                    1996
                                    ------------------       -------------------
                                             Weighted                 Weighted
                                    Shares    Average        Share     Average
Fixed Options                       (000)  Exercise Price    (000)  Exercise Price
                                    -----    ----------      -----     ---------
Outstanding at beginning of year    1,212        $ 6.16      1,344        $ 6.26
Granted ........................      465         12.38        426          7.11
Exercisd .......................     (324)         5.90       (271)         5.78
Forfeited ......................     (168)         5.25       (287)         8.01
                                    -----                    -----
Outstanding at end of year .....    1,185          8.88      1,212          6.16
Options exercisable at year-end       424                     366

Weighted average fair value of
options granted during the year                  $ 6.23                   $ 3.61


  The following table summarizes information about fixed stock options outstanding at May 31, 1997:


                                                 OPTIONS OUTSTANDING                                 OPTIONS   EXERCISABLE
                            -------------------------------------------------------------     --------------------------------------
                                 Options            Weighted Avg.                                Options
Range of Exercise            Outstanding at           Remaining            Weighted Avg.      Exercisable at          Weighted Avg.
Prices                        May 31, 1997         Contractual Life       Exercise Price       May 31, 1997          Exercise Price
------                          --------             -----------              --------         ------------           -------------
$6.00 to $11.25                  200,667                  5.8                $ 6.84               44,923                  $ 8.58
$4.50 to $6.88 .                 282,806                  7.7                $ 5.11              240,478                  $ 5.05
$4.25 to $12.75                  251,710                  8.4                $ 7.66              123,962                  $ 7.27
$11.00 to $19.12                 449,500                  9.6                $12.83               15,004                  $13.25
                               ---------                                                         -------
$4.25 to $19.12                1,184,683                  8.25               $ 8.88              424,367                  $ 6.36
                               =========                                                         =======


  Under separate non-qualified stock option agreements, the Company has granted options to purchase 256,140 shares of the Company's stock at an exercise price ranging from $.17 to $17.75 per share. The excess, if any, of the fair market value of the Company's stock at the date of grant over the exercise price of the option was considered unearned compensation which was amortized and charged to operations over the option's vesting period. As of May 31, 1997 and 1996, 582,536 and 561,046 options, respectively, had been exercised. At May 31, 1997, 22,960 share options were exercisable under these agreements.

  During the year ended May 31, 1993, the Board of Directors granted certain officers of the Company restricted stock awards representing an aggregate of 21,773 shares of common stock. The shares underlying the stock grants are outstanding at the date of grant. Generally, these shares become fully vested five years from the grant date and remain restricted and non-transferable until such date. During fiscal 1995, stock grants representing 4,000 shares were canceled and 4,000 shares were vested as part of a separation agreement. At May 31, 1997, stock awards representing 13,773 shares remain outstanding.

12. STOCKHOLDER RIGHTS PLAN

  On February 22, 1994, the Board of Directors of the Company unanimously adopted a Stockholder Rights Plan, pursuant to which it declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the common stock. In December 1996, the Board of Directors unanimously agreed to extend the Rights Plan to February 22, 2007, and change the price of each Right to $65.00.

  The Rights dividend was payable on March 8, 1994 to the holders of record of shares of common stock on that date. Each Right entitles the registered holder to purchase from the Company 1/100th of a share of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share, 1,500,000 shares authorized and no shares issued or outstanding at May 31, 1997 (the "Series A Preferred Stock"), at a price of $65.00 per 1/100th of a share, subject to adjustment.

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

  The Rights are not exercisable until the Distribution Date. The Rights will expire on February 22, 2007 (the "Scheduled Expiration Date"), unless prior thereto the Distribution Date occurs, or unless the Scheduled Expiration Date is extended.

  Each share of Series A Preferred Stock purchasable upon exercise of the Rights will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event the Company's assets are liquidated, the holders of the shares of Series A Preferred Stock will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The Rights Plan was ratified and approved by the Company's stockholders at the 1994 annual meeting of stockholders. The Rights Plan will be re-submitted to the stockholders at the 1997 annual meeting of stockholders for a non-binding vote.

13. EXPORT SALES

  Sales to foreign unaffiliated customers, by major country, were as follows:


                             YEARS ENDED MAY 31,
                 ---------------------------------------
                     1997         1996          1995
                 -----------   -----------   -----------
Germany ......   $ 5,446,000   $ 6,706,000   $ 1,699,000
Japan ........    11,704,000     6,188,000     5,544,000
France .......     5,154,000     2,895,000       360,000
United Kingdom     3,957,000     2,725,000     1,143,000
Canada .......     1,941,000     1,979,000       608,000
Panama .......     1,397,000       964,000          --
Mexico .......       385,000       394,000       915,000
Other ........    14,310,000     4,494,000     2,314,000
                 -----------   -----------   -----------
                 $44,294,000   $26,345,000   $12,583,000
                 ===========   ===========   ===========

                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Vans, Inc.:

            The audits referred to in our report dated July 18, 1997, included the related financial statement schedule as of May 31, 1997, and for each of the years in the three-year period ended May 31, 1997, incorporated by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We consent to incorporation by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. of our report dated July 18, 1997, relating to the consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1997, and the related schedule, which report appears in the May 31, 1997 annual report on Form 10-K of Vans, Inc.



KPMG Peat Marwick LLP



Orange County, California
August 29, 1997

                                   SCHEDULE II



                 Valuation and Qualifying Accounts and Reserves


                         Balance at
                        Beginning of       Charge to Cost                        Balance at
                           Period           and Expenses          Other         End of Period
Year end May 31, 1995:
Allowance for
doubtful accounts .....   $  671,102         $1,359,846        $(1,218,317)(a)     $  812,631

Lower of cost or market
valuation allowance ...   $  324,772         $  275,228        $         0         $  600,000

Year end May 31, 1996:
Allowance for
doubtful accounts .....   $  812,631         $  762,295        $  (427,582)(a)     $1,147,344

Lower of cost or market
valuation allowance ...   $  600,000         $        0        $         0         $  600,000

Year end May 31, 1997:

Allowance for
doubtful accounts .....   $1,147,344         $  710,611        $  (458,366)(a)(b)  $1,399,589

Lower of cost or market
valuation allowance ...   $  600,000         $        0        $   144,686 (b)     $  744,686


---------------------------------

(a)         Charge-off of uncollectible accounts receivable.

(b) Represents reserves established in connection with the acquisition of consolidated subsidiaries.