Form 10-K/A
period 1997-05-31
VANS INC
filed 1997-09-23
CIK 877273

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

    Sales to the Company's wholesale accounts on a worldwide basis increased 39.0% to $122.4 million in fiscal 1997, compared to $88.1 million for fiscal 1996. Within the Company's wholesale business, sales to national accounts increased 26.6% during fiscal 1997 to $78.1 million, compared to $61.7 million for fiscal 1996. Increased sales to existing accounts was the primary reason for the increase, as evidenced by a 25.6% increase in sales to the Company's top ten national accounts. Sales to international distributors increased 68.0% to $44.3 million for fiscal 1997, compared to $26.3 million for fiscal 1996. Increased sales to Japan, France and United Kingdom were the principal reasons for the increase.

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

    Minority Interest

    A minority interest of $302,000 was recorded in fiscal 1997 related to the Global Acquisition and the formation of Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana").

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

        General and administrative. General and administrative expenses decreased from $8.3 million in fiscal 1995 to $4.7 million in fiscal 1996, primarily due to the following: (i) $850,000 in separation payments which occurred in the fourth quarter of fiscal 1995; (ii) the departure of two senior executives in early fiscal 1996 who were not replaced; (iii) large decreases in consulting and legal expenses which were incurred in fiscal 1995 in connection with an attempt to unionize the Orange Facility; and (iv) the absence of significant executive search fees in fiscal 1996.

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

    The Company incurred a net cash outflow from financing activities of $314,000 for fiscal 1997, compared to a net cash inflow of $24.0 million for fiscal 1996. The outflows primarily related to the repayment of short-term borrowings, substantially offset by the net proceeds for the issuance of Common Stock. The net inflow of cash from financing activities for fiscal 1996 resulted primarily from the net proceeds of the Offering and short-term borrowings, offset by the repayment of the Company's 9.6% Senior Notes.

    Borrowings

    The Company has a secured line of credit (the "Secured Line of Credit") with Bank of the West (the "Bank"). The Secured Line of Credit permits the Company to borrow up to the lesser of eligible accounts receivable and inventory, or $20.0 million, and is secured by the Company's accounts receivables and inventories, other than snowboard boot accounts receivable and inventories. The Company pays interest on the debt incurred under the Secured Line of Credit at the prime rate established by the Bank from time to time, plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to

EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the agreement establishing the Secured Line of Credit, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. Debt incurred under the Secured Line of Credit is due and payable on November 1, 1997. At May 31, 1997, the Company had no funds drawn down under the Secured Line of Credit.

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

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        By:             VANS, INC.
                                            ----------------------------------
                                                       (Registrant)

                                                           NAME
                                            ----------------------------------

Date: September 23, 1997                By:       /s/ CRAIG E. GOSSELIN
                                            ----------------------------------
                                            Craig E. Gosselin
                                            Vice President and General Counsel

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

                                   VANS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Years Ended May 31,
                                                         1997             1996            1995
                                                     -------------    -------------    -------------
Net sales (note 13) ..............................   $ 159,390,654    $ 117,407,543    $  88,055,695
Cost of sales ....................................      96,690,956       71,095,123       60,339,890
                                                     -------------    -------------    -------------
  Gross profit ...................................      62,699,698       46,312,420       27,715,805
Operating expenses:
  Selling and distribution .......................      28,111,805       23,446,501       19,354,878
  Marketing, advertising and promotion ...........      13,162,123        8,281,129        5,439,077
  General and administrative .....................       6,085,415        4,699,240        8,291,129
  Restructuring costs (note 3) ...................            --               --         30,047,500
  Provision for doubtful accounts ................         710,611          762,295        1,359,846
  Amortization of intangibles ....................         836,021          777,245        1,641,328
                                                     -------------    -------------    -------------
          Total operating expenses ...............      48,905,975       37,966,410       66,133,758
                                                     -------------    -------------    -------------
          Earnings (loss) from operations ........      13,793,723        8,346,010      (38,417,953)
Interest income ..................................         597,045           79,302           81,634
Interest and debt expense ........................        (438,485)      (3,418,559)      (2,880,615)
Other income (note 2) ............................       2,782,671        1,932,505        1,621,986
                                                     -------------    -------------    -------------
  Earnings (loss) before income taxes, minority
     interest in income of consolidated
     subsidiaries and extraordinary item .........      16,734,954        6,939,258      (39,594,948)
Income tax expense (benefit)(note 9) .............       5,996,180        2,775,822       (2,460,077)
                                                     -------------    -------------    -------------
Earnings (loss) before minority interest in
     income of consolidated subsidiaries
     and extraordinary item ......................      10,738,774        4,163,436      (37,134,871)
Minority interest in income of consolidated
     subsidiaries ................................         301,917             --               --
                                                     -------------    -------------    -------------
Earnings (loss) before extraordinary item ........      10,436,857        4,163,436      (37,134,871)
Extraordinary loss on early extinguishment of
  debt, net of income tax benefit of $676,965
  (note 8) .......................................            --          1,015,448             --
                                                     -------------    -------------    -------------
Net earnings (loss) ..............................   $  10,436,857    $   3,147,988    $ (37,134,871)
                                                     =============    =============    =============
Per share information (note 2):
  Primary:
     Earnings (loss) before extraordinary
       item ......................................   $         .76    $         .40    $       (3.86)
     Extraordinary item ..........................            --               (.10)            --
                                                     -------------    -------------    -------------
     Net earnings (loss) .........................   $         .76    $         .30    $       (3.86)
                                                     =============    =============    =============
     Weighted average common and common
       equivalent shares .........................      13,805,000       10,405,993        9,611,204
  Fully diluted:
     Earnings (loss) before extraordinary
       item ......................................   $         .76    $         .37    $       (3.86)
     Extraordinary item ..........................            --               (.09)            --
                                                     -------------    -------------    -------------
     Net earnings (loss) .........................   $         .76    $         .28    $       (3.86)
                                                     =============    =============    =============
     Weighted average common and common
       equivalent shares .........................      13,748,375       11,149,961        9,611,204


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

                                   VANS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995

1. BUSINESS AND ORGANIZATION

  Vans, Inc. (the "Company") is a leading designer, manufacturer and distributor of a collection of high quality casual and active-casual footwear for men, women and children, as well as apparel and performance footwear for enthusiasts of alternative sports such as skateboarding, snowboarding and BMX mountain biking.

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

  On May 24, 1996, the Company completed its secondary offering of common stock (the "Offering"). In connection with the Offering, 2,700,000 shares of the Company's common stock were sold by the Company for net proceeds of approximately $47.7 million and 100,000 shares were sold by a stockholder of the Company. Additionally, 420,000 shares were sold by another selling stockholder to cover over-allotments. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. The Company used the net proceeds from the Offering to: (i) repay $25.4 million of the outstanding principal amount of the Company's 9.6% senior notes due August 1, 1999 (the "Senior Notes"), including accrued interest and a makewhole amount resulting from the prepayment of the Senior Notes; (ii) repay $8.1 million outstanding under a secured line of credit (the "Secured Line of Credit") with a financial institution (see note 7); and (iii) increase working capital for the financing of inventory and accounts receivable.

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

  The Company's customers are located primarily in the United States. However, there are customers located in a number of foreign countries (see note 13). The Company has entered into a partnership venture in Mexico City in which the Company owns 50.01%. The portion owned by the Company is a subsidiary operating under the name Vans Latinoamericana (Mexico), S.A. de C.V. This subsidiary will be distributing shoes throughout Mexico.

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

  Foreign Currency Contracts. Global Accessories Limited enters into foreign currency contracts from time to time to hedge against currency fluxuations for purchase of U.S. dollars. At May 31, 1997 the amount in foreign currency contracts approximated 546,000 pounds (approximately $895,700). The Company currently owns 51% of Global Accessories Limited.

  Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

  Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out ("FIFO") method. Global uses the weighted average cost method.

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

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of SFAS No. 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured based on estimated fair value of assets determined to be impaired. The Company adopted SFAS No. 121 in the fourth quarter of fiscal 1995. Prior to the adoption of SFAS No. 121, the Company had used a similar approach for assessing the recoverability of goodwill based on operating income.

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

  Recent Accounting Pronouncements. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128.

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
                                                 ============    ============



  As of May 31, 1996 and 1995, respectively, land, building and equipment with a net book value of $7,713,523 and $9,183,771 related to the Orange, California manufacturing facility has been reclassified to property held for sale net of a $3,026,417 and $3,884,000 lower of cost or market adjustment (see note 3). As of May 31, 1997, land and building with a net book value of $4,953,522 related to the Orange facility, which was up for sale in the prior year and was taken off the market and leased to third parties (see note 10). This amount is net of $4,090,133 accumulated depreciation. The amount of future rental income under noncancelable leases for this property is $2,562,200.

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

  In March 1996, the Company obtained an additional secured credit facility from Ssangyong U.S.A. whereby Ssangyong U.S.A. financed the Company's purchases of snowboard boots (the "Snowboard Boot Facility"). Under the Snowboard Boot Facility, Ssangyong U.S.A. purchased, transported, warehoused, shipped and collected payment for the snowboard boots, and was reimbursed for the sum of:
(i) its out-of-pocket costs incurred in connection with the foregoing (the "Ssangyong Costs"); (ii) interest on the Ssangyong Costs at the prime rate established by Citibank N.A. from time to time; and (iii) a handling fee equal to 3.5% of the F.O.B. price of the boots purchased. The Snowboard Boot Facility was secured by a first priority security interest in the boot inventory and the accounts receivable resulting from sales thereof, and a second priority security interest in the Company's general intangibles. At no time could the sum of: (i) the outstanding balance of the Ssangyong Costs, plus (ii) aggregate outstanding letters of credit under the Snowboard Boot Facility, minus letters of credit opened by the Company's foreign distributors, exceed $7.0 million. The Snowboard Boot Facility expired on March 28, 1997 and was not renewed.

8. DEBT

  Long-term debt  at May 31, 1997 and 1996 consists of the following:


                                                               MAY 31,
                                                      --------------------------
                                                        1997              1996
                                                      --------          --------

12% note payable to Tavistock, due
   April 1999..............................           $467,198          $    --
Capitalized lease obligations with
   interest of 9.6% (see note 10)..........            340,147           441,383
                                                      --------          --------
                                                      $807,345          $441,383
Less:  Current portion                                 326,146            97,641
                                                      --------          --------
                                                      $481,199          $343,742
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

            The Company's foreign owned subsidiary, Vans Latinoamericana, maintains a two year 12% note payable to Tavistock, an equal partner in the joint venture. The loan by Tavistock is in accordance with the shareholders' agreement requiring Tavistock to provide the operating capital as needed in the form of a loan to Vans Latinoamericana. The borrowings, as defined in the shareholders' agreement, maintains that the rate of interest is not to exceed 12% and the term of the loan is not to exceed four years. Interest for the first six months has been waived. The loan is secured by the assets of Vans Latinoamericana.

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

  The Company's Orange Facility is leased to two unrelated third parties under separate lease agreements. The first party, CAPCO, leases approximately 71,400 square feet under a gross lease for a period of 5 years commencing November 1, 1996. Base rent of $19,000 is payable monthly. The second party, Orange Engineering, leases approximately 76,000 square feet under a triple net lease for a period of five years commencing April 1, 1997. Base rent of $24,000 is payable monthly.

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

  Included in rent expense for each of the years ended May 31, 1997, 1996 and 1995 is $36,000 for the rent of a retail store from The Group, a California general partnership whose partners are former shareholders of VDRC. The Company also incurred rent expense of $17,900, $17,900, and $18,700 for the years ended May 31, 1997, 1996 and 1995, respectively, for the lease of two retail stores owned by members of the immediate family of one of the founders of the Company. The Company also leases out space at the Orange Facility to third parties under noncancelable leases over a five year period, as described above. Another third party is subleasing the distribution center in the City of Industry under a three year noncancelable lease.

  Deferred Compensation Plan. The Company has established a deferred compensation plan for the benefit of Walter E. Schoenfeld, the Company's Chairman and former Chief Executive Officer, and his spouse. Under the plan, the Company has established a trust which will hold and disperse assets pursuant to the terms of the plan. The Company will, for a period of five years, deposit $200,000 per year with the trustee of the trust. The trust funds will be invested by the trustee in accordance with instructions given by the Company. Commencing in 2001 the trustee will pay Mr. Schoenfeld $100,000 per year from the trust funds. Such payments will continue for the remainder of Mr. Schoenfeld's life and then will be paid to his spouse, if she survives him. During fiscal 1997, $175,152 was recorded as compensation expense. At May 31, 1997 the balance in deferred compensation was $175,152.

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

  License Agreements. The Company has commitments to pay minimum guaranteed royalties under license agreements for certain athletes aggregating approximately $702,000, $1,173,000, and $62,000 at May 31, 1997, 1996 and 1995,
respectively. These agreements range from 1-3 years in duration and are payable through July 31, 2000. Approximately $550,000, $276,000 and $214,000 were paid under license agreements during the years ended May 31, 1997, 1996 and 1995, respectively.

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

  Foreign Currency Contracts. Global Accessories Limited enters into foreign currency contracts from time to time to hedge against currency fluctuations for purchase of U.S. dollars. At May 31, 1997 the amount in foreign currency contracts approximated 546,000 pounds (approximately $895,700). The Company currently owns 51% of Global Accessories Limited.

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

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and fiscal 1996, respectively: expected volatility of 53% for both years; risk-free interest rates ranging from 5.82% to 6.62% for fiscal

1997 and 5.46% to 7.42% for fiscal 1996; assumed dividend yield of zero for both years; and expected lives of four and six years.

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

13. EXPORT SALES

  Sales to foreign unaffiliated customers, by major country, were as follows:


                             YEARS ENDED MAY 31,
                 ---------------------------------------
                     1997         1996          1995
                 -----------   -----------   -----------
Japan ........    11,704,000     6,188,000     5,544,000
Germany ......   $ 5,446,000   $ 6,706,000   $ 1,699,000
France .......     5,154,000     2,895,000       360,000
United Kingdom     3,957,000     2,725,000     1,143,000
Canada .......     1,941,000     1,979,000       608,000
Panama .......     1,397,000       964,000          --
Switzerland...     1,072,000       575,000       165,000
Other ........    13,623,000     4,313,000     3,064,000
                 -----------   -----------   -----------
                 $44,294,000   $26,345,000   $12,583,000
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