Form 10-Q
period 1997-08-30
VANS INC
filed 1997-10-14
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   ----------

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended August 30, 1997 or

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

                                 Not applicable
              (Former Name, Former Address and Formal Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,299,188 shares of Common Stock, $.001 par value, as of October 10, 1997.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         AUGUST 30, 1997 AND MAY 31, 1997

                                                                                  AUGUST 30,             MAY 31,
                                                                                     1997                 1997
                                                                                 -------------       -------------
                             ASSETS
Current assets:
Cash                                                                             $  11,127,980       $  15,350,175
Accounts receivable, net of allowance for doubtful accounts of $1,435,078
and $1,399,589 at August 30, 1997 and May 31, 1997, respectively                    33,027,545          24,390,794
Inventories                                                                         28,692,277          25,098,695
Prepaid expenses                                                                     2,693,216           2,960,435
                                                                                 -------------       -------------
                 Total current assets                                               75,541,018          67,800,099
Property, plant and equipment, net                                                  14,481,453          13,346,452
Property held for lease                                                              4,917,522           4,953,522
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $33,809,069 and $33,580,138 at August 30, 1997
and May 31,
1997, respectively                                                                  17,746,900          17,862,389
Other assets                                                                         2,838,288           1,861,808
                                                                                 -------------       -------------
                  Total Assets                                                   $ 115,525,181       $ 105,824,270
                                                                                 =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                            $   8,213,347       $   3,684,419
Accounts payable                                                                     4,773,927           4,906,192
Accrued payroll and related expenses                                                 2,160,667           2,047,509
Accrued interest                                                                        31,000                  --
Income taxes payable                                                                 4,142,821           3,763,727
                                                                                 -------------       -------------
              Total current liabilities                                             19,321,762          14,401,847
                                                                                 -------------       -------------
Deferred income taxes                                                                2,068,627           1,636,605
Capital lease obligation                                                               249,194             222,605
Long term debt                                                                         469,249             258,594
                                                                                 -------------       -------------
                Total Liabilities                                                   22,108,832          16,519,651
                                                                                 -------------       -------------

Minority interest                                                                    1,017,906           1,022,893

Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 13,203,401 and
13,166,947 shares issued and outstanding at August 30, 1997 and
May 31, 1997, respectively                                                              13,203              13,167
Cumulative foreign translation adjustment                                               25,523             123,919
Additional paid-in capital                                                         101,373,471         101,113,448
Stock subscriptions                                                                         --              (4,500)
Accumulated surplus/(deficit)                                                       (9,013,754)        (12,964,308)
                                                                                 -------------       -------------
           Total Shareholders' Equity                                               92,398,443          88,281,726

                                                                                 -------------       -------------
Total Liabilities & Shareholders' Equity                                         $ 115,525,181       $ 105,824,270
                                                                                 =============       =============

                                   VANS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            THIRTEEN WEEKS ENDED AUGUST 30, 1997 AND AUGUST 31, 1996


                                                               THIRTEEN WEEKS ENDED
                                                           AUGUST 30,         AUGUST 31,
                                                             1997                1996
                                                         ------------       ------------
Net sales                                                $ 53,955,195       $ 43,956,181
Cost of sales                                              32,187,000         26,404,785
                                                         ------------       ------------

      Gross profit                                         21,768,195         17,551,396

Operating expenses:
    Selling and distribution                                8,871,313          6,938,327
    Marketing, advertising and promotion                    5,335,163          3,945,743
    General and administrative                              1,709,071          1,534,255
    Provision for doubtful accounts                           127,500            238,885
    Amortization of intangibles                               228,931            190,645
                                                         ------------       ------------

      Total operating expenses                             16,271,978         12,847,855
                                                         ------------       ------------

      Earnings from operations                              5,496,217          4,703,541

Interest income                                               111,781            101,836
Interest and debt expense                                     (67,525)          (192,009)
Other income                                                  775,271            438,505
                                                         ------------       ------------

      Earnings before taxes and extraordinary items         6,315,744          5,051,873

Income tax expense                                          2,222,186          1,970,230

Minority interest                                             143,004                  -

                                                         ============       ============
Net earnings                                             $  3,950,554       $  3,081,643
                                                         ============       ============

Per share information:
     Net earnings per share                              $       0.29       $       0.23
                                                         ============       ============
Weighted average common and common
  equivalent shares (Note 3)                               13,814,033         13,646,973

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 AUGUST 30, 1997


                                                                             AUGUST 30,        AUGUST 30,
                                                                               1997              1996
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $  3,950,554       $  3,081,643
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                              956,555            814,889
    Provision for losses on accounts receivable and sales returns              127,500            415,366
    Changes in assets and liabilities:
             Accounts receivable                                            (8,509,251)        (5,172,768)
             Inventories                                                    (3,593,582)        (3,448,990)
             Deferred income taxes                                                   -                  -
             Prepaid expenses                                                  267,219            804,117
             Other assets                                                     (412,742)          (121,252)
             Accounts payable                                                 (132,265)           882,091
             Accrued payroll and related expenses                              113,158           (573,493)
             Accrued workers' compensation                                           -           (233,963)
             Restructuring costs                                                     -           (254,639)
             Accrued interest                                                   31,000                  -
             Income taxes payable                                              379,094          1,002,571
                                                                          ------------       ------------
                 Net cash provided by (used in) operating activities        (6,822,760)        (2,804,428)
                                                                          ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                  (1,825,659)          (410,613)
Proceeds from sale of property, plant and equipment                                  -                  -
Investments in companies and intangibles                                      (563,738)                 -
                                                                          ------------       ------------
                 Net cash used in investing activities                      (2,389,397)          (410,613)
                                                                          ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on short term borrowings                                 4,528,928         (3,178,398)
Proceeds (payments) on capital lease obligations                                26,589             (9,516)
Proceeds (payments) on long term debt                                          210,655                  -
Proceeds from issuance of common stock, net                                    264,559            540,093
                                                                          ------------       ------------
                 Net cash provided by (used in) financing activities         5,030,731         (2,647,821)
                 Effect of exchange rate on cash                               (40,769)                 -
                 Net increase in cash and cash equivalents                  (4,222,195)        (5,862,862)
Cash and cash equivalents, beginning of period                              15,350,175         14,233,352
                                                                          ------------       ------------
Cash and cash equivalents, end of period                                  $ 11,127,980       $  8,370,490
                                                                          ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest                                                              $     36,525       $    188,635
    Income taxes                                                          $  1,829,400       $    973,090

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

      Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.    Inventories are comprised of the following:

                                          August 30, 1997   May 31, 1997
                                          ------------       ------------
          Raw materials                   $  1,969,059       $  1,743,660
          Work-in-process                      151,832             32,796
          Finished goods                    27,441,758         24,067,041
                                          ------------       ------------
                                            29,562,649         25,843,497
          Less:  Valuation allowance          (870,372)          (744,802)
                                          ------------       ------------
                                          $ 28,692,277       $ 25,098,695
                                          ============       ============

3. Primary earnings per share are equal to fully diluted earnings per share for the thirteen weeks ended August 30, 1997 and August 31, 1996.

4. During Q2 Fiscal 1997, the Company acquired a 51% interest in Global Accessories Limited., an international distributor based in the United Kingdom ("Global Accessories"). The purchase price of $2,811,000 consisted of the issuance of 170,000 shares of the Company's common stock and related acquisition costs in exchange for 51% of the common shares of Global Accessories. The excess of cost over the fair value of $2,203,000 of the net assets acquired (based on the Company's preliminary purchase price allocation) is reflected as excess of cost over the fair value of net assets acquired in the August 30, 1997 condensed consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, as well as those discussed under the caption "Certain Considerations" on pages 9 to 12 of the Company's Annual Report on Form 10-K for the year ended May 31, 1997, which is filed with the Securities and Exchange Commission.

OVERVIEW

           The Company is a leading designer, manufacturer and distributor of high quality stylish-casual and active-casual footwear and apparel, as well as performance footwear for enthusiast sports such as skateboarding, snowboarding, surfing, wakeboarding, BMX racing, and mountain bike racing, under the brand name "VANS"*. The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was acquired by the Company in February 1988 in a series of related transactions for a total cost (including assumed liabilities) of $74.4 million. VDRC was merged with and into the Company in August 1991 at the time of the Company's initial public offering.

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED AUGUST 30, 1997 ("Q1 FISCAL 1998") VERSUS THE THIRTEEN-WEEK PERIOD ENDED AUGUST 31, 1996 ("Q1 FISCAL 1997")

NET SALES

           Net sales for Q1 Fiscal 1998 increased 22.7% to $53,955,000, compared to $43,956,000 for the same period in Fiscal 1997. The sales increase was primarily driven by increases in all of the Company's sales channels, as discussed below.

           Sales to the Company's wholesale accounts on a worldwide basis increased 21.1% to $41,206,000 during Q1 Fiscal 1998, compared to $34,032,000 during Q1 Fiscal 1997. Within the Company's wholesale business, sales to national accounts increased 3.0% during Q1 Fiscal 1998 to $23,750,000, compared to $23,050,000 for the comparable period of Fiscal 1997, primarily as a result of the addition of new accounts, including The Sports Authority and Kohl's. Sales to international distributors increased 58.9% to $17,456,000 for Q1 Fiscal 1998, compared to $10,982,000 for the same period a year ago. Increased sales to Japan, France, Germany and Australia were the principal reasons for the increase.

           Sales through the Company's 85-store retail chain increased 28.5% to $12,749,000 in Q1 Fiscal 1998 from $9,924,000 for Q1 Fiscal 1997. Comparable store sales (sales at stores open one year or more) were up 19.7% for the quarter. All store-types showed comparable store sales increases during Q1 Fiscal 1998, compared to the same period last year.



-------------------------------
* VANS is a registered trademark of Vans, Inc.

GROSS PROFIT

           Gross profit increased 24.0% to $21,768,000 in Q1 Fiscal 1998 from $17,551,000 in the same period of Fiscal 1997. As a percentage of net sales, gross profit increased to 40.3% for Q1 Fiscal 1998 from 39.9% for the same period of Fiscal 1997. The increase in gross profit as a percentage of net sales was primarily due to: (i) increased sales through the Company's retail stores;
(ii) a shift in mix within the national sales channel from department and national retail accounts to independent retailers; and (iii) improved margins on sales of snowboard boots.

EARNINGS FROM OPERATIONS

           Earnings from operations increased 16.9% to $5,496,000 in Q1 Fiscal 1998 from $4,704,000 in the same period of Fiscal 1997. Operating expenses in Q1 Fiscal 1998 increased to $16,272,000 from $12,848,000 in Q1 Fiscal 1997, primarily due to a $1,933,000 increase in selling and distribution expense and a $1,389,000 increase in marketing, advertising and promotion expenses, each as discussed below. As a percentage of net sales, operating expenses increased slightly to 30.2% from 29.2%, on a period-to-period basis.

           Selling and distribution. Selling and distribution expenses increased 27.9% to $8,871,000 in Q1 Fiscal 1998 from $6,938,000 in Q1 Fiscal 1997, primarily due to: (i) costs associated with increased personnel to support the Company's sales growth and the addition of the Company's apparel division; (ii) increases in commission expenses resulting from a shift in mix within the national sales channel from department and national retail accounts to independent retailers; (iii) increases in travel and other operating costs for both retail and distribution center operations due to higher sales volume; and
(iv) operating costs related to the Company's United Kingdom subsidiary, Global Accessories Limited ("Global"), and the establishment of the Company's subsidiary for Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), which are included in the Company's consolidated financial statements.

           Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 35.2% to $5,335,000 in Q1 Fiscal 1998 from $3,946,000 in Q1 Fiscal 1997, primarily due to the recognition of advertising and promotional expenses related to sponsorship of the Vans Warped Tour '97, which took place during the summer months, and higher print and television advertising expenditures related to back-to-school promotions.

           General and administrative. General and administrative expenses increased 11.4% from $1,534,000 in Q1 Fiscal 1997 to $1,709,000 in Q1 Fiscal 1998, but decreased as a percentage of net sales, on a period-to-period basis from 3.5% to 3.2%. The increase was primarily due to the cost of: (i) increased personnel to support the Company's sales growth; (ii) the addition of rent expense associated with the Company's new corporate offices in Santa Fe Springs, California (the "Santa Fe Springs Facility"); and (iii) increases in depreciation expenses associated with new equipment and tenant improvements for such offices and the Company's new distribution center, also located at the Santa Fe Springs Facility.

           Provision for doubtful accounts. The amount that was provided for bad debt expense in Q1 Fiscal 1998 was $128,000 versus $239,000 in Q1 Fiscal 1997, due to significant improvements in the management of past due accounts.

INTEREST INCOME

           Interest income is primarily derived from the investment of a portion of the net proceeds from the Company's May 1996 public offering of common stock (the "Offering") and the investment of surplus operating cash.

INTEREST AND DEBT EXPENSE

           Interest expense decreased to $68,000 in Q1 Fiscal 1998 from $192,000 in Q1 Fiscal 1997 due to the Company's use of operating capital to finance its snowboard boot line, which had been financed by a third party during Q1 Fiscal 1997.

OTHER INCOME

           Other income increased 76.8% to $775,000 in Q1 Fiscal 1998 from $438,000 in the same period of Fiscal 1997 primarily due to an increase in royalties from the licensing of the Company's trademarks, and the receipt of an income distribution from the entity which owns the Vans Warped Tour.

INCOME TAX EXPENSE (BENEFIT)

           Income tax expense increased to $2,222,000 in Q1 Fiscal 1998 from $1,970,000 for Q1 Fiscal 1997 as a result of the higher earnings discussed above.

MINORITY INTEREST

           Minority interest related to Global and the formation of Vans Latinoamericana, neither of which was included in the Company's consolidated financial statements for Q1 Fiscal 1997.

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

           The Company experienced an outflow of cash from operating activities of $6,823,000 during Q1 Fiscal 1998, compared to an outflow of $2,804,000 for Q1 Fiscal 1997. Cash used in operations was primarily the result of: (i) an increase in net accounts receivable to $33,028,000 at August 30, 1997 from $24,391,000 at May 31, 1997, as described below; and (ii) an increase in net inventory to $28,692,000 at August 30, 1997 from $25,099,000 at May 31, 1997, as described below. Cash outflow from operating activities was partially offset by decreases in prepaid expenses and increases in income taxes payable.

           The Company incurred a net cash outflow from investing activities of $2,390,000 for Q1 Fiscal 1998, compared to a net cash outflow of $411,000 in Q1 Fiscal 1997. These outflows were primarily due to tenant improvements to the Company's new distribution center at the Santa Fe Springs Facility, capital expenditures related to new retail store openings, and the payment of $305,000 for the purchase of the assets associated with the Triple Crown of Surfing competition.

           The Company incurred a net cash inflow in financing activities of $5,031,000 for Q1 Fiscal 1998, compared to a net cash outflow of $2,648,000 for the same period in Fiscal 1997, primarily due to short-term borrowings under the Secured Line of Credit. See "-- Borrowings" below.

           Accounts receivable, net of allowance for doubtful accounts, increased 35.4% to $33,028,000 at August 30, 1997 from $24,391,000 at May 31,
1997. This increase was primarily due to the increase in sales during Q1 Fiscal 1998, as discussed above, the timing of such sales, and increased sales to accounts in the Eastern United States which receive payment terms of an additional 15 days. Inventories increased 14.3% from $25,099,000 to $28,692,000 during the same period due to: (i) an increased average cost of finished goods resulting from a product mix shift to include higher-cost imported shoes and snowboard boots; (ii) an increased number of finished goods held for sale at the Company's retail stores in order to improve in-stock selection and availability for the back-to-school period; (iii) an increased number of wholesale finished goods held to support increased wholesale sales levels; and (iv) the addition of inventories related to the acquisition of Global and the establishment of Vans Latinoamericana.

BORROWINGS

           The Company has a secured line of credit (the "Secured Line of Credit") with Bank of the West (the "Bank"). The Secured Line of Credit permits the Company to borrow up to the lesser of eligible accounts receivable and inventory, or $20.0 million, and is secured by the Company's accounts receivable and inventory, other than snowboard boot accounts receivable and inventory. The Company pays interest on the debt incurred under the Secured Line of Credit at the prime rate established by the Bank from time to time, plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the agreement establishing the Secured Line of Credit, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. Debt incurred under the Secured Line of Credit is due and payable on November 1, 1997. The Company is currently in negotiations with the Bank to extend the Secured Line of Credit. At August 30, 1997, the Company had no funds drawn down under the Secured Line of Credit.

CURRENT CASH POSITION

           The Company's cash position was $11,128,000 as of August 30, 1997, compared to $15,350,000 at May 31, 1997. The Company's cash position was, in fiscal years 1995 and 1996, adversely impacted by increased working capital requirements caused by the rapid sales growth of imported footwear. There are greater timing differences between the payment for imported goods and the receipt of cash from sales of such goods than if produced domestically. Additionally, because payment terms in the ski and snow industry are longer than the Company's traditional distribution channels, there are even greater timing differences between payment for the Company's line of snowboard boots and the receipt of cash from sales of such boots.

           Notwithstanding the foregoing, for the next 24 months, the Company believes that cash from operations, together with borrowings from the Secured Line of Credit (which the Company anticipates, but cannot assure, will be renewed as it matures), should be sufficient to meet its working capital needs.
NOTE: THE PREVIOUS SENTENCE IS A FORWARD-LOOKING STATEMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE: (I) THE COMPANY'S RATE OF GROWTH; (II) THE COMPANY'S PRODUCT MIX BETWEEN IMPORTED FOOTWEAR, SNOWBOARD BOOTS AND
DOMESTICALLY-PRODUCED FOOTWEAR; (III) THE COMPANY'S ABILITY TO EFFECTIVELY MANAGE ITS INVENTORY LEVELS; (IV) TIMING DIFFERENCES IN PAYMENT FOR THE COMPANY'S FOREIGN-SOURCED PRODUCT, WHICH ARE DISCUSSED IN THE FOREGOING PARAGRAPH; (V) THE INCREASED UTILIZATION OF LETTERS OF CREDIT FOR PURCHASES OF FOREIGN-SOURCED PRODUCT; AND (VI) TIMING DIFFERENCES IN PAYMENT FOR PRODUCT WHICH IS SOURCED FROM COUNTRIES WHICH HAVE LONGER SHIPPING LEAD TIMES, SUCH AS CHINA.

CAPITAL EXPENDITURES

           In the remainder of Fiscal 1998, the Company plans to open three to seven retail stores at an estimated aggregate cost of $295,000 - $615,000, and remodel seven to nine existing retail stores at an estimated aggregate cost of $620,000 - $860,000. The new store additions will consist primarily of factory outlet stores and will be opened at various times throughout the Fiscal year.
At the same time, the Company will continue to evaluate and close non-performing stores.

           During Q4 Fiscal 1997, the Company completed the move of its corporate offices to the Santa Fe Springs Facility. In the first month of Fiscal 1998, the Company relocated its distribution center to the same Facility. The Company incurred capital expenditures of approximately $1.0 million in Q1 Fiscal 1998 relating to new equipment and certain tenant improvements for such Facility. The Company anticipates that it will make additional capital expenditures of approximately $100,000 for such Facility during the balance of Fiscal 1998.

           The Company continues to explore other projects which may involve capital expenditures. While it is still too early to estimate the depth of such expenditures, the Company does not anticipate a significant increase in the level of capital expenditures for the balance of Fiscal 1998.

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

SEASONALITY

           The footwear industry is characterized by significant seasonality of net sales and results of operations. Historically, the Company's business has been moderately seasonal, with the largest percentage of sales realized in the first fiscal quarter (June through August), the so-called "back to school" months. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots have historically been strongest in the first and second fiscal quarters. As the Company increases its international sales and experiences changes in product mix, it believes that future quarterly results will vary from historical trends. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of the timing of holidays, weather, timing of shipments, product mix, cost of materials and the mix between wholesale and retail channels. Because of such fluctuations, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER MATTERS

           Executive Officer Changes. Effective as of October 3, 1997, John T. Dickinson resigned as the Company's Vice President - International Sales and Licensing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

           27    Financial Data Schedule

           (b)   Reports on 8-K.

           The Company filed no Reports on Form 8-K during the three-month period ended August 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VANS, INC.
                                            (Registrant)


Date:  October 14, 1997                By:  /s/Gary H. Schoenfeld
                                            ---------------------
                                            GARY H. SCHOENFELD
                                            President and Chief
                                            Executive Officer



Date:  October 14, 1997                By:  /s/Kyle B. Wescoat
                                            ------------------
                                            KYLE B. WESCOAT
                                            Vice President and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                 EXHIBIT INDEX


Document                                                         Page No.
--------                                                         --------

27         Financial Data Schedule