Form 10-Q
period 1997-11-29
VANS INC
filed 1998-01-13
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                              ---------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 29, 1997 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,363,598 shares of Common Stock, $.001 par value, as of January 9, 1998.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 29, 1997 AND MAY 31, 1997


                                                                     NOVEMBER 29,           MAY 31,
                                                                         1997                1997
                                                                    -------------       -------------
                                     ASSETS
Current assets:
Cash                                                                $   7,915,495       $  15,350,175
Accounts receivable, net of allowance for doubtful accounts of
$1,451,889 and $1,399,589 at November 29, 1997 and May 31,             31,394,393          24,390,794
1997, respectively
Inventories                                                            32,776,411          25,098,695
Prepaid expenses                                                        2,999,874           2,960,435
                                                                    -------------       -------------
                 Total current assets                                  75,086,173          67,800,099
Property, plant and equipment, net                                     14,445,069          13,346,452
Property held for lease                                                 4,857,522           4,953,522
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $34,038,000 and $33,580,138 at
November 29, 1997 and May 31, 1997, respectively                       18,277,026          17,862,389
Other assets, net                                                       4,445,270           1,861,808
                                                                    -------------       -------------
              Total Assets                                          $ 117,111,060       $ 105,824,270
                                                                    =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                               $   6,000,631       $   3,684,419
Accounts payable                                                        5,352,667           4,906,192
Accrued payroll and related expenses                                    2,359,484           2,047,509
Accrued interest                                                           31,000                  --
Income taxes payable                                                    2,470,732           3,763,727
                                                                    -------------       -------------
              Total current liabilities                                16,214,514          14,401,847
                                                                    -------------       -------------
Deferred income taxes                                                   1,752,235           1,636,605
Capital lease obligation                                                  205,852             222,605
Long term debt                                                          1,705,539             258,594
                                                                    -------------       -------------
                Total Liabilities                                      19,878,140          16,519,651
                                                                    -------------       -------------
Minority interest                                                         694,944           1,022,893
Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized,
13,355,820 and 13,166,947 shares issued and outstanding at
November 29, 1997 and May 31, 1997, respectively                           13,355              13,167
Cumulative foreign translation adjustment                                  64,020             123,919
Additional paid-in capital                                            102,590,688         101,113,448
Stock subscriptions                                                            --              (4,500)
Accumulated deficit                                                    (6,130,087)        (12,964,308)
                                                                    -------------       -------------
           Total Shareholders' Equity                                  96,537,976          88,281,726
                                                                    -------------       -------------
Total Liabilities & Stockholders' Equity                            $ 117,111,060       $ 105,824,270
                                                                    =============       =============

                                   VANS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          THIRTEEN WEEKS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996


                                                                   THIRTEEN WEEKS ENDED
                                                              NOVEMBER 29,       NOVEMBER 30,
                                                                  1997               1996
                                                              ------------       ------------
Net sales                                                     $ 44,202,974       $ 37,104,812
Cost of sales                                                   26,793,308         23,140,725
                                                              ------------       ------------

      Gross profit                                              17,409,666         13,964,087
Operating expenses:
    Selling and distribution                                     8,136,639          6,543,320
    Marketing, advertising and promotion                         3,425,243          2,535,030
    General and administrative                                   1,780,285          1,489,928
    Provision for doubtful accounts                                148,551            167,623
    Amortization of intangibles                                    228,931            190,645
                                                              ------------       ------------

      Total operating expenses                                  13,719,649         10,926,546
                                                              ------------       ------------

      Earnings from operations                                   3,690,017          3,037,541
Interest income                                                    125,650            117,039
Interest expense                                                   (83,329)          (106,982)
Other income                                                     1,065,584            889,007
                                                              ------------       ------------

      Earnings before income taxes and minority interest         4,797,922          3,936,605
Income tax expense                                               1,622,063          1,519,530
Minority interest                                                  292,192                 --
                                                              ------------       ------------
     Net earnings                                             $  2,883,667       $  2,417,075
                                                              ============       ============

Net earnings per share                                        $       0.21       $       0.18
                                                              ============       ============

Weighted average common and common equivalent shares
    (note 3)                                                    13,947,952         13,682,071

                                   VANS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         TWENTY-SIX WEEKS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996


                                                                   TWENTY-SIX WEEKS ENDED
                                                              NOVEMBER 29,       NOVEMBER 30,
                                                                  1997               1996
                                                              ------------       ------------
Net sales                                                     $ 98,158,169       $ 81,060,993
Cost of sales                                                   58,980,308         49,545,510
                                                              ------------       ------------

      Gross profit                                              39,177,861         31,515,483
Operating expenses:
    Selling and distribution                                    17,007,952         13,481,647
    Marketing, advertising and promotion                         8,760,406          6,480,773
    General and administrative                                   3,489,356          3,024,183
    Provision for doubtful accounts                                276,051            406,508
    Amortization of intangibles                                    457,862            381,290
                                                              ------------       ------------

      Total operating expenses                                  29,991,627         23,774,401
                                                              ------------       ------------

      Earnings from operations                                   9,186,234          7,741,082
Interest income                                                    237,431            218,875
Interest expense                                                  (150,854)          (298,991)
Other income                                                     1,840,855          1,327,512
                                                              ------------       ------------

      Earnings before income taxes and minority interest        11,113,666          8,988,478
Income tax expense                                               3,844,249          3,489,760
Minority interest                                                  435,196                 --
                                                              ------------       ------------
     Net earnings                                             $  6,834,221       $  5,498,718
                                                              ============       ============

Net earnings per share                                        $       0.49       $       0.40
                                                              ============       ============


Weighted average common and common equivalent shares
    (note 3)                                                    13,880,993         13,664,040

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         TWENTY-SIX WEEKS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996



                                                                            TWENTY-SIX WEEKS ENDED
                                                                       NOVEMBER 29,       NOVEMBER 30,
                                                                           1997               1996
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                           $  6,834,221       $  5,498,718
Adjustments to reconcile net earnings to net cash
provided by ( used in) operating activities:
    Depreciation and amortization                                         2,016,917          1,657,742
    Minority share of income                                                435,196                 --
    Provision for losses on accounts receivable and sales returns           276,051            658,259
    Changes in assets and liabilities:
         Accounts receivable                                             (7,279,648)        (3,242,808)
         Inventories                                                     (7,677,716)        (5,281,409)
         Deferred income                                                    115,630                 --
         taxes
         Prepaid expenses                                                   (39,437)           971,301
         Other assets                                                    (1,593,785)           196,461
         Accounts payable                                                   229,444            163,530
         Accrued payroll and related expenses                               311,975           (417,394)
         Accrued workers' compensation                                           --           (403,386)
         Restructuring costs                                                     --           (298,531)
         Accrued interest                                                    31,000             75,165
         Income taxes payable                                            (1,292,995)         1,786,288
                                                                       ------------       ------------
             Net cash provided by (used in) operating activities         (7,633,147)         1,363,936
                                                                       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                               (2,561,672)          (955,449)
Investments in other companies and intangibles                           (1,501,991)                --
                                                                       ------------       ------------
             Net cash used in investing activities                       (4,063,663)          (955,449)
                                                                       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on short term borrowings                              2,316,212         (3,532,027)
Payments on capital lease obligations                                       (16,753)           (11,323)
Proceeds from long term debt                                              1,446,945                 --
Consolidated subsidiary dividends paid to minority                         (309,023)                --
shareholders
Proceeds from issuance of common stock, net                                 884,648          1,840,513
                                                                       ------------       ------------
             Net cash provided by (used in) financing activities          4,322,029         (1,702,837)
             Effect of exchange rate on cash                                (59,899)                --
                                                                       ------------       ------------
             Net decrease in cash and cash equivalents                   (7,434,680)        (1,294,350)
Cash and cash equivalents, beginning of period                           15,350,175         14,233,352
                                                                       ------------       ------------
Cash and cash equivalents, end of period                               $  7,915,495       $ 12,939,002
                                                                       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest                                                           $     49,739       $    204,187
    Income taxes                                                       $  5,058,900       $  2,463,090
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in investment in consolidated subsidiary
     Fair value of net assets acquired                                 $     96,929       $         --
     Stock issued                                                      $    597,280       $         --
Consolidated subsidiary dividend payable to minority shareholder       $    217,031

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

2. Inventories are comprised of the following:

                                       NOVEMBER 29, 1997     MAY 31, 1997
                                       -----------------     ------------
          Raw materials                   $  2,278,195       $  1,743,660
          Work-in-process                      291,969             32,796
          Finished goods                    31,182,850         24,067,041
                                          ------------       ------------
                                            33,753,014         25,843,497

          Less:  Valuation allowance          (976,603)          (744,802)
                                          ------------       ------------
                                          $ 32,776,411       $ 25,098,695
                                          ============       ============

3. Primary earnings per share approximate fully diluted earnings per share for the thirteen weeks and twenty-six weeks ended November 29, 1997 and November 30, 1996.

4. During Q2 Fiscal 1997, the Company acquired a 51% interest in Global Accessories Limited., an international distributor based in the United Kingdom ("Global"). The purchase price of $2,811,000 consisted of the issuance of 170,000 shares of the Company's common stock and related acquisition costs in exchange for 51% of the common shares of Global. The excess of the cost over the fair value of the net assets acquired (based on the Company's preliminary purchase price allocation) is reflected as excess of cost over the fair value of net assets acquired in the accompanying condensed consolidated balance sheets. During Q2 Fiscal 1998, the Company acquired an additional 9% of the common shares of Global to bring the total investment to 60%. The purchase price of $597,280 consisted of the issuance of 37,330 shares of the Company's common stock. The excess of the cost over the fair value of the net assets acquired is reflected as excess of cost over the fair value of net assets acquired in the November 29, 1997 condensed consolidated balance sheet.

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

OVERVIEW

The Company is a leading designer, manufacturer and distributor of high quality stylish-casual and active-casual footwear and clothing, as well as performance footwear for enthusiast sports such as skateboarding, snowboarding, surfing, wakeboarding, BMX racing, and mountain bike racing, under the brand name "VANS"*. The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was acquired by the Company in February 1988 in a series of related transactions for a total cost (including assumed liabilities) of $74.4 million. VDRC was merged with and into the Company in August 1991 at the time of the Company's initial public offering.

        On November 20, 1996, the Company acquired 51% of the outstanding common shares of Global Accessories Limited ("Global"), the Company's exclusive distributor for the United Kingdom, in a stock-for-stock transaction. During Q2 Fiscal 1998, the Company acquired another 9% of the Global common shares in exchange for Common Stock of the Company. The remaining 40% of the Global common shares is expected to be acquired by the Company over the next four years. The results of Global are consolidated in the Company's financial statements.

        In addition, the Company has established a subsidiary in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), and a subsidiary in Argentina, Vans Argentina S.A. ("Vans Argentina"). The results of these subsidiaries are also consolidated in the Company's financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED NOVEMBER 29, 1997 ("Q2 FISCAL 1998") VERSUS THE THIRTEEN-WEEK PERIOD ENDED NOVEMBER 30, 1996 ("Q2 FISCAL 1997")

NET SALES

        Net sales for Q2 Fiscal 1998 increased 19.1% to $44,203,000, compared to $37,105,000 for the same period in Fiscal 1997. The sales increase was primarily driven by increases in the Company's international and retail sales channels, as discussed below.

Sales to the Company's wholesale accounts on a worldwide basis increased 17.0% to $34,021,000 during Q2 Fiscal 1998, compared to $29,071,000 during Q2 Fiscal 1997. Within the Company's wholesale business, sales to national accounts decreased 2.0% during Q2 Fiscal 1998 to $19,288,000, compared to $19,685,000 for the comparable period of Fiscal 1997, primarily as a result of the continued softening of the market for athletic footwear in the United States. Sales to international distributors through the Company's Hong Kong subsidiary, Vans Far East Limited ("VFEL"), increased 57.0% to $14,733,000 for Q2 Fiscal 1998, compared to $9,386,000 for the same period a year ago. Increased sales to Japan and Central and South American countries were the principal reasons for the increase. The Company anticipates that sales to international distributors, including exports from the Company's Vista, California manufacturing facility (the "Vista Facility") to key countries, such as Japan, could be lower in the second half of Fiscal 1998 primarily due to the weakening of the Japanese and Asian Pacific economies.**

Sales through the Company's 92-store retail chain increased 26.7% to $10,182,000 in Q2 Fiscal 1998 from $8,034,000 for Q2 Fiscal 1997. Comparable store sales (sales at stores open one year or more) were up 17.8% for the quarter.

---------------------
*   VANS is a registered trademark of Vans, Inc.
** Note: The marked sentence is a forward-looking statement. The Company's actual results could differ materially. Important factors which could cause or contribute to such differences include, but are not limited to: (i) the relative strength of the Japanese and Asian Pacific economies; and (ii) fluctuations in the currencies of such countries, as compared to the U.S. dollar.

GROSS PROFIT

        Gross profit increased 24.7% to $17,410,000 in Q2 Fiscal 1998 from $13,964,000 in the same period of Fiscal 1997. As a percentage of net sales, gross profit increased to 39.4% for Q2 Fiscal 1998 from 37.6% for the same period of Fiscal 1997. The increase in gross profit as a percentage of net sales was primarily due to: (i) increased sales of the Company's higher-margin imported footwear; (ii) improved margins on sales of snowboard boots; and (iii) higher capacity utilization at the Vista Facility. Since a significant percentage of the Vista Facility's production is for the Japanese market, the Company's capacity utilization at the Vista Facility could be adversely affected in the second half of Fiscal 1998 due to the weakening of the Japanese economy.* In that regard, on January 12, 1998, the Company downsized the Vista Facility by 165 employees in order to better align production with current and anticipated orders for production at such Facility.

        The Company also anticipates that its gross profit may be favorably impacted in the second half of Fiscal 1998 due to the weakening of the South Korean currency, where a large percentage of the Company's manufacturing occurs.*

EARNINGS FROM OPERATIONS

        Earnings from operations increased 21.5% to $3,690,000 in Q2 Fiscal 1998 from $3,038,000 in the same period of Fiscal 1997. Operating expenses in Q2 Fiscal 1998 increased to $13,720,000 from $10,927,000 in Q2 Fiscal 1997, primarily due to a $1,593,000 increase in selling and distribution expense and an $890,000 increase in marketing, advertising and promotion expenses, each as discussed below. As a percentage of net sales, operating expenses increased slightly to 31.0% from 29.4%, on a period-to-period basis.

        Selling and distribution. Selling and distribution expenses increased 24.4% to $8,137,000 in Q2 Fiscal 1998 from $6,543,000 in Q2 Fiscal 1997, primarily due to: (i) the inclusion of operating costs related to the Company's subsidiaries which were not included in the Q2 Fiscal 1997 consolidated financial statements; (ii) increased personnel costs, rent expense and other operating costs associated with the continued expansion of the Company's retail division; and (iii) increased commission expense resulting from a shift in mix within the national sales channel from department and national retail accounts to independent retailers.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 35.1% to $3,425,000 in Q2 Fiscal 1998 from $2,535,000 in Q2 Fiscal 1997, primarily due to: (i) the Company's continued support of sales growth through increased television and print advertising; (ii) increased royalty expense related to footwear, snowboard boots and clothing which bear licensed athletic names and logos; and (iii) an increased number of athletes who are paid to endorse the Company's products.

        General and administrative. General and administrative expenses increased 19.5% from $1,490,000 in Q2 Fiscal 1997 to $1,780,000 in Q2 Fiscal 1998, but was flat as a percentage of net sales, on a period-to-period basis. The increase was primarily due to: (i) the addition of rent expense associated with the Company's new corporate offices and distribution center in Santa Fe Springs, California (the "Santa Fe Springs Facility"); and (ii) increased legal fees associated with the worldwide protection of the Company's trademarks.

        Provision for doubtful accounts. The amount that was provided for bad debt expense in Q2 Fiscal 1998 was $149,000 versus $168,000 in Q2 Fiscal 1997, due to continued improvements in the management of past due accounts, and the satisfactory settlement of three outstanding claims.

INTEREST INCOME

        Interest income is primarily derived from the investment of a portion of the net proceeds from the Company's May 1996 public offering of common stock (the "Offering"), and the investment of surplus operating cash. See " - Liquidity and Capital Resources."

INTEREST EXPENSE

        Interest expense decreased to $83,000 in Q2 Fiscal 1998 from $107,000 in Q2 Fiscal 1997 due to the Company's use of operating capital to finance its snowboard boot line, which was financed by a third party through the end of Q3 Fiscal 1997.

---------------------
* Note: The marked sentences are forward-looking statements. The Company's actual results could differ materially. Important factors which could cause or contribute to differences in the capacity utilization of the Vista Facility include, but are not limited to: (i) the relative strength of the Japanese economy; and (ii) the ability of the Company to develop other business for the Vista Facility. Additionally, the Company's gross profit could be unfavorably impacted by the strengthening of currencies of foreign countries in which it manufactures products, or the closing of factories which produce such products.

OTHER INCOME

        Other income increased 19.9% to $1,066,000 in Q2 Fiscal 1998 from $889,000 in the same period of Fiscal 1997, primarily due to an increase in royalties from the licensing of the Company's trademarks, principally to the Company's Japanese distributor, and the receipt of rental income from leased properties which formerly housed the Company's corporate offices and distribution center. Other income may be adversely impacted in the second half of fiscal 1998, due to the weakening of the Japanese economy. (See "Gross Profit" above.)

INCOME TAX EXPENSE

        Income tax expense increased to $1,622,000 in Q2 Fiscal 1998 from $1,520,000 for Q2 Fiscal 1997 as a result of the increased earnings discussed above.

MINORITY INTEREST

        Minority interest related to Global, Vans Latinoamericana and Vans Argentina, none of which were included in the Company's consolidated financial statements for Q2 Fiscal 1997.

TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 29, 1997 ("FISCAL 1998 SIX MONTHS") VERSUS THE TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 30, 1996 ("FISCAL 1997 SIX MONTHS")

NET SALES

        Net Sales for the Fiscal 1998 Six Months increased 21.1% to $98,158,000, compared to $81,061,000 for the same period in Fiscal 1997. The sales increase was primarily driven by increased sales through the Company's international and retail sales channels, as discussed below.

        Sales to the Company's wholesale accounts on a worldwide basis increased 19.2% to $75,227,000 for the Fiscal 1998 Six Months from $63,103,000 for the same period a year ago. Within the Company's wholesale business, sales to national accounts increased approximately 1.0% during the Fiscal 1998 Six Months to $43,038,000, compared to $42,735,000 for the same period a year ago. National sales were affected by the continued softening of the market for athletic footwear in the United States. Sales to international distributors through VFEL increased 58.0% to $32,189,000 for the Fiscal 1998 Six Months, as compared to $20,368,000 for the same period a year ago, primarily due to increased sales to Japan, France and Mexico.

        Sales through the Company's 92-store retail chain increased 27.7% to $22,931,000 from $17,958,000 for the same period a year ago. Comparable store sales (sales at stores open one year or more) were up 19.0% for the period.

GROSS PROFIT

        Gross profit increased 24.3% to $39,178,000 in the Fiscal 1998 Six Months from $31,515,000 in the same period of Fiscal 1997. As a percentage of net sales, gross profit increased to 39.9% for the Fiscal 1998 Six Months from 38.9% for the same period of Fiscal 1997. The increase in gross profit was primarily due to: (i) increased sales through the Company's retail stores; (ii) a shift in the mix within the national sales channel from department and national retail accounts to independent retailers; (iii) improved margins on sales of snowboard boots; and (iv) higher capacity utilization at the Vista Facility.

EARNINGS FROM OPERATIONS

        Earnings from operations increased 18.7% to $9,186,000 in the Fiscal 1998 Six Months from $7,741,000 in the same period of Fiscal 1997. Operating expenses in the Fiscal 1998 Six Months increased to $29,992,000 from $23,774,000 in the same period a year ago, primarily due to a $3,526,000 increase in selling and distribution expense and a $2,280,000 increase in marketing, advertising and promotion expenses, each as discussed below. As a percentage of sales, operating expenses increased from 29.3% to 30.6%, on a period-to-period basis.

        Selling and distribution. Selling and distribution expenses increased 26.2% to $17,008,000 in the Fiscal 1998 Six Months from $13,482,000 in the same period a year ago, primarily due to: (i) the inclusion of operating costs related to the Company's subsidiaries which were not included in the Fiscal 1997 Six Months consolidated financial statements; (ii) costs associated with increased personnel to support the Company's sales growth and the addition of the Company's apparel division; (iii) increased personnel costs, rent expense and other operating costs associated with the continued expansion of the Company's retail division; (iv) increases in travel and other operating costs related to the higher sales volume discussed above; and (v) increased commission expense resulting from a continued shift in mix within the national sales channel from department and national retail accounts to independent retailers.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 35.2% to $8,760,000 in the Fiscal 1998 Six Months from $6,481,000 in the same period a year ago, primarily due to: (i) costs associated with the Vans Warped Tour '97; (ii) the Company's continued support of sales growth through increased television and print advertising; (iii) increased royalty expense related to footwear, snowboard boots and clothing which bear licensed athlete names and logos; and (iv) an increased number of athletes who are paid to endorse the Company's products.

        General and administrative. General and administrative expenses increased 15.4% to $3,489,000 in the Fiscal 1998 Six Months from $3,024,000 in the same period a year ago, primarily due to: (i) the addition of rent expense associated with the new Santa Fe Springs Facility; (ii) increased personnel to support the Company's sales growth; (iii) increased legal fees associated with the worldwide protection of the Company's trademarks; and (iv) increased depreciation expense associated with new equipment and tenant improvements at the Santa Fe Springs Facility.

        Provision for doubtful accounts. The amount that was provided for bad debt expense in the Fiscal 1998 Six Months decreased to $276,000 from $407,000 in the same period a year ago due to improvements in the management of past due accounts.

INTEREST INCOME

        Interest income was derived primarily from the investment of a portion of the net proceeds of the Offering and the investment of surplus cash. See " - Liquidity and Capital Resources."

INTEREST EXPENSE

        Interest expense decreased to $151,000 in the Fiscal 1998 Six Months from $299,000 in the same period a year ago, due to the Company's use of operating capital to finance its snowboard boot line, which was financed by a third party through Q3 Fiscal 1997.

OTHER INCOME

        Other income increased 38.7% to $1,841,000 for the Fiscal 1998 Six Months from $1,328,000 for the same period a year ago, primarily due to an increase in royalties from the licensing of the Company's trademarks, and the receipt of rental income from leased properties which formerly housed the Company's corporate offices and distribution center.

INCOME TAX EXPENSE

        Income tax expense increased to $3,844,000 during the Fiscal 1998 Six Months from $3,490,000 for the same period in Fiscal 1997 as a result of the higher earnings discussed above.

MINORITY INTEREST

        Minority interest related to Global, Vans Latinoamericana and Vans Argentina, none of which were included in the Company's consolidated financial statements for the six-month period ended November 30, 1996.

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

        The Company experienced an outflow of cash from operating activities of $7,633,000 during the Fiscal 1998 Six Months, compared to an inflow of $1,364,000 for the Fiscal 1997 Six Months. Cash used in operations was primarily the result of increases in accounts receivable, inventories and other assets and a decrease in income taxes payable. These uses of cash were offset by the Company's earnings. The cash provided by operations in the Fiscal 1997 Six Months was primarily the result of earnings, decreases in prepaid expenses and other assets, along with an increase in taxes payable.

        The Company incurred a net cash outflow from investing activities of $4,064,000 for the Fiscal 1998 Six Months, compared to a net cash outflow of $955,000 in the Fiscal 1997 Six Months. These outflows were primarily due to tenant improvements at the Santa Fe Springs Facility and capital expenditures related to new retail store openings. Cash used in investing activities for the same period a year ago was primarily related to new retail store openings, improvements made to the Company's former corporate headquarters, and upgrades to the Company's distribution and shipping software system.

        The Company incurred a net cash inflow from financing activities of $4,322,000 for the Fiscal 1998 Six Months, compared to a net cash outflow of $1,703,000 for the same period in Fiscal 1997, primarily due to short-term borrowings under the Line of Credit (defined below) and proceeds from long-term debt incurred by Vans Latinoamericana. See "Borrowings," below. Cash used in financing activities for the same period a year ago was primarily related to payments on short-term borrowings.

        Accounts receivable, net of allowance for doubtful accounts, increased 28.7% to $31,394,000 at November 29, 1997 from $24,391,000 at May 31, 1997. This increase was primarily due to the increase in sales during Q2 Fiscal 1998, as discussed above, and the timing of such sales. Inventories increased 30.6% from $25,099,000 to $32,776,000 during the same period due to: (i) an increased average cost of finished goods resulting from a product mix shift to include higher-cost imported shoes and snowboard boots; (ii) an increased number of finished goods held for sale at the Company's retail stores to support increased sales and the opening of six new stores in the last seven weeks of Q2 Fiscal 1998; (iii) an increased number of wholesale finished goods held to support increased wholesale sales levels; and (iv) the addition of inventories related to the acquisition of Global and the establishment of Vans Latinoamericana and Vans Argentina.

BORROWINGS

        The Company has a line of credit (the "Line of Credit") with Bank of the West (the "Bank") which was extended two years as of October 31, 1997. The Line of Credit permits the Company to borrow up to the lesser of (i) a formula based on eligible accounts receivable and inventory, or (ii) $20.0 million. The Line of Credit, as extended, is unsecured; however, if certain events of default occur by the Company under the agreement establishing the Line of Credit (the "Loan Agreement"), the Bank may obtain a security interest in the Company's accounts receivable and inventory. The Company pays interest on the debt incurred under the Line of Credit at the prime rate established by the Bank from time to time, plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the Loan Agreement, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. All amounts under the Line of Credit are due and owing on November 1, 1999. At November 29, 1997, the Company had $3,000,000 drawn down under the Line of Credit.

        Vans Latinoamericana maintains a two year 12% note payable to Tavistock, a 49.99% owner of such company. The loan by Tavistock is in accordance with the shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of a loan to Vans Latinoamericana. The borrowings, as defined in the shareholders' agreement, maintains that the rate of interest is not to exceed 12% and the term of the loan is not to exceed four years. The loan is secured by the assets of Vans Latinoamericana. At November 29, 1997, Vans Latinoamericana had a $1,581,000 outstanding balance under this facility.

CURRENT CASH POSITION

        The Company's cash position was $7,916,000 as of November 29, 1997, compared to $15,350,000 at May 31, 1997. The Company's cash position was, in fiscal years 1995 and 1996, adversely impacted by increased working capital requirements caused by the rapid sales growth of imported footwear. There are greater timing differences between the payment for imported goods and the receipt of cash from sales of such goods than if produced domestically. Additionally, because payment terms in the ski and snow industry are longer than the

Company's traditional footwear distribution channels, there are even greater timing differences between payment for the Company's line of snowboard boots and the receipt of cash from sales of such boots. Finally, the Company's cash position at November 29, 1997 reflects the elimination, in March 1997, of a financing arrangement for the Company's snowboard boots which existed through the end of Q3 Fiscal 1997.

        Notwithstanding the foregoing, for the next 24 months, the Company believes that cash from operations, together with borrowings under the Line of Credit, should be sufficient to meet its working capital needs.*

CAPITAL EXPENDITURES

        In the remainder of Fiscal 1998, the Company plans to open six retail stores at an estimated aggregate cost of $450,000 - $600,000, and remodel four existing retail stores at an estimated aggregate cost of $400,000 - $500,000. The new store additions will consist primarily of factory outlet stores and will be opened at various times throughout the fiscal year. At the same time, the Company will continue to evaluate and close non-performing stores.

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

        The Company continues to explore other projects which may involve capital expenditures. While it is still too early to estimate the depth of such expenditures, the Company does not anticipate a significant increase in the level of capital expenditures for the balance of Fiscal 1998. The Company intends to utilize cash generated from operations and funds drawn down under the Line of Credit to fulfill its capital expenditure requirements for the balance of Fiscal 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has not yet determined the impact of SFAS No. 128.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the adoption of SFAS 130 will have a material impact on the Company's combined financial position or results of operations.

----------------------------------
* Note: The marked sentence is a forward-looking statement. The Company's actual results could differ materially. Important factors that could cause or contribute to such differences include: (i) the Company's rate of growth;
    (ii) the Company's product mix between imported footwear, snowboard boots and domestically-produced footwear; (iii) the Company's ability to effectively manage its inventory levels; (iv) timing differences in payment for the Company's foreign-sourced product, which are discussed above; (v) the increased utilization of letters of credit for purchases of foreign-sourced product; and (vi) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, information about the revenues derived from the enterprise's products or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not yet determined whether the adoption of SFAS 131 will have a material impact on the Company's segment reporting.

SEASONALITY

        Historically, the Company's business has been moderately seasonal, with the largest percentage of sales realized in the first fiscal quarter (June through August), the so-called "back to school" months. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots have historically been strongest in the first and second fiscal quarters. As the Company increases its international sales and experiences changes in product mix, it believes that future quarterly results may vary from historical trends. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of the timing of holidays, weather, timing of shipments, product mix, cost of materials and the mix between wholesale and retail channels. Because of such fluctuations, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        On October 22, 1997, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting: (i) the election of directors; (ii) a proposal to amend the Restated Certificate of Incorporation to provide for a classified Board of Directors; (iii) a proposal to adopt the Vanstastic Employee Stock Option Plan; (iv) a non-binding resolution to re-ratify and re-approve the Company's Stockholder Rights Plan; and (v) the ratification and approval of KPMG Peat Marwick LLP as the Company's independent auditors for Fiscal 1998.

        The results of the voting on these matters (including the names of all persons elected as directors) are set forth below:


                                                          VOTES AGAINST/                   BROKER-NON
                 PROPOSAL                  VOTES FOR         WITHHELD       ABSTENTIONS       VOTES
                 --------                  ----------     --------------    -----------    -----------
Proposal No. 1 - Election of Directors
         Nominees
         --------
* Walter E. Schoenfeld                     11,799,130         112,351               0               0
* Gary H. Schoenfeld                       11,791,930         119,551               0               0
* George E. McCown                         11,798,730         112,751               0               0
* David E. De Leeuw                        11,798,630         112,851               0               0
* Philip H. Schaff, Jr                     11,797,830         113,651               0               0
* Wilbur J. Fix                            11,798,430         113,051               0               0
* James R. Sulat                           11,798,530         112,951               0               0
* Kathleen M. Gardarian                    11,798,630         112,851               0               0
* Lisa M. Douglas                          11,798,330         113,151               0               0

Proposal No. 2 - Amendment to
Restated Certificate of Incorporation
re Classified Board                         5,435,628       2,749,911          14,123       5,003,739

Proposal No. 3 -  Vanstastic
Employee Stock Option Plan                 11,378,314         159,429          24,805       1,640,853

Proposal 4 - Stockholder
Rights Plan                                 5,720,700       2,793,884          14,738       4,674,079

Proposal No. 5 - Ratification of
KPMG Peat Marwick LLP as
Independent Auditors for Fiscal 1998       11,871,974          29,891           9,616       1,291,920

ITEM 5.  OTHER MATTERS

        Second Phase of Global Acquisition. Effective as of September 30, 1997, the Company completed the second phase of the acquisition of Global. The Company acquired 9% of the common shares of Global held by the shareholders of Global, in exchange for the issuance of an aggregate of 37,330 shares of the Common Stock of the Company. See Note 4 of "Notes to Condensed Consolidated Financial Statements."

        Executive Officer Changes. Effective as of October 29, 1997, Scott Brabson joined the Company as Vice President - Sourcing.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

   10.1   Vanstastic Employee Stock Option Plan

   10.2 Amended and Restated Loan and Security Agreement, dated as of October 31, 1997, by and between the Registrant and Bank of the West

   10.3 Employment Agreement, dated as of October 29, 1997, by and between the Registrant and Scott Brabson

   27     Financial Data Schedule

   (b)    Reports on 8-K.

The Company filed no Reports on Form 8-K during the three-month period ended November 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       VANS, INC.
                                       (Registrant)


Date: January 13, 1997                 By:   /s/ Gary H. Schoenfeld
                                           -----------------------------------
                                            GARY H. SCHOENFELD
                                            President and Chief
                                            Executive Officer


Date: January 13, 1997                 By:   /s/ Kyle B. Wescoat
                                           -----------------------------------
                                             KYLE B. WESCOAT
                                             Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT                                                                             PAGE NO.
-------                                                                             --------
10.1    Vanstastic Employee Stock Option Plan

10.2    Amended and Restated Loan and Security Agreement, dated as of October
        31, 1997, by and between the Registrant and Bank of the West

10.3 Employment Agreement, dated as of October 29, 1997, by and between the Registrant and Scott Brabson

27      Financial Data Schedule