Form 10-Q
period 1998-02-28
VANS INC
filed 1998-04-14
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                              ---------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,345,542 shares of Common Stock, $.001 par value, as of April 13, 1998.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 1998 AND MAY 31, 1997


                                                                                               FEBRUARY 28,    MAY 31,
                                                                                                  1998           1997
                                                                                             -------------   -------------
                                  ASSETS
Current assets:
Cash                                                                                         $  10,717,400   $  15,350,175
Accounts receivable, net of allowance for doubtful accounts of $1,536,702 and $1,399,589 at
February 28, 1998 and May 31, 1997, respectively                                                27,649,517      24,390,794
Inventories                                                                                     31,452,130      25,098,695
Prepaid expenses                                                                                 3,314,653       2,960,435
                                                                                             -------------   -------------
                 Total current assets                                                           73,133,700      67,800,099
Property, plant and equipment, net                                                              14,932,604      13,346,452
Property held for lease                                                                          4,857,522       4,953,522
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $34,273,289 and $33,580,138 at February 28, 1998 and May 31,
1997, respectively                                                                              18,460,502      17,862,389
Other assets, net                                                                                4,577,564       1,861,808
                                                                                             -------------   -------------
              Total Assets                                                                   $ 115,961,892   $ 105,824,270
                                                                                             =============   =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                                        $   3,629,338   $   3,684,419
Accounts payable                                                                                 4,364,571       4,906,192
Accrued payroll and related expenses                                                             2,053,735       2,047,509
Income taxes payable                                                                             2,607,465       3,763,727
                                                                                             -------------   -------------
              Total current liabilities                                                         12,655,109      14,401,847
                                                                                             -------------   -------------
Deferred income taxes                                                                            1,774,732       1,636,605
Capital lease obligation                                                                           181,864         222,605
Long term debt                                                                                   1,990,469         258,594
                                                                                             -------------   -------------
                Total Liabilities                                                               16,602,174      16,519,651
                                                                                             -------------   -------------
Minority interest                                                                                  767,709       1,022,893
Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 13,344,542 and
13,166,947 shares issued and outstanding at February 28, 1998 and May 31, 1997,
respectively                                                                                        13,361          13,167
Cumulative foreign translation adjustment                                                          (46,575)        123,919
Additional paid-in capital                                                                     102,430,878     101,113,448
Stock subscriptions                                                                                     --          (4,500)
Accumulated deficit                                                                             (3,805,655)    (12,964,308)
                                                                                             -------------   -------------
           Total Shareholders' Equity                                                           98,592,009      88,281,726
                                                                                             -------------   -------------
Total Liabilities & Stockholders' Equity                                                     $ 115,961,892   $ 105,824,270
                                                                                             =============   =============

                                   VANS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            THIRTEEN WEEKS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997



                                                      THIRTEEN WEEKS ENDED
                                                  FEBRUARY 28,        MARCH 1
                                                      1998              1997
                                                  ------------     ------------
Net sales                                         $ 43,511,454     $ 39,101,657
Cost of sales                                       25,018,900       22,979,932
                                                  ------------     ------------

      Gross profit                                  18,492,554       16,121,725
Operating expenses:
    Selling and distribution                         8,439,507        7,238,997
    Marketing, advertising and promotion             3,888,370        3,557,091
    General and administrative                       1,825,026        1,741,348
    Provision for doubtful accounts                    421,875          163,179
    Amortization of intangibles                        235,288          227,366
                                                  ------------     ------------

      Total operating expenses                      14,810,066       12,927,981
                                                  ------------     ------------

      Earnings from operations                       3,682,488        3,193,744

Interest income                                         73,342          128,516
Interest and debt expense                              (27,041)         (66,247)
Other income (expense)                                 (28,633)         598,151
Minority interest                                      (68,230)        (173,037)
                                                  ------------     ------------
      Earnings before income taxes                   3,631,926        3,681,127
Income tax expense                                   1,307,494        1,487,969
                                                  ------------     ------------
     Net earnings                                 $  2,324,432     $  2,193,158
                                                  ============     ============
Earnings per share information:
Basic:
Weighted average shares                             13,360,489       13,106,843
Net earnings per share                            $       0.17     $       0.17
                                                  ============     ============

Diluted:
Weighted average shares                             13,873,924       13,848,896
Net earnings per share                            $       0.17     $       0.16
                                                  ============     ============

                                   VANS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           THIRTY-NINE WEEKS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997



                                                    THIRTY-NINE WEEKS ENDED
                                                 FEBRUARY  28,       MARCH 1,
                                                     1998              1997
                                                 -------------    -------------
Net sales                                        $ 141,669,623    $ 120,162,650
Cost of sales                                       83,999,208       72,525,442
                                                 -------------    -------------

      Gross profit                                  57,670,415       47,637,208
Operating expenses:
    Selling and distribution                        25,447,459       20,720,644
    Marketing, advertising and promotion            12,648,776       10,037,864
    General and administrative                       5,314,382        4,765,531
    Provision for doubtful accounts                    697,926          569,687
    Amortization of intangibles                        693,150          608,656
                                                 -------------    -------------

      Total operating expenses                      44,801,693       36,702,382
                                                 -------------    -------------

      Earnings from operations                      12,868,722       10,934,826

Interest income                                        310,773          347,391
Interest and debt expense                             (177,895)        (365,238)
Other income                                         1,812,222        1,925,663
Minority interest                                     (503,426)        (173,037)
                                                 -------------    -------------
      Earnings before income taxes                  14,310,396       12,669,605
Income tax expense                                   5,151,743        4,977,729
                                                 -------------    -------------
     Net earnings                                $   9,158,653    $   7,691,876
                                                 =============    =============
Earnings per share information:
Basic:
Weighted average shares                             13,273,246       12,895,492
Net earnings per share                           $        0.69    $        0.60
                                                 =============    =============

Diluted:
Weighted average shares                             13,878,636       13,725,980
Net earnings per share                           $        0.66    $        0.56
                                                 =============    =============

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THIRTY-NINE WEEKS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997



                                                                         THIRTY-NINE WEEKS ENDED
                                                                       FEBRUARY  28,     MARCH 1,
                                                                           1998           1997
                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                           $  9,158,653   $  7,691,876
Adjustments to reconcile net earnings to net cash
provided by ( used in) operating activities:
    Depreciation and amortization                                         3,318,950      2,545,302
    Minority share of income                                                503,426             --
    Provision for losses on accounts receivable and sales returns           746,851        569,687
    Changes in assets and liabilities:
             Accounts receivable                                         (4,005,574)      (504,904)
             Inventories                                                 (6,353,435)    (3,928,285)
             Prepaid expenses                                              (354,218)       857,719
             Other assets                                                (1,740,083)        90,959
             Accounts payable                                              (541,621)      (152,969)
             Accrued payroll and related expenses                             6,226       (279,565)
             Accrued workers' compensation                                       --       (398,387)
             Restructuring costs                                                 --       (329,513)
             Income taxes payable                                        (1,156,262)     2,423,137
             Deferred income taxes                                          138,127             --
                                                                       ------------   ------------
                 Net cash provided by (used in) operating activities       (278,960)     8,585,057
                                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                               (3,990,577)    (2,585,660)
Investments in other companies and intangibles                           (2,027,535)      (500,000)
                                                                       ------------   ------------
                 Net cash used in investing activities                   (6,018,112)    (3,085,660)
                                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term borrowings                                           (55,081)    (5,216,563)
Payments on capital lease obligations                                       (40,741)       (20,001)
Proceeds from long term debt                                              1,731,875             --
Consolidated subsidiary dividends paid to minority shareholders            (526,106)            --
Proceeds from issuance of common stock, net                               1,031,059      2,218,657
Payment for repurchase of common stock                                     (306,215)            --
                                                                       ------------   ------------
                 Net cash provided by (used in) financing activities      1,834,791     (3,017,907)
                 Effect of exchange rate on cash                           (170,494)            --
                                                                       ------------   ------------
                 Net increase (decrease) in cash and cash equivalents    (4,632,775)     2,481,490
Cash and cash equivalents, beginning of period                           15,350,175     14,233,352
                                                                       ------------   ------------
Cash and cash equivalents, end of period                               $ 10,717,400   $ 16,714,842
                                                                       ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest                                                           $    177,895   $    338,104
    Income taxes                                                       $  6,128,837   $  2,587,801
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to acquire an increased  interest in
     consolidated subsidiary                                           $    597,280   $         --

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

    Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. Inventories are comprised of the following:


                                     FEBRUARY 28, 1998       MAY 31, 1997
                                     -----------------       ------------
          Raw materials                   $  2,154,508       $  1,743,660
          Work-in-process                      473,797             32,796
          Finished goods                    29,636,578         24,067,041
                                          ------------       ------------
                                            32,314,883         25,843,497
          Less:  Valuation allowance          (862,753)          (744,802)
                                          ------------       ------------
                                          $ 31,452,130       $ 25,098,695
                                          ============       ============


3. The difference between basic and diluted earnings per share is due to the inclusion of employee incentive stock options in the diluted net earnings per share calculation.

4. During Q2 Fiscal 1997, the Company acquired a 51% interest in Global Accessories Limited, an international distributor based in the United Kingdom ("Global"). The purchase price of $2,811,000 consisted of the issuance of 170,000 shares of the Company's common stock and related acquisition costs in exchange for 51% of the common shares of Global. The excess of the cost over the fair value of the net assets acquired is reflected as excess of cost over the fair value of net assets acquired in the accompanying condensed consolidated balance sheets. During Q2 Fiscal 1998, the Company acquired an additional 9% of the common shares of Global to bring the total investment to 60%. The purchase price of $597,280 consisted of the issuance of 37,330 shares of the Company's common stock.

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

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED FEBRUARY 28, 1998 ("Q3 FISCAL 1998") VERSUS THE THIRTEEN-WEEK PERIOD ENDED MARCH 1, 1997 ("Q2 FISCAL 1997")

NET SALES

    Net sales for Q3 Fiscal 1998 increased 11.3% to $43,511,000, compared to $39,102,000 for the same period in Fiscal 1997. The sales increase was driven by increases in the Company's domestic wholesale and retail sales channels, as discussed below.

    Sales to the Company's wholesale accounts on a worldwide basis increased 7.1% to $31,860,000 during Q3 Fiscal 1998, compared to $29,755,000 during Q3
Fiscal 1997. Within the Company's wholesale business, sales to domestic wholesale accounts increased 20.3% during Q3 Fiscal 1998 to $20,507,000 compared to $17,046,000 for the comparable period of Fiscal 1997, primarily as a result of increased sales to the Company's top twenty-five accounts. Sales to international distributors through the Company's Hong Kong subsidiary, Vans Far East Limited ("VFEL"), decreased 10.7% to $11,353,000 for Q3 Fiscal 1998, compared to $12,709,000 for the same period a year ago. Decreased sales to distributors for the Pacific Rim and Europe were the principal reasons for the decrease. The Company anticipates that sales to international distributors, including exports from the Company's Vista, California manufacturing facility (the "Vista Facility"), will be lower in the fourth quarter of fiscal 1998 ("Q4 Fiscal 1998") versus the same period a year ago, primarily due to the weakened Japanese and Pacific Rim economies and the strength of the U.S. dollar relative to foreign currencies.**



---------------------
* VANS is a registered trademark of Vans, Inc.
** Note: This is a forward-looking statement. The Company's actual international sales results could differ materially. Important factors which could cause or contribute to such differences include, but are not limited to: (i) the relative strength of the Japanese and Pacific Rim economies; and (ii) fluctuations in the currencies of foreign countries, as compared to the U.S. dollar.

    Sales through the Company's 93-store retail chain increased 24.6% to $11,651,000 in Q3 Fiscal 1998 from $9,347,000 for Q3 Fiscal 1997. Comparable store sales (sales at stores open one year or more) were up 13.4% for the quarter.

GROSS PROFIT

    Gross profit increased 14.7% to $18,493,000 in Q3 Fiscal 1998 from $16,122,000 in the same period of Fiscal 1997. As a percentage of net sales, gross profit increased to 42.5% for Q3 Fiscal 1998 from 41.2% for the same period of Fiscal 1997. The increase in gross profit as a percentage of net sales was primarily due to a higher proportionate mix of retail and domestic wholesale sales versus the same period last year, and benefits from the devaluation of the South Korean won as it related to the Company's manufacturing efforts in South Korea. These benefits were somewhat offset by negative manufacturing variances at the Vista Facility which resulted from capacity underutilization at that Facility. The underutilization resulted from a decrease in orders from the Company's distributor for Japan. The Company expects this decrease to continue in Q4 Fiscal 1998*, and is therefore evaluating the competitiveness of the Vista Facility in light of this situation and the availability of other sourcing alternatives.

EARNINGS FROM OPERATIONS

    Earnings from operations increased 15.3% to $3,682,000 in Q3 Fiscal 1998 from $3,194,000 in the same period of Fiscal 1997. Operating expenses in Q3 Fiscal 1998 increased to $14,810,000 from $12,928,000 in Q3 Fiscal 1997, primarily due to a $1,201,000 increase in selling and distribution expense and a $331,000 increase in marketing, advertising and promotion expenses, each as discussed below. As a percentage of net sales, operating expenses increased to 34.0% from 33.1%, on a period-to-period basis.

    Selling and distribution. Selling and distribution expenses increased 16.6% to $8,440,000 in Q3 Fiscal 1998 from $7,239,000 in Q3 Fiscal 1997, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the continued expansion of the Company's retail division; and
(ii) the inclusion of operating costs related to Vans Latinoamericana and Vans Argentina which were not included in the Q3 Fiscal 1997 consolidated financial statements.

    Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 9.3% to $3,888,000 in Q3 Fiscal 1998 from $3,557,000 in Q3 Fiscal 1997, primarily due to: (i) the Company's continued support of sales growth through increased television, print advertising and event sponsorships; and (ii) an increased number of athletes who are paid to endorse the Company's products.

    General and administrative. General and administrative expenses increased 4.8% to $1,825,000 in Q3 Fiscal 1998 from $1,741,000 in Q3 Fiscal 1997, primarily due to: (i) the addition of rent expense associated with the Company's new corporate offices and distribution center in Santa Fe Springs, California (the "Santa Fe Springs Facility"); and (ii) increased legal fees associated with the worldwide protection of the Company's trademarks.

    Provision for doubtful accounts. The provision for doubtful accounts increased to $422,000 in Q3 fiscal 1998 from $163,000 in Q3 Fiscal 1997, primarily due to an increase in the general allowance for doubtful accounts to correspond to the increase in accounts receivable which resulted from higher sales to domestic wholesale accounts.

INTEREST INCOME

    Interest income is primarily derived from the investment of a portion of the net proceeds from the Company's May 1996 public offering of common stock (the "Offering"), and the investment of surplus operating cash. See " - Liquidity and Capital Resources."

INTEREST AND DEBT EXPENSE

    Interest and debt expense decreased to $27,000 in Q3 Fiscal 1998 from $66,000 in Q3 Fiscal 1997 due to the Company's use of operating capital to finance its snowboard boot line, which previously was financed by a third party through the end of Q3 Fiscal 1997.


---------------------
* Note: This is a forward-looking statement. The Company's actual results could differ materially. Important factors which could cause or contribute to differences in the capacity utilization of the Vista Facility include, but are not limited to: (i) the relative strength of the Japanese economy; and (ii) the ability of the Company to develop other business for the Vista Facility.

OTHER INCOME (EXPENSE)

The Company incurred other expense of $29,000 in Q3 Fiscal 1998 versus the recognition of other income of $598,000 in the same period of Fiscal 1997, primarily due to a significant decline in royalty income from the Company's distributor for Japan which was the result of the weakening Japanese economy and the bankruptcy of a major wholesale customer of that distributor. The Company expects that other income will continue to be adversely impacted in Q4 Fiscal 1998 due to the decline in royalties from Japan.*

MINORITY INTEREST

Minority interest decreased to $68,000 for Q3 Fiscal 1998 from $173,000 for Q3 Fiscal 1997 primarily due to decreased profitability of Global.
See Note 4 to "Notes to Condensed Consolidated Financial Statements."

INCOME TAX EXPENSE

Income tax expense decreased to $1,307,000 in Q3 Fiscal 1998 from $1,488,000 for Q3 Fiscal 1997 primarily due to tax benefits derived from the establishment of VFEL.

THIRTY-NINE WEEK PERIOD ENDED FEBRUARY 28, 1998 ("FISCAL 1998 NINE MONTHS") VERSUS THE THIRTY-NINE WEEK PERIOD ENDED MARCH 1, 1997 ("FISCAL 1997 NINE MONTHS")

NET SALES

           Net sales for the Fiscal 1998 Nine Months increased 17.9% to $141,669,000, compared to $120,163,000 for the same period in Fiscal 1997. The sales increase was driven by increased sales through all of the Company's distribution channels, as discussed below.

           Sales to the Company's wholesale accounts on a worldwide basis increased 15.3% to $107,087,000 for the Fiscal 1998 Nine Months from $92,858,000 for the same period a year ago. Within the Company's wholesale business, sales to domestic wholesale accounts increased approximately 6.3% during the Fiscal 1998 Nine Months to $63,545,000, compared to $59,802,000 for the same period a year ago. Overall growth in domestic wholesale sales was adversely affected by the softening market for athletic footwear in the United States during the Fiscal 1998 Nine Months, but increased significantly in Q3 Fiscal 1998. Sales to international distributors through VFEL increased 31.7% to $43,542,000 for the Fiscal 1998 Nine Months, as compared to $33,056,000 for the same period a year ago, primarily due to increased sales to Japan, the United Kingdom, Mexico and Argentina.

           Sales through the Company's 93-store retail chain increased 26.7% to $34,582,000 for the Fiscal 1998 Nine Months from $27,305,000 for the same period a year ago. Comparable store sales (sales at stores open one year or more) were up 17.0% for the period.

GROSS PROFIT

           Gross profit increased 21.1% to $57,670,000 in the Fiscal 1998 Nine Months from $47,637,000 in the same period of Fiscal 1997. As a percentage of net sales, gross profit increased to 40.7% for the Fiscal 1998 Nine Months from 39.6% for the same period of Fiscal 1997. The increase in gross profit was primarily due to: (i) increased sales through the Company's retail stores; (ii) improved margins on sales of snowboard boots; and (iii) benefits from the devaluation of the South Korean won as it related to the Company's manufacturing efforts in South Korea.




-----------------------------------------

* Note: This is a forward looking statement. The Company's actual other income for Q4 Fiscal 1998 could differ materially if the Japanese economy improves and/or the Company's distributor for Japan increases production of licensed products which, in turn, would increase royalty payments to the Company.

EARNINGS FROM OPERATIONS

           Earnings from operations increased 17.7% to $12,869,000 in the Fiscal 1998 Nine Months from $10,935,000 in the same period of Fiscal 1997. Operating expenses in the Fiscal 1998 Nine Months increased 22.1% to $44,802,000 from $36,702,000 in the same period a year ago, primarily due to a $4,727,000 increase in selling and distribution expense and a $2,611,000 increase in marketing, advertising and promotion expenses, each as discussed below. As a percentage of sales, operating expenses increased from 30.5% to 31.6%, on a period-to-period basis.

           Selling and distribution. Selling and distribution expenses increased 22.8% to $25,447,000 in the Fiscal 1998 Nine Months from $20,721,000 in the same period a year ago, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of nine new stores; (ii) costs required to support the Company's sales growth and the addition of the Company's apparel division;
(iii) the inclusion of operating costs related to the Company's subsidiaries which were not included for the entire period in the Fiscal 1997 Nine Months consolidated financial statements; and (iv) increased commission expense resulting from higher domestic wholesale sales volume.

           Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 26.0% to $12,649,000 in the Fiscal 1998 Nine Months from $10,038,000 in the same period a year ago, primarily due to: (i) costs associated with the Vans Warped Tour '97; (ii) the Company's continued support of sales growth through increased television, print and cooperative advertising;
(iii) increased royalty expense related to footwear, snowboard boots and clothing which bear licensed athlete names and logos; and (iv) an increased number of athletes who are paid to endorse the Company's products.

           General and administrative. General and administrative expenses increased 11.5% to $5,314,000 in the Fiscal 1998 Nine Months from $4,766,000 in the same period a year ago, primarily due to: (i) the addition of rent expense associated with the new Santa Fe Springs Facility; (ii) increased costs to support the Company's sales growth; (iii) increased legal fees associated with the worldwide protection of the Company's trademarks; and (iv) increased depreciation expense associated with new equipment and tenant improvements at the Santa Fe Springs Facility.

           Provision for doubtful accounts. The amount that was provided for bad debt expense in the Fiscal 1998 Nine Months increased to $698,000 from $570,000 in the same period a year ago due to the reasons discussed under the caption "Results of Operations - Thirteen-week period ended February 28, 1998 versus the thirteen-week period ended March 1, 1997 - Provision for doubtful accounts."

INTEREST INCOME

           Interest income was derived primarily from the investment of a portion of the net proceeds of the Offering and the investment of surplus cash. See " - Liquidity and Capital Resources."

INTEREST AND DEBT EXPENSE

           Interest and debt expense decreased to $178,000 in the Fiscal 1998 Nine Months from $365,000 in the same period a year ago, due to the Company's use of operating capital to finance its snowboard boot line, which previously was financed by a third party through Q3 Fiscal 1997.

OTHER INCOME

           Other income decreased 5.9% to $1,812,000 for the Fiscal 1998 Nine Months from $1,926,000 for the same period a year ago, primarily due to the significant decline in royalty payments from the Company's distributor for Japan in Q3 Fiscal 1998. See "Results of Operations - Thirteen-week period ended February 28, 1998 versus the thirteen-week period ended March 1, 1997 - Other income."

INCOME TAX EXPENSE

           Income tax expense increased 3.5% to $5,152,000 during the Fiscal 1998 Nine Months from $4,978,000 for the same period in Fiscal 1997 as a result of the higher earnings discussed above. Income tax expense as a percentage of earnings before taxes decreased to 36.0% in the Fiscal 1998 Nine Months from 39.3% in the same period a year ago due to the tax benefits derived from the establishment of VFEL.

MINORITY INTEREST

           Minority interest increased to $503,000 for the Fiscal 1998 Nine Months versus $173,000 for the same period a year ago due to: (i) the inclusion of a full nine months of operations of Global versus the prior year; and (ii) the formation of Vans Latinoamericana and Vans Argentina which were not included in the Company's consolidated financial statements for the Fiscal 1997 Nine Months.

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

    The Company experienced an outflow of cash from operating activities of $279,000 during the Fiscal 1998 Nine Months, compared to an inflow of $8,585,000 for the Fiscal 1997 Nine Months. Cash used in operations was primarily the result of increases in accounts receivable, inventories and other assets and a decrease in income taxes payable. These uses of cash were offset by the Company's earnings. The cash provided by operations in the Fiscal 1997 Nine Months was primarily the result of earnings, decreases in prepaid expenses and other assets, along with an increase in taxes payable.

    The Company incurred a net cash outflow from investing activities of $6,018,000 for the Fiscal 1998 Nine Months, compared to a net cash outflow of $3,086,000 in the Fiscal 1997 Nine Months. These outflows were primarily due to tenant improvements at the Santa Fe Springs Facility and capital expenditures related to new retail store openings. Cash used in investing activities for the same period a year ago was primarily related to new retail store openings, tenant improvements made to the Company's former corporate headquarters, investments in the entity which owns the Vans Warped Tour musical event, the purchase of the Triple Crown of Surfing series of events, and costs related to upgrading the Company's distribution and shipping software system.

    The Company incurred a net cash inflow from financing activities of $1,835,000 for the Fiscal 1998 Nine Months, compared to a net cash outflow of $3,018,000 for the same period in Fiscal 1997, primarily due to proceeds from long-term debt incurred by Vans Latinoamericana and proceeds from the issuance of common stock. See "Borrowings," below. Cash used in financing activities for the same period a year ago was primarily related to payments on short-term borrowings.

    Accounts receivable, net of allowance for doubtful accounts, increased 13.4% to $27,650,000 at February 28, 1998 from $24,391,000 at May 31, 1997. This increase was primarily due to the increase in sales during Q3 Fiscal 1998, as discussed above, and the timing of such sales. Inventories increased 25.3% from $25,099,000 to $31,452,000 during the same period due to: (i) an increased number of finished goods held for sale at the Company's retail stores to support increased sales and the net addition of 9 new stores in the Fiscal 1998 Nine Months; (ii) an increased number of wholesale finished goods held to support increased domestic wholesale sales levels; and (iii) the addition of inventories related to the establishment of Vans Latinoamericana and Vans Argentina.

BORROWINGS

    The Company has a line of credit (the "Line of Credit") with Bank of the West (the "Bank"). The Line of Credit permits the Company to borrow up to the lesser of (i) a formula based on eligible accounts receivable and inventory, or
(ii) $25.0 million. The Line of Credit is unsecured; however, if certain events of default occur by the Company under the loan agreement establishing the Line of Credit (the "Loan Agreement"), the Bank may obtain a security interest in the Company's accounts receivable and inventory. The Company pays interest on the debt incurred under the Line of Credit at the prime rate established by the Bank from time to time, plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the Loan Agreement, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. All amounts under the Line of Credit are due and owing on November 1, 1999. At February 28, 1998, the Company had $2.0 million drawn down under the Line of Credit.

    During Q3 Fiscal 1998, the Company and the Bank amended the Line of Credit to (i) increase the borrowing limit to $25.0 million, and (ii) provide for a $5.0 million facility to fund the Company's stock repurchase program which was adopted on February 3, 1998. See "Part II - Other Information - Item 6. Exhibits and Reports on Form 8-K."

    Vans Latinoamericana maintains a two-year 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such company ("Tavistock"). The loan by Tavistock was made pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. The loan is secured by the assets of Vans Latinoamericana. At February 28, 1998, Vans Latinoamericana had a $1,940,000 outstanding balance under this facility.

CURRENT CASH POSITION

    The Company's cash position was $10,717,000 as of February 28, 1998, compared to $15,350,000 at May 31, 1997. The Company believes that cash from operations, together with borrowings under the Line of Credit, should be sufficient to meet its working capital needs for the next 12 months.*

CAPITAL EXPENDITURES

    In the remainder of Fiscal 1998, the Company plans to open two to four retail stores (including its first store in the United Kingdom) and remodel one existing retail store at an estimated aggregate cost of approximately $500,000. The new store additions will consist of factory outlet stores.

    During Q4 Fiscal 1997, the Company completed the move of its corporate offices to the Santa Fe Springs Facility. In the first month of Fiscal 1998, the Company relocated its distribution center to the same Facility. The Company incurred capital expenditures of approximately $2.5 million in Fiscal 1998 relating to new equipment and certain tenant improvements for such Facility. The Company does not anticipate that it will make any material capital expenditures for such Facility during the balance of Fiscal 1998.

    The Company continues to explore other projects which may involve capital expenditures. While it is still too early to estimate the amount of such expenditures, the Company does not anticipate a significant increase in the level of capital expenditures for the balance of Fiscal 1998. The Company intends to utilize cash generated from operations and funds drawn down under the Line of Credit to fulfill its capital expenditure requirements for the balance of Fiscal 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock

-------------------------------
* Note: This is a forward-looking statement. The Company's actual cash position could differ materially. Important factors that could cause or contribute to such differences include: (i) the Company's rate of growth; (ii) the Company's product mix between imported footwear, snowboard boots and domestically-produced footwear; (iii) the Company's ability to effectively manage its inventory levels; (iv) timing differences in payment for the Company's foreign-sourced product; (v) the increased utilization of letters of credit for purchases of foreign-sourced product; and (vi) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China.

method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The financial statements included herein, reflect the application of SFAS No. 128. Prior periods have been retroactively restated.

           In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the adoption of SFAS 130 will have a material impact on the Company's combined financial position or results of operations.

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

THE YEAR 2000 PROBLEM

           The Company is dependent upon complex computer systems for many phases of its operations, including production, sales, distribution and delivery. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (i.e., read the year 2000 as "1900") (the "Year 2000 Problem"). The Company has commenced a program intended to timely identify, mitigate and/or prevent the adverse effects of the Year 2000 Problem, and to pursue compliance by its suppliers, creditors and financial service organizations. It is not possible, at present, to quantify the overall cost of this work, or the financial effect of the Year 2000 Problem on the Company if it is not timely resolved. However, the Company presently believes that the cost of fixing the Year 2000 Problem will not have a material effect on the Company's current financial position, liquidity or results of operations.*

----------------------------------
* Note: This is a forward looking statement. The Company's actual results of operations could differ materially if the Company's program identifies either internal or external Year 2000 Problems of a serious financial magnitude.

                                     PART II
                                OTHER INFORMATION



ITEM 5.  OTHER MATTERS

Executive Officer Changes. Effective as of January 16, 1998, John Walker resigned as the Company's Vice President - Merchandising. He was replaced in that position by Michael Jonte.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

  10.1 Amendment, dated as of February 3, 1998, to Amended and Restated Loan and Security Agreement, dated as of October 31, 1997, by and between the Registrant and Bank of the West

  10.2 Employment Agreement, dated as of February 3, 1998, by and between the Registrant and Michael Jonte

  27    Financial Data Schedule

  (b)   Reports on 8-K.

    During the three-month period ended February 28, 1998, the Company filed one Report on Form 8-K, dated as of February 3, 1998, disclosing the adoption of a stock repurchase program by the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VANS, INC.
                                           (Registrant)

Date:   April 14, 1998                By:  /s/ Gary H. Schoenfeld
                                           -----------------------------------
                                           GARY H. SCHOENFELD
                                           President and Chief
                                           Executive Officer

Date:   April 14, 1998                By:  /s/ Kyle B. Wescoat
                                           -----------------------------------
                                           KYLE B. WESCOAT
                                           Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX


        EXHIBIT                                                                                                         PAGE NO.
  10.1  Amendment, dated as of February 3, 1998, to Amended and Restated Loan and Security Agreement, dated as of
        October 31, 1997, by and between the Registrant and Bank of the West

  10.2  Employment Agreement, dated as of February 3, 1998, by and between the Registrant and Michael Jonte

  27    Financial Data Schedule