Form 10-K
period 1998-05-31
VANS INC
filed 1998-08-31
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

        For the fiscal year ended May 31, 1998, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the transition period from ___________ to ___________

Commission file number:      0-19402

                                   VANS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                             33-0272893
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)


15700 Shoemaker Avenue, Santa Fe Springs, California              90670
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

The approximate aggregate market value of the Common Stock held by non-affiliates of registrant (computed based on the average bid and asked prices of the Common Stock, as reported on the NASDAQ National Market System on August 25, 1998), is $96,886,036.

The number of shares of registrant's Common Stock outstanding at August 28, 1998, is 13,207,585.

                      Documents Incorporated By Reference:

Portions of registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report; and certain exhibits are incorporated by reference into Part IV of this report.

                                   VANS, INC.

                                    FORM 10-K

                     For the Fiscal Year Ended May 31, 1998

                                TABLE OF CONTENTS

                                                                           PAGE NO.
                                                                           --------
PART I

        Item  1. Business ................................................     1
        Item  2. Properties ..............................................    13
        Item  3. Legal Proceedings .......................................    14
        Item  4. Submission of Matters to a Vote of Security
                 Holders .................................................    14
Part II

        Item  5. Market for Registrant's Common Equity and Related
                  Stockholder Matters ....................................    14
        Item  6. Selected Financial Data .................................    15
        Item  7. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ...........    15
        Item 7A. Quantitative and Qualitative Disclosures
                 About Market Risk .......................................    23
        Item  8. Financial Statements and Supplementary Data .............    24
        Item  9. Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure .................    40

Part III

        Item 10. Directors and Executive Officers of the
                 Registrant ..............................................    40
        Item 11. Executive Compensation ..................................    40
        Item 12. Security Ownership of Certain Beneficial
                  Owners and Management ..................................    40
        Item 13. Certain Relationships and Related Transactions ..........    40

Part IV

        Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K ............................................    40


ITEM 1. BUSINESS

GENERAL

    Vans, Inc. (the "Company") is a leading designer, marketer and distributor of high quality casual and active-casual footwear and clothing, performance footwear for enthusiast sports such as skateboarding, BMX and mountain biking, and snowboard boots and snowboarding outerwear. The Company was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes. The Company markets its products worldwide to a target customer base of young men and women 10 to 24 years old. The Company is incorporated in Delaware.

    To capitalize on the strength of the VANS brand with young men and women worldwide, the Company repositioned itself during Fiscal 1996 from a domestic manufacturer to a marketing-driven company. In particular, the Company: (i) began sourcing new products from overseas; (ii) leveraged its brand equity with young people to create products centered around increasingly popular enthusiast sports, such as the Company's snowboard boot line, and products that have a lifestyle orientation; (iii) designed a marketing strategy to promote the VANS brand and stay close to the product desires of its target customers; (iv) restructured its operations by closing its Orange, California manufacturing facility (the "Orange Facility"), the largest of its two manufacturing facilities; and (v) enhanced its management information and inventory control systems to better control costs and increase operational efficiencies.

    In May 1998, the Company took the last steps to complete this repositioning by announcing its intention to close its last U.S. manufacturing facility, located in Vista, California (the "Vista Facility") and to restructure its operations in Europe. See "Sales and Distribution - International Sales" and "Sourcing and Manufacturing." The Company incurred a one-time after tax restructuring charge and write-down of domestically-produced inventory totaling $11.9 million, or $0.90 per share, in connection with these matters in the fourth quarter of Fiscal 1998. See Note 3 to the Company's Financial Statements. The Vista Facility was closed on August 6, 1998.

OTHER DEVELOPMENTS:  ACQUISITION OF SWITCH

    On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through the merger of Switch with and into a wholly-owned subsidiary of the Company (the "Merger"). Switch is the manufacturer of the Autolock(TM) step-in boot binding system, one of the leading step-in snowboard boot binding systems in the world (the "Autolock System"). The Company licensed the Autolock System from Switch from 1995 until the effective time of the Merger, and during that time became Switch's key customer. The Company and Switch agreed to merge in order to allow the Company to solidify its presence in the snowboard market and to enable Switch to capitalize on the Company's distribution and marketing capabilities.

    The Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and (iii) $12,000,000 principal amount of unsecured, non-interest bearing promissory notes which are subject to potentially downward adjustment based on the performance of Switch during the fiscal year ending May 31, 2001, and are also payable on July 20, 2001.

    See "Certain Considerations - Acquisition-Related Risks" for a discussion of potential risks associated with acquisitions like the Switch transaction, and see also Item 3. "Legal Proceedings."

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

    ALTERNATIVE SPORTS AND ENTERTAINMENT EVENT SPONSORSHIPS

    The Company's marketing and promotion strategy includes the sponsorship of alternative sporting and entertainment events. Among the events and activities the Company has sponsored are the 1995, 1996 and 1997 World Championships of Skateboarding (with the Hard Rock Cafe), the 1997 Vans World Championship of Snowboarding and the 1998 Vans Championship of Snowboarding, and contests such as the Battle of the Bay, the Vans All-Girls Skate Jam, the Slam City Pro, the Brooklyn Bridge Skate Ramp, the Wild Women's Snowboarding Camp, the National Bike League and the American Bike League. The Company also sponsors snow, skate and surf videos and "demo days" at ski and snowboard resorts around the country.

    During Fiscal 1997, the Company commenced a strategy of "owning" key events for the sports it has traditionally sponsored. First, the Company purchased the assets and rights associated with the Triple Crown of Surfing, which encompasses three of the premier events in professional surfing, the Hawaiian Pro Surfing Championship, the World Cup of Surfing, and the Pipe Masters Surfing Classic. Then, during Fiscal 1998, the Company purchased the assets and rights associated with the Triple Crown of Skateboarding; entered into a long-term agreement to act as the title sponsor of the Triple Crown of Wakeboarding; and took steps to form the VANS Triple Crown of Snowboarding. These four series of events are known as the "VANS Triple Crown Series." In Fiscal 1999, the Company intends to expand the VANS Triple Crown Series to additional sports.

    The Company is also the exclusive title sponsor, and a part-owner, of the "VANS Warped Tour." This traveling music/sports tour visits top young adult markets throughout the world. The 1997 Tour visited 29 U.S. and Canadian markets, and 21 cities in Japan, Europe and Australia, and appeared before approximately 500,000 people. The Tour is an affordable daytime lifestyle, music and sports festival for teenagers and young adults, with skateboarding, biking demonstrations, retailer booths, video games, prize giveaways and performances by top alternative bands. It also features an amateur skateboarding competition in selected locations, with the winners being invited to participate at the VANS Amateur World Skateboarding Championship. The Tour is promoted through local radio, print, poster and flyer distribution, supplemented by national promotion via television, print and the Internet. The 1998 Tour is traveling to 34 cities in North America and 30 cities in Europe, Australia, Japan and Hawaii.

    The Company has combined the VANS Triple Crown Series and the VANS Warped Tour as a package and sold sub-sponsorships to key advertisers, such as Casio/G-Shock and Pepsi/ Mountain Dew. The Company has also reached a worldwide agreement with ESPN Networks to televise all events comprising the VANS Triple Crown Series on ESPN and espn2, and has agreed to an arrangement with MTV whereby MTV will be the Company's media partner in the U.S., Europe and Australia for the VANS Warped Tour.

    The Company also owns a minority interest in Board Wild LLC ("BW"), producer of the syndicated "Board Wild" television series, a program which features board sports, such as snowboarding, surfing and skateboarding, and the athletes who participate in them. The series is aired 52 weeks per year on Fox Sports nationwide and is syndicated worldwide. The Company is a permanent sponsor of the series and receives preferred advertising placement and rates on series episodes. The series also gives added exposure to the Company's athletes and events.

    ATHLETE ENDORSEMENTS

    The Company sponsors over 200 of the world's top male and female athletes in numerous sports including skateboarding, snowboarding, surfing, wakeboarding, BMX and mountain biking. The Company's sponsored athletes aid in the design of the Company's products, make promotional appearances, wear the Company's products exclusively and increase overall consumer awareness of the VANS brand. The Company supports its sports marketing with trading cards and print and television advertising featuring its sponsored athletes.

    PRINT AND TELEVISION ADVERTISEMENTS

    The VANS alternative sports image is enhanced by print and television advertising campaigns which depict youthful, contemporary lifestyles and attitudes and are carried on networks such as MTV, Comedy Central, Fox Sports Net and espn2, and in magazines such as TransWorld SKATEboarding, Thrasher and TransWorld SNOWboarding. The Company promotes its lifestyle image through advertisements in a number of magazines that appeal to its target customer group, including Rolling Stone, Spin, Vibe, Option, Maxium, Bikini, and Details. In addition, the Company selectively advertises in widely circulated fashion and lifestyle magazines, such as Seventeen and Jump. The Company develops much of its advertising in-house, which the Company believes allows it to respond more quickly and with a greater degree of creative and cost control.

    ARTIST RELATIONS

    The Company's artist relations group seeks to generate alliances among the Company, retailers and motion picture studios through promotional ties-ins. Additionally, this group helps build the VANS brand through product placement with key artists in the music, television and motion picture industries.

    WORLD WIDE WEB SITE

    Since September 1995, the Company has marketed its products and image through its interactive home page on the World Wide Web (www.vans.com) to customers who directly access the Internet. The Website, which was recently significantly upgraded, includes a product pictorial, photos, interviews, sound and video clips of bands who wear VANS products, profiles and interviews with members of the Company's sports teams, information on Company-sponsored events, and the Company's history. The Company is currently expanding its website into e-commerce, with plans to sell custom-designed footwear over the Internet.

    Seeking to further capitalize on the opportunities presented by the World Wide Web, during Fiscal 1997, the Company acquired a minority interest in The Zone Network, a Seattle-based company ("Zone") which publishes "The Mountain Zone," a Website focusing on mountain-related events, including snowboarding and mountain biking. Zone also assists the Company in operating and updating its Web page and provides the Company with the opportunity to market the VANS brand and VANS products on The Mountain Zone website.

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

    The Company designs and merchandises four lines of footwear products per year, two for Spring, one for the "Back to School" season and one for the Holiday season. The Company also introduces two lines of clothing per year and one line of snowboard boots per year.

    PRODUCTS

    The Company produces a wide variety of casual, active-casual and performance footwear products and snowboard boots, all of which are designed to appeal to alternative sport enthusiasts seeking performance footwear and mainstream consumers seeking footwear that represents youth, individuality and independence. The average retail prices for the Company's footwear products range from $30 to $80 for casual and performance footwear, and from $109 to $279 for snowboard boots. The Company's clothing and accessories lines offer knit shirts, T-shirts, hats, shorts and snowboard outerwear, bags and backpacks.

    The Company's footwear line is segmented into the following categories:

    High Performance Series.(TM) This line includes the most technical skateboarding shoes which are sold in independent skate shops.

    Performance Unlimited Series.(TM) This line includes technical, performance-oriented skateboarding and biking shoes which are mainly sold in athletic footwear and fashion/lifestyle stores.

    Prelims Series.(TM) This line includes skate-influenced, non-technical casual canvas and leather shoes which are mainly sold to mass merchandisers.

    Classics. This line includes traditional vulcanized canvas and suede shoes which are sold through all retail levels.

    MEN'S FOOTWEAR

    High Performance Series(TM) , Performance Unlimited Series(TM) and Signature Skate Shoes. Throughout its 32-year history, the VANS brand has long been associated with skateboarding. The Company offers a variety of High Performance and Performance Unlimited skate shoes that are designed and developed for skateboarding, and that have specific features for the sport, such as grippy gum rubber outsoles, double or triple layers of suede or leather in the ollie area for extra durability, double or triple stitching for durability, and extra padded tongues and collars for comfort and support. In addition, High Performance skate shoes have additional features for the most demanding riders, such as an internal elastic tongue holder, extra durable laces, and rubber toe guards. During fiscal 1998, the Company introduced the first-ever skate-specific technology in its skate shoes, as part of the High Performance Series.(TM) Impulse Technology(TM) helps to prevent heel bruising (one of the main injuries in skateboarding), and lengthens the life of heel cushioning. During Spring 1999, Impulse Technology will be expanded into the Performance Unlimited Series.

    The Company also offers Signature Skate Shoes, and works with some of the world's top skaters, such as Steve Caballero, Salman Agah, Omar Hassan and Willy Santos to develop performance footwear. The Company believes the identification of its shoes with top skaters helps to increase sales of its performance footwear. Some of the Company's High Performance Series(TM) shoes are Thirteen and C.T. Performance Unlimited Series(TM) shoes include Fuleffect,(TM) Engage(TM) and Shake,(TM) and the Signature Skate Series(TM) shoes include Cab 5,(TM) Willy Santos and Salman Agah.

    Prelims Series(TM) and Classics. The Company's Prelims Series includes a wide variety of casual suede, leather and canvas shoes with skate influence. The Classics include traditional vulcanized surf and skate-oriented footwear, as well as basic canvas styles. Some of the Company's Prelims Series(TM) shoes are the Wally,(TM) Sonus(TM) and Deak.(TM) The Classics include the Classic Slip-On, Authentic(TM), Old Skool(TM) and SK8-Hi.(TM)

    WOMEN'S FOOTWEAR

    The Company's footwear products for women include skate-influenced casual shoes, as well as basic, classic deck shoes. Many of these products incorporate fundamental features of the Company's skate shoes with fashion-conscious detailing, colors and fabrics, such as suede, leather and canvas. The line includes vulcanized shoes, as well as cemented cup-soled shoes and sandals. Some of the Company's women's shoes include the Cara-Beth,(TM) Plat Skool,(TM) Smooth(TM) and Old Skool.(TM)

    CHILDREN'S FOOTWEAR

    The Company offers a variety of boys' and youth's casual footwear that follow the direction of the men's Prelims Series(TM) (i.e. shoes which are skate-influenced without technical features), as well as Classics. These shoes include the Wally,(TM) Sonus,(TM) Deak(TM) and Old Skool.(TM)

    SNOWBOARD BOOTS

    For the 1998/1999 snowboard season, the Company has divided its product categories into six product groups: Technical, featuring the Jamie Lynn signature boot; Performance, which is exclusive to special snowboard accounts; Womens, featuring the Circe Wallace signature boot; World Traveler, featuring the Daniel Franck signature boot; and Step-in, featuring the Shaun Palmer signature boot and Switch's Autolock System. The categories functionally address all snowboard riding styles and incorporate 11 conventional strap binding boot styles and six Step-in compatible boots. The Crosslink(TM) is the Company's newest and most advanced Step-in boot. It features a three position in-step strap which is integrated to a lateral flexing adjustable forward lean system. All of the Company's boots are marketed through merchandising programs which enable both consumers and retailers to easily understand and communicate the boots' technical features.

    CLOTHING

    The Company's clothing and apparel line offers a wide variety of snowboard, skateboard and crossover lifestyle apparel such as T-shirts, polo shirts, shorts, caps and pants under both the VANS brand and the TRIPLE CROWN OF SURFING(R) brand. The Company also sells technical snowboarding outerwear items, including nylon jackets and pants, and a variety of sweaters and polar fleece. The Company's snowboard apparel is primarily sold to snow, ski and sporting goods stores. Skate and lifestyle apparel is sold to skate and surf shops and to national retailers.

SALES AND DISTRIBUTION

    The Company has two primary distribution channels for its products: (i) wholesale sales, which consist of domestic sales through national and regional retailers, as well as independent specialty stores, including skate and surf shops, and international sales through a wholly-owned foreign subsidiary which contracts with distributors and also sells through sales agents; and (ii) sales through Company-operated retail and factory outlet stores.

    DOMESTIC SALES

    The Company sells its products through approximately 3,000 active accounts, including Journeys, Pacific Sunwear, Foot Action, The Sports Authority, Kinney Shoe Corporation (which includes Foot Locker, Kids Foot Locker, Kinney Shoe Stores, Lady Foot Locker, Champs Sporting Goods and Foot Quarters), Mervyns, Just For Feet and Nordstrom. The Company also sells its products through independent retailers such as skateboard and surf shops to maintain its authenticity and to stay close to its core customers.

    The Company strives to maintain the integrity of the VANS image by controlling the distribution channels for its products based on criteria which include the retailer's image and ability to effectively promote the Company's products. The Company works with its retailers to display, stock and sell a greater volume of the Company's products. The Company sells products to its domestic accounts primarily through independent sales representatives. Several of the Company's larger accounts are managed by Company sales executives. The Company typically engages its independent sales representatives pursuant to one year agreements. Compensation of independent sales representatives is limited to commissions on sales.

    INTERNATIONAL SALES

    The Company licenses the right to sell VANS products internationally to its Hong Kong subsidiary, Vans Far East Limited ("VFEL"), which in turn sells VANS products to distributors and through sales agents in approximately 80 foreign countries. International distributors of VANS products receive a discount on the wholesale price of footwear products and are granted the right to resell such products in defined territories, usually a country or group of countries. Distribution agreements generally are exclusive, restrict the distributor's ability to sell competing products, have a term of one to three years, provide a minimum sales threshold which increases annually, and generally require the distributor to spend up to 5% of its revenues on marketing.
VFEL receives payment from all its distributors in United States dollars.

    In Fiscal 1997, the Company undertook a strategy to capture increased international sales and profit by commencing direct operations in selected countries. In connection with that strategy, the Company acquired 51% of the common shares of Global Accessories Limited, its distributor for the United Kingdom ("Global") in November 1996. The Company acquired another 9% of the shares of Global in Fiscal 1998 and will acquire the remaining 40% of the common shares of Global over the next four years. The Company has also formed jointly-owned subsidiaries with a third party to sell the Company's products in Mexico, Brazil, Argentina and Uruguay. Under these arrangements, the Company provides product and its footwear marketing expertise to the ventures, and the third party provides financial, advertising and operational support. See " -- Certain Considerations - International Business Operations; Foreign Currency Fluctuations."

    Commencing in August 1998, the Company, through VFEL, began utilizing sales agents, instead of distributors, in certain key European countries. This strategy, like the strategy of direct foreign operations discussed above, enables the Company to capture the sales and profits previously realized by the distributors, and also enables the Company to better coordinate marketing strategies and increase the inventory available to local customers through the establishment of a distribution center in Europe. See "Distribution Facilities." Under the new sales agency agreements, the agents are paid a commission on sales and are responsible for all sales efforts in a particular territory. VFEL, in turn, provides all operational functions associated with such sales efforts. See " -- Certain Considerations - International Business Operations; Foreign Currency Fluctuations."

    Financial information about the Company's export sales through VFEL is included in Note 13 of Notes to the Company's Financial Statements.

    RETAIL SALES

    The Company currently operates 103 retail stores. The Company's retail stores are divided into three store groups: conventional mall and freestanding stores, factory outlet stores and clearance stores. The Company's retail stores carry a wide variety of the Company's footwear products, along with apparel and accessory items, most of which bear the VANS brand name and logo. The stores are an integral part of the Company's strategy for building the VANS brand, providing wide exposure to all of the Company's products and enabling the Company to stay close to the needs of its customers. During Fiscal 1998, the Company continued its strategy of expanding its retail stores beyond Southern California, opening stores in six new states outside California. The Company also opened its first international store in the United Kingdom.

    The standard Company retail store is approximately 1,400 to 2,700 square feet. A typical Company store is open seven days a week, for an average of eleven hours per day, and has two or three employees in the store during business hours. The Company sells factory seconds and discontinued shoes at discounted prices through 49 factory outlets. The Company opened 17 factory outlets during Fiscal 1998. The Company continually works to upgrade the design and layout of its retail stores as part of its overall marketing plan and remodels older stores as its resources permit to further promote the VANS brand image. The Company also, as a matter of course, seeks to identify underperforming stores for possible closure. The Company closed two stores in Fiscal 1998.

    In Fiscal 1999, the Company intends to expand its retail concept by opening an approximately 50,000 square foot skateboard park in Orange, California at an entertainment center to be known as "The Block." The park will feature designs created with input from the Company's skate athletes and will include a Company retail store and skate shop. It is expected that the park will open in November 1998.

DISTRIBUTION FACILITIES

    Domestic distribution of the Company's products is centralized in the Company's 180,000 square foot facility located in Santa Fe Springs, California (the "Santa Fe Springs Facility"). See Item 2. "Properties - Corporate Headquarters and Distribution Facility." Upon receipt from overseas manufacturers, the Company's products are inspected, sorted, packaged and shipped to retail accounts in the United States and abroad. While foreign-sourced product for domestic accounts is generally shipped to the Santa Fe Springs Facility, such product for international sales is typically shipped directly from the overseas manufacturers to VFEL's customers. In the case of Europe, future shipments of product to European countries will be made through a distribution facility located in Holland, which will be managed for VFEL by the Company's wholly-owned subsidiary, Vans Holland B.V., pursuant to an Administrative Services Agreement.

SOURCING AND MANUFACTURING

    The Company purchases footwear and snowboard boots from VFEL, which sources such product from independent manufacturers in South Korea, China and Mexico. During Fiscal 1998, approximately 90% of the Company's shoes and 100% of the Company's snowboard boots were manufactured offshore by third party manufacturers. VFEL utilizes sourcing agents for its footwear and snowboard boots in South Korea. These agents assist the Company in selecting and overseeing third party contractors, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The Company's and VFEL's production staff and independent sourcing agents together oversee all aspects of manufacturing and production. VFEL executes Manufacturing Agreements with each of the factories which produce products for it.

    Approximately 60% to 70% of the Company's clothing is sourced off-shore in countries such as China, Korea, Israel and India. The Company's clothing division works directly with the foreign factories to source and develop all fabrics, trims and styles for the line.

    Until August 6, 1998, the Company manufactured vulcanized footwear at the Vista Facility. As a result of a significant reduction in orders for vulcanized footwear from the Japanese market, which in turn caused sales of footwear produced at the Vista Facility to decrease by more than 50% over a six-month period commencing in November 1997, the Company closed the Vista Facility and shifted most of its production of vulcanized footwear to Mexico and Spain.

LICENSING

    The Company has licensed certain of its trademarks for footwear, snowboard boots, clothing and accessory products where the Company believed such arrangements would promote the VANS brand name and image consistent with the Company's overall marketing and promotion plan.

    Currently, the Company has license agreements with two third party licensees. The licensees have the exclusive right to manufacture and sell certain products under the Company's trademarks in Japan. The licenses provide for a royalty payment to the Company, establish minimum annual royalty amounts, and cover footwear, caps, sports bags, snowboards, apparel, watches and sunglasses. The licenses have varying expiration dates.

COMPETITION

    Footwear Industry. The athletic and casual footwear industry is highly competitive. The Company competes on the basis of the quality and technical aspects of its products, the 32-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the sports sponsored by the Company. Many of the Company's competitors, such as Nike, Inc., Reebok International Ltd., Adidas AG and Fila Holdings SpA, have significantly greater financial resources than the Company, have more comprehensive lines of product offerings, compete with the Company in the Far East for manufacturing sources and spend substantially more on product advertising than the Company. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, the Company faces significant competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have significant brand recognition. In addition, in the casual footwear market, the Company competes with a number of companies, such as Airwalk, Converse Inc. and Stride Rite Corporation (Keds), many of which may have significantly greater financial and other resources than the Company. The Company also competes with smaller companies, such as D.C., Duffs and Etnies, which specialize in marketing to the Company's core skateboarding customers. The Company competes on the basis of the quality and technical aspects of its products, the 32-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the sports sponsored by the Company.

    Snowboard Boot Industry. Although the Company has experienced substantial growth in sales of its line of snowboard boots, and is now one of the industry leaders, it faces significant competition, most notably from Burton Snowboards, Inc., Northwave and Airwalk. The Company also anticipates that several large, well-known companies, such as Nike, Inc. and Fila Holdings SpA will enter the snowboard boot industry in the future. These companies are much larger and have greater financial resources than the Company, and have significant brand recognition.

    Apparel Industry. The Company is a relatively new entrant in the apparel business. The apparel industry is highly competitive and fragmented, and many of the Company's competitors have significantly greater financial resources than the Company and spend substantially more on product advertising than the Company. Additionally, the apparel industry is particularly dependent on changes in fashion, which will require the Company to devote substantial resources to responding to changes in consumer preferences in a timely manner.

BACKLOG

    As of August 22, 1998, the Company's backlog of orders for delivery in the second quarter of Fiscal 1999 was approximately $23.1 million, as compared to approximately $17.9 million as of August 22, 1997. The Company's backlog amounts exclude orders from the Company's retail stores. The Company's backlog depends upon a number of factors, including the timing of trade shows, during which some of the Company's orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. As a result of these and other factors, period-to-period comparisons of backlog may not necessarily be meaningful.

    In addition, the Company has historically shipped less than all orders in its backlog and a large portion of its products late in the quarter. As a result, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on the Company's business, financial condition and results of operations. Additionally, backlog orders are subject to both cancellation by customers and the ability of manufacturers to timely deliver product to fill such orders.

INTELLECTUAL PROPERTY

    The Company holds trademarks, copyrights and patents on its products, brand names and designs which the Company believes are material to its business. The Company has made federal, state and international filings with respect to its material intellectual property, and intends to keep these filings current. The Company believes that its rubber "Off the Wall(R)" sole design, the VANS trademark, various designs incorporating the VANS trademark, and the striped designs known as the "Old Skool,(TM)" "Knu Skool,(TM)" and "Fairlane(TM)" are significant to its business and have gained acceptance among consumers and in the footwear industry. The Company is aware of potentially conflicting trademark claims in the United States, as well as certain countries in Europe, South America and the Far East, and is currently engaged in, or contemplating trademark opposition or other legal proceedings, with respect to these claims. There can be no assurance that the Company will be able to use all of its trademarks in any of the jurisdictions where conflicts exist. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement both in the United States and internationally, including through the use of cease and desist letters, administrative proceedings and lawsuits. See "--Certain Considerations
- Ability to Protect Intellectual Property Rights."

EMPLOYEES

    As of August 26, 1998, the Company had 929 employees. Of the Company's 929 employees, 426 are full-time employees and 503 are part-time employees (most of whom work at the Company's retail stores). The Company considers its employee relations to be satisfactory. The Company has never suffered a material interruption of business caused by labor disputes.

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

    In response to consumer demand, the Company also uses certain specialized fabrics in its footwear and clothing. The failure of footwear or clothing using such fabrics to perform to customer satisfaction could result in a higher rate of customer returns and could adversely affect the image of the VANS brand name, which could have a material adverse effect on the Company's business and results of operations.

    The Company also has recently significantly increased the technical aspects of certain of its footwear and snowboard boots. The failure of such technical features to operate as expected or satisfy customers, or the failure of the Company to develop new and innovative technical features in a timely fashion, could adversely affect the VANS brand and could have a material adverse effect on the Company's business and results of operations.

    COMPETITION

    Footwear Industry. The athletic and casual footwear industry is highly competitive. The Company competes on the basis of the quality and technical aspects of its products, the 32-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the sports sponsored by the Company. Many of the Company's competitors, such as Nike, Inc., Reebok International Ltd., Adidas AG and Fila Holdings SpA, have significantly greater financial resources than the Company, have more comprehensive lines of product offerings, compete with the Company in the Far East for manufacturing sources and spend substantially more on product advertising than the Company. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, the Company faces significant competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have brand recognition. In addition, in the casual footwear market, the Company competes with a number of companies, such as Airwalk, Converse Inc. and Stride Rite Corporation (Keds), many of which may have significantly greater financial and other resources than the Company. The Company also competes with smaller companies, such as D.C., Duffs and Etnies, which specialize in marketing to the Company's core skateboarding customers.

    Snowboard Boot Industry. Although the Company has experienced substantial growth in sales of its line of snowboard boots, and is now one of the industry leaders, it faces significant competition, most notably from Burton Snowboards, Inc., Northwave and Airwalk, the other industry leaders. The Company also anticipates that several large, well-known companies, such as Nike, Inc. and Fila Holdings SpA will enter the snowboard boot industry in the future. These companies are much larger and have greater financial resources than the Company, and have significant brand recognition.

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

    Apparel Industry. The Company is a relatively new entrant in the apparel business. The apparel industry is highly competitive and fragmented, and many of the Company's competitors have significantly greater financial resources than the Company and spend substantially more on product advertising than the Company. Additionally, the apparel industry is particularly dependent on changes in fashion, which will require the Company to devote substantial resources to responding to changes in consumer preferences in a timely manner. See "--Changes in Fashion Trends."

    DEPENDENCE ON FOREIGN MANUFACTURERS

    Approximately 90% of the Company's shoes and 100% of the Company's snowboard boots sold during fiscal 1998 were manufactured by independent suppliers located in South Korea. The Company has increased its reliance on offshore manufacturers by commencing sourcing of footwear and apparel in the Peoples Republic of China, India and Israel and anticipates that it will begin sourcing vulcanized footwear in Mexico and Spain in the near future in response to the closing of the Vista Facility, and some clothing from other Far East countries, such as Thailand and Taiwan. The Company sources its foreign-produced products through VFEL. Although VFEL executes Manufacturing Agreements with its foreign manufacturers, there can be no assurance that VFEL will not experience difficulties with such manufacturers, including but not limited to reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to comply with VFEL's requirements for the proper utilization of the Company's intellectual property, failure to meet production deadlines or increases in manufacturing costs. In addition, if VFEL's relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that VFEL would be able to obtain alternative manufacturing sources on terms satisfactory to it. Should a change in its suppliers become necessary, VFEL would likely experience increased costs, as well as substantial disruption and resulting loss of sales. In addition, VFEL utilizes international sourcing agents who assist it in selecting and overseeing third party manufacturers, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The loss or reduction in the level of services from such agents could significantly affect the ability of VFEL to efficiently source products from overseas, which could have a material adverse effect on VFEL's and the Company's business, financial condition and results of operations.

    Foreign manufacturing is subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, an increased likelihood of counterfeit, knock-off or gray market goods, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas) and restrictions on the transfer of funds, environmental regulation and other changes in governmental policies. There can be no assurance that such factors will not materially adversely affect VFEL's and the Company's business, financial conditions and result of operations.

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

    Also, the Company may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products the Company is attempting to import or the loss of its import privileges if the Company or its suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of the Company's products. Such violations may include (i) inadequate record keeping of its imported products, (ii) misstatements or errors as to the origin, quota category, classification, marketing or valuation of its imported products, (iii) fraudulent visas or (iv) labor violations under U.S. or foreign laws. There can be no assurance that the Company will not incur significant penalties (monetary or otherwise) if the United States Customs Service determines that these laws or regulations have been violated or that the Company failed to exercise reasonable care in its obligations to comply with these laws or regulations on an informed basis.

    Although the products sold by the Company are not currently subject to quotas in the United States, certain countries in which the Company's products are sold are subject to certain quotas and restrictions on foreign products which to date have not had a material adverse effect on the Company's business, financial condition and results of operations. However, such countries may alter or modify such quotas or restrictions. Countries in which the Company's products are manufactured may, from time to time, impose new or adjust quotas or other tariffs and other restrictions on imported products, any of which could have a material adverse effect on the Company's business, financial condition and current or increased quantity levels. Other restrictions on the importation of the Company's products are periodically considered by the U.S. Congress, and there can be no assurance that tariffs or duties on the Company's products may not be raised, resulting in higher costs to the Company, or that import quotas with respect to such products may not be imposed or made more restrictive.

    MANAGEMENT GROWTH

    The Company intends to pursue its growth strategy through expanded marketing and promotion efforts, more frequent introductions of products, broader lines of casual and performance footwear and snowboard boots, as well as clothing and other accessories, and increased international market penetration. To the extent the Company is successful in increasing sales of its products, a significant strain may be placed on its financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations and will require the Company to attract, train, manage and retain management, sales, marketing and other key personnel. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its operational and financial control systems and infrastructure and management information systems. There can be no assurance that the Company will be successful in such efforts, and the inability of the Company's management to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

    SEASONALITY AND QUARTERLY FLUCTUATION

    The footwear industry generally is characterized by significant seasonality of net sales and results of operations. The Company's business is moderately seasonal, with the largest percentage of sales realized in the first fiscal quarter (June through August), the "Back to School" months. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and Switch's Autolock System, have historically been strongest in the first and second fiscal quarters. As the Company increases its international sales through VFEL and experiences changes in its product mix, it expects that its quarterly results will vary from historical trends. Therefore, the results of operations of any quarter may not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition to seasonal fluctuations, the Company's operating results fluctuate on a quarter-to-quarter basis as a result of holidays, weather and the timing of large shipments. The Company's gross margins also fluctuate according to product mix, cost of materials and the mix between wholesale and retail channels. Given these factors, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts. Historically, the Company has shipped a large portion of its products late in the quarter. Consequently, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on the Company's business, financial condition and results of operations.

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

    ECONOMIC CYCLICALITY

    Certain economic conditions affect the level of consumer spending on the products offered by the Company, including, among other things, general business conditions, interest rates, taxation and consumer confidence in future economic conditions. The Company and the footwear and apparel industry in general are highly dependent on the economic environment and discretionary levels of consumer spending that affect not only the consumer, but also distributors and retailers of the Company's products. As a result, the Company's results of operations may be materially adversely affected by downward trends in the economy of the occurrence of events that adversely affect the economy in general. In addition, a significant portion of the Company's revenues continue to come from sales in California, including sales through the Company's retail stores. A decline in the economic conditions in California could materially adversely affect the Company's business, financial condition and results of operations.

    INTERNATIONAL BUSINESS OPERATIONS; RISK OF FOREIGN CURRENCY FLUCTUATIONS

    The Company has recently begun to do business directly in the United Kingdom through a subsidiary, and in Mexico, Brazil, Argentina and Uruguay through subsidiaries co-owned with a third party. Additionally, the Company is currently restructuring its operations in Europe by eliminating certain distributor relationships and replacing them with sales agent relationships. In connection with this strategy, the Company is establishing an operational structure in Europe to support the activities of the sales agents. See "--Sales and Distribution - International Sales." The Company may experience certain risks of doing business directly in foreign countries including, but not limited to, managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. Additionally, the Company's foreign subsidiaries may, from time to time, collect payments in customers' local currencies and purchase raw materials or product in currencies other than U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

    ABILITY TO PROTECT INTELLECTUAL PROPERTY RIGHTS

    The Company considers its intellectual property to be material to its business. See "--Intellectual Property." The Company relies on trademark, copyright and trade secret protection, patents, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in its products. Despite the Company's efforts to safeguard and maintain its intellectual property rights, there can be no assurance that the Company will be successful in this regard. There can be no assurance that third parties will not assert intellectual property claims against the Company in the future. Furthermore, there can be no assurance that the Company's trademarks, products and promotional materials do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks and other intellectual property. Such claims, if proved, could materially and adversely affect the Company's business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect the Company's business, financial condition and results of operations. The Company has in the past sued and been sued by third parties in connection with certain matters regarding its trademarks, none of which has materially impaired the Company's ability to utilize its trademarks. See, however, Item 3. "Legal Proceedings" for a discussion of certain litigation regarding the Switch Autolock System.

    The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its intellectual property rights vigorously, there can be no assurance that these efforts will be successful or that the costs associated with protecting its rights in certain jurisdictions will not be prohibitive.

    From time to time, the Company discovers products in the marketplace that are counterfeit reproductions of the Company's products or that otherwise infringe upon intellectual property rights held by the Company. There can be no assurance that actions taken by the Company to establish and protect its intellectual property rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violating intellectual property rights. If the Company is unsuccessful in challenging a third party's rights, continued sales of such product by that or any other third party could adversely impact the VANS trademark, result in the shift of consumer preferences away from the Company and generally have a material adverse effect on the Company's business, financial condition and results of operations.

    NATURE OF ENDORSEMENT CONTRACTS

    A key element of the Company's marketing strategy has been to obtain endorsements from prominent enthusiast sports athletes. See "--Marketing and Promotion - Athletic Endorsements." These contracts typically have fixed terms, and there can be no assurance that they will be renewed or that endorsers signed by the Company will continue to be effective promoters of the Company's products. If the Company were unable in the future to secure suitable athletes to endorse its products on terms it deemed reasonable, it would be required to modify its marketing plans and could have to rely more heavily on other forms of advertising and promotion, which might not be as effective.

    PRODUCT LIABILITY

    The Company's snowboard boots, and the recently acquired Switch Autolock System, are often used in relatively high-risk recreational settings. Consequently, the Company is exposed to the risk of product liability claims in the event that a user of such boots is injured in connection with such use. In many cases, users of the Company's boots and the Autolock System may engage in imprudent or even reckless behavior while using such products, thereby increasing the risk of injury. The Company maintains general liability insurance (which includes product liability coverage) and excess liability insurance coverage in an amount the Company believes to be sufficient. However, there can be no assurance that such coverage will be sufficient, will continue to be available on acceptable terms, will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's financial condition and results of operations.

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

    YEAR 2000 COMPLIANCE

    The Company is dependent upon complex computer systems for many phases of its operations, including production, sales, distribution and delivery. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (i.e., read the year 2000 as "1900") (the "Year 2000 Issue"). The Company has commenced a program intended to timely identify, mitigate and/or prevent the adverse effects of the Year 2000 Issue, and to pursue compliance by its suppliers, creditors and financial service organizations. It is not possible, at present, to quantify the overall cost of this work, or the financial effect of the Year 2000 Issue on the Company if it is not timely resolved. Although the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations, there can be no assurance of this. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance," for a further discussion of the Company's efforts in this arena.

ITEM 2. PROPERTIES

    Corporate Headquarters. The Company leases approximately 180,000 square feet of space in Santa Fe Springs, California which houses the Company's corporate headquarters and distribution operations. The initial term of the lease is 10 years and the Company has one option to extend the lease an additional 10 years. The rental structure under the lease is triple net, and the current monthly rent is approximately $67,000. Such rent is subject to adjustment according to the C.P.I. Index throughout the term of the lease.

    Vista Facility. The Company leases the 90,400 square foot Vista Facility. The term of the lease is eleven years and six months, with two consecutive five-year extension options. The rental structure under the lease is triple net. The current monthly base rent under the lease is approximately $41,000 and is subject to adjustment according to the C.P.I. Index throughout the term of the lease. In connection with the closing of the Vista Facility, the Company is negotiating an agreement with the landlord to terminate the lease in exchange for a lease termination fee and the performance by the Company of certain improvements to the Vista Facility for a new tenant.

    Retail Stores. Of the Company's 103 retail stores, two are owned by the Company and the remainder are leased. Two of the leases are with the Company's founders, who are no longer affiliated with the Company. The Company does not have any franchised stores.

    Lease of the Orange Facility. The Company leases the Orange Facility to two companies, one of whom currently pays the Company rent of $24,000 per month pursuant to a gross lease, and one of whom currently pays the Company rent of $20,000 per month pursuant to a triple net lease. Each of such leases has an initial term of five years, and each lessee has one option to extend the term of their lease an additional five years. The leases also provide for annual rent increases.

    Sublease of City of Industry Facility. During Fiscal 1997, the Company subleased its former distribution center, located in City of Industry, California, to a distribution company. Under the sublease, such company pays the Company $40,500 per month and all operating charges associated with the master lease. The Company remains primarily liable under the master lease. The term of the sublease expires upon the expiration of the master lease in February 27, 2000.

    The Company believes that its operating facilities are adequate for its current needs, but the Company continues to seek profitable retail locations in connection with its retail expansion program.

ITEM 3. LEGAL PROCEEDINGS

    Mark A. Raines; Gregory A. Deeney; Preston Binding Company vs. Switch Manufacturing (Civil Action No. C96-2648-DLJ, District Court of Northern California). In March 1996, Switch was sued for patent infringement by Mark Raines, Gregory Deeney and Preston Binding Company ("Preston"), a division of Ride, Inc. The suit alleges that the Autolock System infringes the patent of a binding system developed by Messrs. Raines and Deeney which was subsequently assigned to Preston, and seeks a permanent injunction against such alleged infringement and an unspecified amount of damages. Switch has responded to the suit by filing an answer denying such allegations. The parties are currently conducting discovery in this matter.

    The Company has not been named as a defendant in the Preston suit or threatened with litigation in such suit; however, there can be no assurance that the Company will not be named in the Preston suit, and there can be no assurance as to the outcome of the litigation between Switch and Preston. In the event Switch is found liable in the Preston suit, the Company and Switch may be unable to use the Autolock System, which could adversely impact the Company's competitive position in the snowboard boot market and deprive the Company of the key asset acquired by it in the Merger.

    In addition to the foregoing, the Company is a party to certain litigation which arises in the ordinary course of its business.

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

                                                     HIGH         LOW
                                                     ----         ---
                                                        (IN DOLLARS)
  FISCAL  YEAR  ENDED  MAY 31, 1998:
  1st Quarter...................................    16 1/4       10 7/8
  2nd Quarter...................................    17 3/8       12 1/2
  3rd Quarter...................................    16 3/8        8 1/4
  4th Quarter...................................    12 5/32       8 7/8

  FISCAL YEAR ENDED MAY 31, 1997:
  1st Quarter...................................    20 1/8         12
  2nd Quarter...................................    21 3/4       14 3/8
  3rd Quarter...................................    17 1/4       10 3/4
  4th Quarter...................................    13 7/8          9

    On August 27, 1998, the last reported sales price on the Nasdaq National Market for the Company's Common Stock was $6.50 per share. As of August 26, 1998, there were 207 holders of record of the Common Stock.

    The Company has never declared or paid a cash dividend on its Common Stock. The Company presently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's line of credit prohibit the payment of such dividends without the consent of the Bank.

ITEM 6. SELECTED FINANCIAL DATA


                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED MAY 31,
                                                1998             1997           1996           1995                1994
                                            -------------      ---------      ---------      ---------          ---------
STATEMENT OF OPERATIONS DATA:
  Net sales ..........................      $ 174,497          $ 159,391      $ 117,407      $  88,056          $  80,476
  Net earnings (loss) ................      $  (2,677)(1)      $  10,437      $   3,148      $ (37,135)(2)      $   1,361

Earnings Per Share Information:

Basic:
  Net earnings (loss) per share before
      extraordinary item .............      $   (0.20)(1)      $    0.81      $    0.42      $   (3.86)(2)      $    0.14
  Weighted average common shares
     and equivalents(3) ..............         13,284             12,963          9,747          9,611              9,550

Diluted:
Net earnings (loss) per share before
     extraordinary item ..............      $   (0.20)(1)      $    0.76      $    0.40      $   (3.86)(2)      $    0.14
Weighted average common shares and
     equivalents (3) .................      $  13,284             13,805         10,406          9,611              9,731

BALANCE SHEET DATA:

  Total assets .......................      $ 113,338          $ 105,824      $  90,461      $  73,066          $  97,204
  Long-term debt .....................      $   1,874          $     481      $     344      $  22,416          $  29,000
  Stockholders' equity ...............      $  86,148          $  88,282      $  72,728      $  20,264          $  57,155


----------

(1) Reflects: (i) $8.2 million of restructuring costs associated with the closure of the Vista Facility and the restructuring of the Company's European distribution system; and (ii) a $9.4 million write-down of inventory in Q4 Fiscal 1998.

(2) Reflects: (i) a $20.0 million write-off of goodwill associated with the closure of the Company's Orange, California manufacturing facility; (ii) $10.0 million of restructuring costs associated with such facility closure; and (iii) a $6.3 million write-down of inventory in the fourth quarter of fiscal 1995.

(3) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in per share computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, as well as those discussed under Item 1. "Business - Certain Considerations."

OVERVIEW

    The Company is a leading designer, manufacturer and distributor of high quality stylish-casual and active-casual footwear and clothing, as well as performance footwear for enthusiast sports such as skateboarding, snowboarding, surfing, wakeboarding, BMX racing, and mountain bike racing, under the brand name "VANS."* The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was acquired by the Company in February 1988 in a series of related transactions for a total cost (including assumed liabilities) of $74.4 million. VDRC was merged with and into the Company in August 1991 at the time of the Company's initial public offering.

    During the fourth quarter of Fiscal 1998 ("Q4 Fiscal 1998") the Company took the last steps to complete its repositioning as a marketing-driven company by announcing the closure of its last U.S. manufacturing facility, located in Vista, California (the "Vista Facility") and to restructure its operations in Europe. The Company incurred a one-time restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. See Note 3 of Notes to Consolidated Financial Statements. The Vista Facility was closed on August 6, 1998.

    On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Merger") with and into a wholly-owned subsidiary of the Company. The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the net assets acquired based on their values. Switch is the manufacturer of the Autolock(TM) step-in boot binding system, one of the leading snowboard boot binding systems in the world. The Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and (iii) $12,000,000 principal amount of unsecured, non-interest bearing promissory notes which are subject to potential downward adjustment based on the performance of Switch during the fiscal year ending May 31, 2001, and are also due and payable on July 20, 2001. The results of Switch will be consolidated in the Company's financial statements.

    On November 20, 1996, the Company acquired 51% of the outstanding shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction. During Q2 Fiscal 1998, the Company acquired another 9% of the Global common shares in exchange for Common Stock of the Company. The remaining 40% of the Global common shares will be acquired by the Company over the next four years. The results of Global are consolidated in the Company's financial statements.

    The Company has also established a subsidiary in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), a subsidiary in Argentina, Vans Argentina S.A. ("Vans Argentina"), a subsidiary in Brazil, Vans Brazil S.A., ("Vans Brazil"), and a subsidiary in Uruguay, Vans Uruguay, S.A. ("Vans Uruguay"). The results of these subsidiaries are also consolidated in the Company's financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997

    Net Sales

    Net sales for Fiscal 1998 increased 9.5% to $174,497,000, compared to $159,391,000 for Fiscal 1997. The sales increase was driven by increased sales through the Company's retail and international sales channels, as discussed below.

    Sales to the Company's wholesale accounts on a worldwide basis increased 4.2% to $127,513,000 for Fiscal 1998 from 122,392,000 for Fiscal 1997. Within the Company's wholesale business, sales to domestic wholesale accounts were essentially flat for the year at $77,501,000, compared to $78,127,000 for last year. Domestic wholesale sales for Fiscal 1998 were adversely affected by the soft market for athletic footwear in the United States particularly in Q4 Fiscal 1998, with such sales in Q4 Fiscal 1998 decreasing 23.8% on a period-to-period basis.





----------------------------------------------

* VANS is a registered trademark of Vans, Inc.

    Sales to international distributors through the Company's Hong Kong subsidiary, Vans Far East Limited ("VFEL"), increased 13.0% to $50,012,000 for Fiscal 1998, as compared to $44,265,000 for Fiscal 1997, primarily due to increased sales to the United Kingdom, Mexico, Japan and Argentina. However, international sales were down sharply in Q4 Fiscal 1998, versus the same period a year ago, due to difficult economic conditions in the Far East, particularly Japan. The Company anticipates that international sales for Fiscal 1999 will continue to be adversely affected by the economic situation in Japan and the rest of the Far East.*

    Domestic and international sales of the Company's line of snowboard boots increased 21.0% to $14.8 million, or 8.5% of Company-wide net sales for Fiscal 1998, increasing from $12.3 million, or 7.7% of Company-wide net sales for Fiscal 1997.

    Sales through the Company's 98-store retail chain (at May 31, 1998) increased 27.0% to $46,985,000 for Fiscal 1998 from $36,999,000 for Fiscal 1997 due to the opening of a net 14 stores during the year and strong comparable store sales increases of 16.2% for the year. Sales per square foot increased to $322 in Fiscal 1998 from $300 in Fiscal 1997.

    Gross Profit

    Gross profit was essentially flat at $62,300,000 in Fiscal 1998 versus $62,700,000 in Fiscal 1997 primarily as a result of the Inventory Write-Down resulting from closure of the Vista Facility. As a percentage of net sales, after the Inventory Write-Down, gross profit decreased to 35.7% for Fiscal 1998 from 39.3% for Fiscal 1997. Before the Inventory Write-Down, gross profit as a percentage of sales had increased to 41.1% for Fiscal 1998. The improvement in gross profit was primarily due to: (i) increased sales through the Company's retail stores; (ii) improved mix of higher margin foreign-sourced product; and
(iii) benefits from the devaluation of the South Korean won as it related to the Company's manufacturing efforts in South Korea.

    Earnings from Operations

    As a result of the Inventory Write-Down and the Restructuring Costs, the Company incurred a loss from operations of $4,962,000 in Fiscal 1998 versus earnings of $13,794,000 in Fiscal 1997. As a result of the Restructuring Costs, operating expenses in Fiscal 1998 increased 37.5% to $67,262,000 from $48,906,000 in Fiscal 1997. Excluding the Restructuring Costs, operating expenses increased to $59,050,000 in Fiscal 1998, versus $48,906,000 in Fiscal 1997 primarily due to a $5.5 million increase in selling and distribution expense and a $4.0 million increase in marketing, advertising and promotion expense, each as discussed below. As a percentage of net sales, operating expenses, including the Restructuring Costs, increased from 30.7% in Fiscal 1997 to 38.5% in Fiscal 1998. Excluding the Restructuring Costs, operating expenses as a percentage of net sales increased from 30.7% in Fiscal 1997 to 33.8% in Fiscal 1998.

         Selling and distribution. Selling and distribution expenses increased 19.4% to $33,570,000 in Fiscal 1998 from $28,112,000 in Fiscal 1997, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 14 new stores; (ii) the inclusion of operating costs related to the Company's subsidiaries which were not included in the consolidated financial statements for Fiscal 1997; and (iii) costs required to support Company's sales growth and the addition of the Company's apparel division.

         Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 30.2% to $17,138,000 in Fiscal 1998 from $13,162,000 in Fiscal 1997, primarily due to: (i) costs associated with the Vans Warped Tour '98; (ii) the Company's continued support of sales growth through increased television, print and cooperative advertising; (iii) increased royalty expense related to footwear, snowboard boot and clothing which bear licensed athlete names and logos; and (iv) an increased number of athletes who are paid to endorse the Company's products.



------------------------------

* This is a forward-looking statement regarding the Company's international sales for Fiscal 1999. The Company's actual international sales could vary significantly due to a number of important factors including, but not limited to, the ability of Far Eastern countries to stabilize their economies and currencies and return to growth levels.

         General and administrative. General and administrative expenses increased 10.3% to $6,711,000 in Fiscal 1998 from $6,085,000 in Fiscal 1997, primarily due to: (i) the addition of rent expense associated with the Company's new distribution facility, located in Santa Fe Springs, California (the "Santa Fe Springs Facility"); (ii) increased legal fees associated with the worldwide protection of the Company's trademarks; and (iii) increased depreciation expense associated with new equipment and tenant improvements at the Santa Fe Springs Facility.

    Restructuring costs. See "Overview" for a discussion of the Restructuring Costs.

    Provision for doubtful accounts. The amounts provided for bad debt expense were essentially flat for the year at $698,000 for Fiscal 1998, compared to $711,000 for Fiscal 1997. The slight improvement was due to continued improvements in the management of past due accounts.

    Amortization of intangibles. Amortization of intangibles increased from $836,000 in Fiscal 1997 to $933,000 in Fiscal 1998 due to the increase in goodwill associated with the Company's increased ownership of Global. See "Overview."

         INTEREST INCOME

    Interest income was derived primarily from the investment of a portion of the net proceeds of the Company's May 1996 public offering of securities (the "Offering") and the investment of surplus cash. See "--Liquidity and Capital Resources."

         INTEREST AND DEBT EXPENSE

    Interest and debt expense decreased from $438,000 in Fiscal 1997 to $262,000 in Fiscal 1998 due to the Company's use of operating capital to finance its snowboard boot line, which was previously financed by a third party.

         OTHER INCOME

    Other income primarily consists of royalty payments from the licensing of the Company's trademarks to its distributor for Japan. Other income decreased 22.4% to $2,161,000 for Fiscal 1998 from $2,783,000 for Fiscal 1997 primarily due to a significant decline in royalty payments from such distributor in Q3 and Q4 Fiscal 1998.

         MINORITY INTEREST

    Minority interest increased to $603,000 for Fiscal 1998 versus $302,000 for Fiscal 1997 due to: (i) the inclusion of a full year of operations of Global versus the prior year; and (ii) the formation of Vans Latinoamericana, Vans Argentina, and Vans Uruguay which were not included in the Company's consolidated financial statements for Fiscal 1997.

    INCOME TAX EXPENSE (BENEFIT)

    Income tax expense decreased from an expense of $5,996,000 in Fiscal 1997 to a benefit of $510,000 in Fiscal 1998 primarily as a result of the Fiscal 1998 loss. See "Overview" and Note 8 of Notes to Consolidated Financial Statements.

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

    Selling and distribution. Selling and distribution expenses increased 19.9% to $28.1 million in fiscal 1997 from $23.4 million in fiscal 1996, primarily due to: (i) increased personnel costs in the Company's retail division to appropriately manage sales growth; (ii) the addition of a new apparel division;
(iii) increased building and equipment rents related to new retail store openings and new point-of-sale registers installed throughout the Company's retail chain; (iv) increased commissions to independent sales representatives due to increased sales to national accounts; (v) the cost of establishing VFEL, Vans Latinoamericana, Vans Argentina and Vans Brazil; and (vi) costs related to the operations of Global.

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

    Amortization of intangibles. Amortization of intangibles increased from $777,000 in fiscal 1996 to $836,000 in fiscal 1997 due to the increase in goodwill associated with the acquisition of Global.

    INTEREST INCOME

    Interest income increased from $79,000 in fiscal 1996 to $597,000 in fiscal 1997 primarily due to the investment of the net proceeds of the Offering.

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

    MINORITY INTEREST

    A minority interest of $302,000 was recorded in fiscal 1997 related to the acquisition of Global and the formation of Vans Latinoamericana.

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

    The Company experienced an inflow of cash from operating activities of $6,114,000 during Fiscal 1998 compared to an inflow of $7,042,085 for Fiscal 1997. Cash provided by operations for Fiscal 1998 resulted primarily from the add-back for depreciation and amortization, the add-back for the Inventory Write-Down, the decrease in accounts receivable (described below) and the increase in the accrual for the Restructuring Costs. Cash provided by operations were partially offset by the net loss and increases in inventories (discussed below), deferred income taxes, prepaid expenses and a decrease in income taxes payable. Cash provided by operations in Fiscal 1997 was due to net earnings, the add-back for depreciation and amortization, and the increase in income taxes payable.

    The Company had a net cash outflow from investing activities of $7,463,000 for Fiscal 1998, compared to a net cash outflow of $5,593,000 in Fiscal 1997. These outflows were primarily due to tenant improvements at the Santa Fe Springs Facility and capital expenditures related to new retail store openings. Cash used in investing activities for the same period a year ago were primarily related to new retail store openings, tenant improvements made to the Company's former corporate headquarters, investments in the entity which owns the Vans Warped Tour musical event, and costs related to upgrading the Company's distribution and shipping software system.

    The Company had a net cash inflow from financing activities of $2,962,000 for Fiscal 1998, compared to a net cash outflow of $314,000 for Fiscal 1997, primarily due to proceeds from short-term borrowings, proceeds from long-term debt incurred by Vans Latinoamericana and proceeds from the issuance of common stock. See "Borrowings," below. The cash inflow was offset, to a certain extent, by payments for the repurchase of 102,500 shares of common stock pursuant to the Company's stock repurchase program. Cash used in financing activities for the same period a year ago was primarily related to payments on short-term borrowings.

    Accounts receivable, net of allowance for doubtful accounts, decreased from $24.4 million at May 31, 1997 to $17.3 million at May 31, 1998, primarily due to the decrease in net sales the Company experienced in Q4 Fiscal 1998. Inventories increased to $29.8 million at May 31, 1998 from $25.1 million at May 31, 1997, primarily due to: (i) an increased number of finished goods held for sale at the Company's retail stores to support increased sales and the net addition of 14 new stores in Fiscal 1998; (ii) increased apparel inventory to support the first full year of sales from the Company's apparel division; and (iii) the consolidation of Vans Argentina and Vans Uruguay in the Company's financial statements. These increases were partially offset by the Inventory Write-Down.

    BORROWINGS

    The Company has a line of credit (the "Revolving Line of Credit") with Bank of the West (the "Bank"). The Revolving Line of Credit permits the Company to borrow up $25.0 million. Effective as of May 31, 1998, in order to assist the Company with seasonal needs for cash, the Revolving Line of Credit was increased to $38.5 million. Such increase expires on December 31, 1998. The Revolving Line of Credit is unsecured; however, if certain events of default occur by the Company under the loan agreement establishing the Revolving Line of Credit (the "Loan Agreement"), the Bank may obtain a security interest in the Company's accounts receivable and inventory. The Company pays interest on the debt incurred under the Revolving Line of Credit at the prime rate established by the Bank from time to time, plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the Loan Agreement, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. All amounts under the Revolving Line of Credit are due and owing on November 1, 1999. At May 31, 1998, the Company had no funds drawn down under the Revolving Line of Credit; however, the Company had $15.2 million in open letters of credit, reducing the available borrowings to $23.3 million.

    The Company also maintains a $5.0 million facility with the Bank to fund the Company's stock repurchase program which was adopted on February 3, 1998. See "Cash Flows." At May 31, 1998 the Company had repurchased stock, but had no funds drawn down under this facility.

    Vans Latinoamericana and Vans Argentina maintain a two-year 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such companies ("Tavistock"). The loan by Tavistock was made pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana and Vans Argentina. The loan is secured by the assets of Vans Latinoamericana and Vans Argentina. At May 31, 1998, Vans Latinoamericana and Vans Argentina had a $2,185,000 outstanding balance under this facility.

    CURRENT CASH POSITION

    The Company's cash position was $16,780,000 as of May 31, 1998, compared to $15,350,000 at May 31, 1997. The Company believes that cash from operations, together with borrowings under the Line of Credit, should be sufficient to meet its working capital needs for the next 12 months.*

CAPITAL EXPENDITURES

    The Company's capital expenditures for Fiscal 1998 were $5.0 million. The majority of these expenditures were related to the relocation of the Company's distribution center to the Santa Fe Springs Facility in the first month of Fiscal 1998 and the opening of a net 14 new retail stores.


--------

* Note: This is a forward-looking statement. The Company's actual cash position could differ materially. Important factors that could cause or contribute to such differences include: (i) the Company's rate of growth; (ii) the Company's product mix between footwear and snowboard boots; (iii) the Company's ability to effectively manage its inventory levels; (iv) timing differences in payment for the Company's foreign-sourced product; (v) the increased utilization of letters of credit for purchases of foreign-sourced product; and (vi) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China.

    In Fiscal 1999, the Company plans to open approximately 8 - 10 new retail stores. The stores will be opened throughout the year and consist primarily of factory outlet stores. The Company estimates the aggregate cost of these new stores to be approximately $600,000 - $1,000,000.

    The Company continues to explore other projects which may involve capital expenditures. While it is too early to estimate the amount of such expenditures, the Company does not anticipate a significant increase in the level of capital expenditures for Fiscal 1999.

    The Company intends to utilize cash generated from operations and funds drawn down under the Line of Credit to fulfill its capital expenditure requirements for Fiscal 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net earnings and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130.

    In 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. SFAS Nos. 130 and 131 are effective for the Company as of June 1, 1998. The Company believes the adoption of SFAS Nos. 130 and 131 will not significantly affect the Company's financial statement presentation.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. The Company has not yet determined the impact of adopting this new standard on its consolidated financial statements.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt SOP 98-1 effective in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

SEASONALITY

    Historically, the Company's business has been moderately seasonal, with the largest percentage of sales realized in the first fiscal quarter (June through August), the so-called "back to school" months. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and Switch's Autolock step-in boot binding system, have historically been strongest in the first and second fiscal quarters. As the Company increases its international sales and experiences changes in product mix, it believes that future quarterly results may vary from historical trends. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of the timing of holidays, weather, timing of shipments, product mix, cost of materials and the mix between wholesale and retail channels. Because of such fluctuations, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.

YEAR 2000 COMPLIANCE

    The Company is dependent upon complex information technology ("IT") systems for many phases of its operations, including production, sales, distribution and delivery. Many existing IT programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (i.e., read the year 2000 as "1900") (the

"Year 2000 Issue"). The Company has commenced a program intended to timely identify, mitigate and/or prevent the adverse effects of the Year 2000 Issue through an analysis of its own IT systems and non-IT systems, and pursue Year 2000 compliance by its vendors, creditors and financial service organizations.

    The Company has completed the analysis of its IT system and has received certifications of Year 2000 compliance from its IT systems vendors. The Company is still analyzing its non-IT systems for Year 2000 compliance and expects to complete substantially all of such analysis by the end of 1998.* With respect to third party vendors, creditors and financial services organizations, the Company has identified over 150 such third parties who the Company believes are material to its business. The Company has inquired as to the Year 2000 readiness of each of such parties and has sought certifications of Year 2000 compliance from them. To date, the Company has received responses from approximately 60% of such third parties which indicate either Year 2000 compliance or that they have instituted programs to assure such compliance. The Company is pursuing answers from all third parties who have, to date, failed to respond to the Company's inquiries. The Company expects to receive substantially all of such answers by the end of 1998.*

    Since the Company has not completed the data gathering phase of its Year 2000 compliance program, it cannot yet quantify the costs, if any, that may be required to fix the Year 2000 Issue or any losses to the Company which might result therefrom. However, to date, the Company has not incurred any material expenses on fixing the Year 2000 Issue or experienced any losses therefrom. In the event the Company discovers that either internal IT or non-IT systems or the systems of key third party vendors, creditors or financial service organizations will not be Year 2000 compliant, the Company will either obtain alternative IT systems that are Year 2000 compliant or systems that do not rely on computers, and, in the case of third parties, switch to other vendors which have Year 2000 compliant systems. The Company intends to develop a more specific contingency plan upon completion of the data gathering phase of its compliance program.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.






















-------------------------
* These are forward-looking statements regarding the completion date of the data gathering phase of the Company's Year 2000 compliance program. The actual date of completion may be different depending on a number of important factors, including but not limited to (i) the complexity of the analyses needed to determine Year 2000 compliance for non-IT systems embedded in items such as machinery and equipment, and (ii) the level of cooperation the Company receives from third parties with respect to its compliance inquiries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   VANS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1998 AND 1997

                                                                                 1998                1997
                                                                            -------------       -------------

                          ASSETS
Current assets:
  Cash ...............................................................      $  16,779,528       $  15,350,175
  Accounts receivable, net of allowance for doubtful
    accounts and sales returns and allowances of $1,117,695
    and $1,399,589 at May 31, 1998
    and 1997, respectively (notes 6 and 12) ..........................         17,253,102          24,390,794
  Inventories (notes 4 and 6) ........................................         29,841,235          25,098,695
  Deferred tax assets (note 8) .......................................          5,469,456                  --
  Prepaid expenses ...................................................          4,884,184           2,960,435
                                                                            -------------       -------------
         Total current assets ........................................         74,227,505          67,800,099
Property, plant and equipment, net (notes 3, 5 and 9) ................         12,994,043          13,346,452
Property on lease (notes 5 and 9) ....................................          4,789,314           4,953,522
Excess of cost over the fair value of net assets acquired,
  net of accumulated amortization of $34,513,349 and $33,
  580,138 at May 31, 1998 and 1997, respectively
  (note 3) ...........................................................         18,500,327          17,862,389
Other assets .........................................................          2,826,491           1,861,808
                                                                            -------------       -------------
                                                                            $ 113,337,680       $ 105,824,270
                                                                            =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Short-term borrowings (note 6) .....................................      $   5,514,664       $   3,684,419
  Accounts payable ...................................................          5,726,595           4,906,192
  Accrued payroll and related expenses ...............................          2,672,047           2,047,509
  Restructuring costs (note 3) .......................................          6,412,758                  --
  Income taxes payable ...............................................          2,124,680           3,763,727
                                                                            -------------       -------------
         Total current liabilities ...................................         22,450,744          14,401,847
Deferred tax liabilities (note 8) ....................................          1,862,452           1,636,605
Capital lease obligations ( notes 7 and 9) ...........................            135,143             222,605
Long-term debt, excluding current portion (note 7) ...................          1,874,153             258,594
                                                                            -------------       -------------
                                                                               26,322,492          16,519,651
                                                                            -------------       -------------

Minority interest ....................................................            867,530           1,022,893

Stockholders' equity (notes 10 and 11):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized (1,500,000 shares designated as
    Series A Junior Participating Preferred Stock),
    none issued and outstanding ......................................                 --                  --
  Common stock, $.001 par value, 20,000,000
    shares authorized, 13,290,042 and 13,166,947
    shares issued and outstanding at May 31,
    1998 and 1997, respectively ......................................             13,290              13,167
  Additional paid-in capital .........................................        101,836,186         101,113,448
  Stock subscriptions ................................................                 --              (4,500)
  Cumulative foreign currency translation
    Adjustment .......................................................            (60,159)            123,919
  Accumulated deficit ................................................        (15,641,659)        (12,964,308)
                                                                            -------------       -------------
         Net stockholders' equity ....................................         86,147,658          88,281,726
Commitments and contingencies (note 9)
                                                                            $ 113,337,680       $ 105,824,270
                                                                            =============       =============

          See accompanying notes to consolidated financial statements

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE-YEAR PERIOD ENDED MAY 31, 1998



                                                          1998                1997                1996
                                                     -------------       -------------       -------------
Net sales (note 12) ...........................      $ 174,497,304       $ 159,390,654       $ 117,407,543
Cost of sales .................................        112,197,573          96,690,956          71,095,123
                                                     -------------       -------------       -------------
  Gross profit ................................         62,299,731          62,699,698          46,312,420
Operating expenses:
  Selling and distribution ....................         33,569,858          28,111,805          23,446,501
  Marketing, advertising and promotion ........         17,137,722          13,162,123           8,281,129
  General and administrative ..................          6,711,137           6,085,415           4,699,240
  Restructuring costs (note 3) ................          8,212,238                  --                  --
  Provision for doubtful accounts .............            697,926             710,611             762,295
  Amortization of intangibles .................            933,208             836,021             777,245
                                                     -------------       -------------       -------------
          Total operating expenses ............         67,262,089          48,905,975          37,966,410
                                                     -------------       -------------       -------------
          Earnings (loss) from operations .....         (4,962,358)         13,793,723           8,346,010
Interest income ...............................            479,728             597,045              79,302
Interest and debt expense .....................           (262,181)           (438,485)         (3,418,559)
Other income (note 2) .........................          2,160,640           2,782,671           1,932,505
                                                     -------------       -------------       -------------
  Earnings (loss) before income taxes, minority
     interest in income of consolidated
     subsidiaries and extraordinary item ......         (2,584,171)         16,734,954           6,939,258
Income tax expense (benefit)(note 8) ..........           (510,067)          5,996,180           2,775,822
                                                     -------------       -------------       -------------
Earnings (loss) before minority interest in
     income of consolidated subsidiaries
     and extraordinary item ...................         (2,074,104)         10,738,774           4,163,436
Minority interest in income of consolidated
     subsidiaries .............................            603,247             301,917                  --
                                                     -------------       -------------       -------------
Earnings (loss) before extraordinary item .....         (2,677,351)         10,436,857           4,163,436
Extraordinary loss on early extinguishment of
  debt, net of income tax benefit of $676,965
  (note 7) ....................................                 --                  --           1,015,448
                                                     -------------       -------------       -------------
Net earnings (loss) ...........................      $  (2,677,351)      $  10,436,857       $   3,147,988
                                                     =============       =============       =============
Per share information (note 2):
  Basic:
     Earnings (loss) before extraordinary
       Item ...................................      $        (.20)      $         .81       $         .42
     Extraordinary item .......................                 --                  --                (.10)
                                                     -------------       -------------       -------------
     Net earnings (loss) ......................      $        (.20)      $         .81       $         .32
                                                     =============       =============       =============
     Weighted average common and common
       equivalent shares ......................         13,283,674          12,962,826           9,746,871
  Diluted:
     Earnings (loss) before extraordinary
       item ...................................      $        (.20)      $         .76       $         .40
     Extraordinary item .......................                 --                  --                (.10)
                                                     -------------       -------------       -------------
     Net earnings (loss) ......................      $        (.20)      $         .76       $         .30
                                                     =============       =============       =============
     Weighted average common and common
       equivalent shares ......................         13,283,674          13,805,000          10,405,993


          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE-YEAR PERIOD ENDED MAY 31, 1998

                                    COMMON  STOCK
                              -------------------------
                                                           ADDITIONAL                    RETAINED      CUMULATIVE       TOTAL
                                                            PAID-IN        STOCK         EARNINGS      TRANSLATION    STOCKHOLDERS'
                                  SHARES       AMOUNT       CAPITAL     SUBSCRIPTION  (ACUM. DEFICIT)   ADJUSTMENT      EQUITY
                              -------------  ----------  -------------  ------------- --------------- -------------  ------------

BALANCE AT MAY 31, 1995 .......   9,639,877  $    9,640  $  46,803,649  $          --  $ (26,549,153) $          --     20,264,136

  Issuance of common
    stock for cash ............   2,988,208       2,988     49,397,434        (85,000)            --             --     49,315,422
  Net earnings ................          --          --             --             --      3,147,988             --      3,147,988
                                 ----------  ----------  -------------  -------------  -------------  -------------  -------------
BALANCE AT MAY 31, 1996 .......  12,628,085  $   12,628  $  96,201,083  $     (85,000) $ (23,401,165) $          --  $  72,727,546


   Issuance of common
   stock for cash .............     368,862         369      2,269,565         80,500             --             --      2,350,434

   Issuance of common
stock for acquisition .........     170,000         170      2,642,800             --             --             --      2,642,970

   Cumulative foreign
     currency transla-
     tion adjustment ..........          --          --             --             --             --        123,919        123,919

   Net earnings ...............          --          --             --             --     10,436,857             --     10,436,857
                                 ----------  ----------  -------------  -------------  -------------  -------------  -------------
BALANCE AT MAY 31, 1997 .......  13,166,947  $   13,167  $ 101,113,448  $      (4,500) $ (12,964,308) $     123,919  $  88,281,726

   Issuance of common
   stock for cash .............     188,265         188      1,105,981          4,500             --             --      1,110,669

   Repurchase of common stock..    (102,500)       (102)      (980,523)            --             --             --       (980,625)

   Issuance of common
stock for acquisition .........      37,330          37        597,280             --             --             --        597,317

   Cumulative foreign
     currency transla-
     tion adjustment ..........          --          --             --             --             --       (184,078)      (184,078)

   Net earnings ...............          --          --             --             --     (2,677,351)            --     (2,677,351)
                                 ----------  ----------  -------------  -------------  -------------  -------------  -------------
BALANCE AT MAY 31, 1998 .......  13,290,042  $   13,290  $ 101,836,186  $        0.00  $ (15,641,659) $     (60,159) $  86,147,658
                                 ==========  ==========  =============  =============  =============  =============  =============


          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED MAY 31,
                                                                ----------------------------------------
                                                                     1998          1997          1996
                                                                ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .....................................     $ (2,677,351) $ 10,436,857  $  3,147,988
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ........................        4,500,480     3,430,203     3,175,973
     Minority share of income .............................          603,247            --            --
     Amortization of deferred financing costs .............               --            --       306,489
     Provision for losses on accounts
       receivable and sales returns .......................          697,926       710,611       762,295
     Inventory write-down and other non-cash
       restructuring costs ................................       10,830,848            --            --
     Changes in assets and liabilities:
       Accounts receivable ................................        6,475,843    (2,852,026)   (9,021,040)
       Income taxes receivable ............................               --            --     3,530,128
       Inventories ........................................      (13,389,087)   (5,219,924)   (2,402,906)
       Deferred income taxes ..............................       (5,243,609)      505,605     1,131,000
       Prepaid expenses ...................................       (1,923,749)     (445,229)   (1,958,746)
       Other assets .......................................           21,283       (96,483)     (244,041)
       Accounts payable ...................................          820,404       286,423    (4,250,652)
       Accrued payroll and related expenses ...............          624,537       429,368      (414,323)
       Accrued workers' compensation ......................               --      (803,964)     (736,082)
       Restructuring reserve ..............................        6,412,758    (1,750,782)   (4,333,152)
       Accrued interest ...................................               --            --      (907,660)
       Income taxes .......................................       (1,639,047)    2,411,426       967,659
                                                                ------------  ------------  ------------
          Net cash provided by (used in)
            operating activities ..........................        6,114,483     7,042,085   (11,247,070)
                                                                ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
     equipment ............................................       (5,039,992)   (5,092,936)   (2,557,520)
Investment in unconsolidated subsidiary and trademarks ....       (2,423,377)     (500,000)           --
  Proceeds from sale of property, plant and
    equipment .............................................               --            --       717,143
                                                                ------------  ------------  ------------
          Net cash used in investing
            activities ....................................       (7,463,369)   (5,592,936)   (1,840,377)
                                                                ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) short-term borrowings .......        1,830,245    (2,746,930)    3,823,176
  Payments on capital lease obligations ...................          (87,462)     (121,137)      (97,642)
  Proceeds from (payments on) long term debt ..............        1,615,559       258,594   (29,000,000)
  Consolidated subsidiary dividends
     paid to minority shareholder .........................         (526,106)           --            --
  Proceeds from issuance of common stock, net .............        1,110,604     2,295,504    49,315,422
  Payment for repurchase of common stock ..................         (980,523)           --            --
                                                                ------------  ------------  ------------
          Net cash provided by (used in)
            financing activities ..........................        2,962,317      (313,969)   24,040,956
          Effect of exchange rate changes .................         (184,078)      (18,357)           --
                                                                ------------  ------------  ------------
          Net increase in cash and
            cash equivalents ..............................        1,429,353     1,116,823    10,953,509
  Cash and cash equivalents, beginning of year ............       15,350,175    14,233,352     3,279,843
                                                                ------------  ------------  ------------
  Cash and cash equivalents, end of year ..................     $ 16,779,528  $ 15,350,175  $ 14,233,352
                                                                ============  ============  ============
SUPPLEMENTAL CASH FLOW Information -- amounts paid for:
  Interest ................................................     $    262,182  $    438,485  $  3,353,372
  Income taxes ............................................     $  6,310,168  $  2,588,541  $     41,265
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Supplemental Disclosures:
Purchase of Global Accessories, Ltd.
   Acquired cash ..........................................     $         --  $    254,685  $         --
   Accounts receivable ....................................               --       404,094            --
   Inventories ............................................               --       478,127            --
   Property, plant and equipment ..........................               --        44,130            --
   Goodwill ...............................................               --     2,203,126            --
   Prepaid expenses .......................................               --        57,905            --
   Other assets ...........................................               --        86,994            --
   Current liabilities ....................................               --      (718,173)           --
Increase in investment in consolidated subsidiary
   Fair value of assets acquired ..........................           96,929            --            --
   Stock issued ...........................................          597,280            --            --
                                                                ------------  ------------  ------------
                                                                $    694,209  $  2,810,888  $         --
                                                                ============  ============  ============

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1998, 1997 AND 1996

1. BUSINESS AND ORGANIZATION

    Vans, Inc. (the "Company") is a leading designer, marketer and distributor of a collection of high quality casual and active-casual footwear for men, women and children, as well as apparel and performance footwear for enthusiasts of outdoor sports such as skateboarding, snowboarding and BMX bicycling.

    On May 24, 1996, the Company completed a secondary offering of common stock (the "Offering"). In connection with the Offering, 2,700,000 shares of the Company's common stock were sold by the Company for net proceeds of approximately $47.7 million and 100,000 shares were sold by a stockholder of the Company. Additionally, 420,000 shares were sold by another selling stockholder to cover over-allotments. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. The Company used the net proceeds from the Offering to (i) repay $25.4 million of the outstanding principal amount of the Company's 9.6% senior notes due August 1, 1999 (the "Senior Notes"), including accrued interest and a makewhole amount resulting from the prepayment of the Senior Notes; (ii) repay $8.1 million outstanding under a secured line of credit (the "Secured Line of Credit") with a financial institution; and (iii) increase working capital for the financing of inventory and accounts receivable.

    On May 9, 1996, the Company established a wholly-owned Hong Kong subsidiary, Vans Far East Limited ("VFEL"), and granted a worldwide license (excluding the United States) to VFEL to use the Company's trademark on and in connection with the manufacture and distribution of footwear. VFEL, in turn, contracts with distributors for foreign countries.

    On November 20, 1996, the Company acquired 51% of the outstanding Common Shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction (the "Global Acquisition"). In November 1997 the Company acquired an additional 9% of the common shares of Global, to bring the total investment to 60%. The Company will acquire the remaining 40% of the Global Shares over the remaining four-year period. The Global Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the fair market value of net assets acquired has been recorded as goodwill. The results of operations of Global have been included in the Company's consolidated statements of operations since the date of acquisition.

    The Company's customers are located primarily in the United States. However, there are customers located in a number of foreign countries (see note 13). The Company has entered into partnership ventures in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), in Argentina, Vans Argentina S.A. ("Vans Argentina"), in Brazil, Vans Brazil S.A. ("Vans Brazil"), and in Uruguay, Vans S.A. Uruguay ("Vans Uruguay") in which the Company owns 50.01%.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, Vans International, Inc., a foreign sales corporation ("FSC"), Vans Footwear International, Inc., a California corporation, Vans Far East Limited ("VFEL"), a wholly owned Hong Kong subsidiary, Vans Footwear Limited, a wholly-owned United Kingdom subsidiary, Global Accessories Limited, a 60.0%-owned subsidiary located in the United Kingdom, Vans Latinoamericana (Mexico), S.A. de C.V., a 50.01%-owned Mexico subsidiary, Vans Argentina S.A., a 50.01%-owned Argentina subsidiary, Vans Brazil S.A., a 50.01%-owned Brazilian subsidiary, Vans Uruguay S.A., a 50.01%-owned Uruguay subsidiary, and Vans Shoes Outlets, Ltd., a Texas Limited Partnership of which the Company is a general partner.

    Use of Estimates. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles for the periods. Actual results could differ from those estimates.

    Foreign Currency Translation. The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at a weighted average rate of exchange during the period of existence. The resultant translation adjustments are included in cumulative foreign currency translation adjustment, a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in income currently.

    Foreign Currency Contracts. Global enters into foreign currency contracts from time to time to hedge against currency fluctuations on the settlement of receivables and payables. The transaction gains or losses on the contracts are netted against the gains or losses on the hedged obligations.

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

    Excess of cost over the fair value of net assets acquired. Excess of cost over the fair value of net assets acquired resulted from both the Acquisition and the Global Acquisition (see note 1). Excess of cost over the fair value of net assets acquired in the Acquisition represented trademarks, manufacturing know-how and dealer relationships and is being amortized on a straight-line basis over 30 years. Excess of cost over the fair value of net assets acquired in the Global Acquisition represented dealer relationships and distribution know-how and is being amortized on a straight-line basis over 15 years.

    Revenue Recognition. Revenue is recognized upon shipment of product or at point of sale for retail operations. For product manufactured outside the U.S., revenue is recognized when goods are accepted by the freight forwarder. This relates to those products that are shipped directly to the international customers. Revenues from royalty agreements are recognized as earned.

    Property, Plant and Equipment. Property, plant and equipment are stated at cost, less depreciation and amortization and estimated loss on disposal. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

                                                  YEARS
                                                ---------
Property held for lease......................      5-31.5
Machinery and equipment......................      5-10
Store fixtures and equipment.................      5-7
Automobiles and trucks.......................      5-7
Computer, office furniture and equipment.....      3-7

    Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

    Income Taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    Long-Lived Assets

    The Company accounts for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that the assets will not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the assets would be reduced to its estimated fair market value, based on discounted cash flows. As a result, management has determined that its long-lived assets, aside from those involved in the restructuring (see
Note 3), are not impaired as of May 31, 1998.

    Advertising, Start-Up and Product Design and Development Costs

    The Company charges all advertising costs, start-up costs and product design and development costs to expense as incurred.

    Other Income.  Other income is comprised of the following:

                                           YEARS ENDED MAY 31,
                             ------------------------------------------------
                                 1998               1997              1996
                             -----------        -----------       -----------
Royalty income .......       $ 2,216,619        $ 2,617,297       $ 1,791,800

Rental income ........           (48,608)            36,373            72,718

Other ................            (7,371)           129,001            67,987
                             -----------        -----------       -----------
                             $ 2,160,640        $ 2,782,671       $ 1,932,505
                             ===========        ===========       ===========

    Fair Value of Financial Instruments. As of May 31, 1998, the fair value of all financial instruments approximated carrying value. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and related expenses and short-term borrowings approximates fair value because of the short term maturity of these financial instruments.

    Stock-Based Compensation

    The Company has continued to measure compensation cost of employee stock option plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make pro forma disclosures of net earnings and earnings per share as if the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied (see note 10).

    NET EARNINGS (LOSS) PER COMMON SHARE

    In February 1997, the FASB issued SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and
(c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The financial statements included herein reflect the application of SFAS No. 128. Prior periods have been retroactively restated.

    In Fiscal 1998, the weighted average shares used in the diluted earnings
(loss) per share calculation were the same as the weighted average shares used in the basic earnings (loss) per share calculation because the inclusion of any stock options would have an anti-dilutive effect because the Company has incurred a net loss.

    In Fiscal 1997 and 1996 the weighted average shares used in the diluted earnings per share calculation differ from the weighted average shares used in the basic earnings per share calculation solely due to the dilutive effect of stock options.

    Options to purchase 105,334, 371,540 and 40,040 shares of common stock at prices ranging from $10.88 to $20.50 were outstanding during fiscal years 1998, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The Company will adopt SFAS No. 130, "Reporting Comprehensive Income," beginning with the fiscal year ending May 31, 1999. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net earnings and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130.

    In 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. SFAS Nos. 130 and 131 are effective for the Company as of June 1, 1998. The Company believes the adoption of SFAS Nos. 130 and 131 will not significantly affect the Company's financial statement presentation.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt SOP 98-1 effective in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

    Reclassifications. Certain amounts in the fiscal 1996 and 1997 consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation.

3. RESTRUCTURING COSTS

    In the fourth quarter of fiscal 1998, the Company provided $8,212,238 ($6,048,950 after tax, or $0.45 per share) for restructuring related to the closure of its Vista, California manufacturing facility (the "Vista Facility") and the restructuring of its European distributor system. The estimated provision includes approximately $2,949,000 for terminated international distributor agreements and related costs, $2,184,000 for estimated loss on sale of plant equipment (see Note 5), $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the plant and prepare the site for a new tenant. As of May 31, 1998, $6,412,758 remained in the restructuring reserve.

4. INVENTORIES

    Inventories are comprised of the following:

                                   MAY 31,
                      -----------------------------
                          1998              1997
                      -----------       -----------
Raw materials         $   646,957       $ 1,743,660
Work-in-process           378,300            32,796
Finished goods         28,815,978        23,322,239
                      -----------       -----------
                      $29,841,235       $25,098,695
                      ===========       ===========

    Inventories at May 31, 1998 and 1997 are reduced by $637,546 and $744,686, respectively, to reflect the lower of cost or market valuation allowances.

    In the fourth quarter of fiscal 1998, the Company took the last steps to complete its repositioning as a market-driven Company by announcing the closure of the Vista Facility, and as a result, wrote-down its domestic finished goods inventory and its raw material inventory by approximately $9,400,000. This write-down is not included in the valuation allowance at May 31, 1998 as it was recorded directly against the inventory.

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is comprised of the following:

                                                            MAY 31,
                                                --------------------------------
                                                    1998                1997
                                                ------------        ------------
Machinery and equipment .................       $  2,692,859        $  5,323,677

Store fixtures and equipment ............          2,994,827           1,967,975

Automobiles and trucks ..................          1,025,556             989,054

Computers, office furniture and equipment          6,956,026           6,726,849

Leasehold improvements ..................          7,996,503           8,284,493
                                                ------------        ------------

Less accumulated depreciation and
amortization ............................         (8,671,728)         (9,945,596)
                                                ------------        ------------
                                                $ 12,994,043        $ 13,346,452
                                                ============        ============

    As of May 31, 1998 and 1997, the property held for lease related to the closed Orange, California manufacturing facility had a net book value of $4,789,314 and $4,953,522, respectively (see note 9). These amounts are net of $4,257,532 and $4,090,133, respectively, of accumulated depreciation. The amount of future rental income under noncancellable leases for this property is $2,039,200.

    Included in machinery and equipment and automobiles and trucks at May 31, 1998 and 1997 are $554,379 of assets held under capital leases. At May 31, 1998 and 1997, accumulated amortization of assets held under capital leases totaled $294,777 and $207,276, respectively (see note 9).

    Depreciation expense totaled $3,371,946, $2,596,357 and $2,398,729 for the years ended May 31, 1998, 1997 and 1996, respectively.

6. CREDIT FACILITIES AND SHORT-TERM BORROWINGS

    The Company has a bank line of credit that was established in November 1996, which permits the Company to borrow amounts up to $25.0 million (the "Line of Credit"). Effective as of May 31, 1998, in order to assist the Company with seasonal needs for cash, the Line of Credit was increased to $38.5 million. Such increase expires on December 31, 1998. The Line of Credit is unsecured, however, if certain events of default occur by the Company under the loan agreement establishing the Line of Credit, the Bank may obtain a security interest in the Company's accounts receivable and inventory. Interest is payable at the bank's prime rate plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). There were no outstanding borrowings under the secured line of credit at May 31, 1998; however, the Company had $15,203,544 in open letters of credit, reducing the available borrowings to $23,296,456. Under the agreement establishing the secured line of credit, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the bank's consent. As of May 31, 1998, the Company was in compliance with all such covenants. The line expires on November 1, 1999.

7. DEBT

    Long-term debt at May 31, 1998 and 1997 consists of the following:

                                                    MAY 31,
                                           ---------------------------
                                              1998             1997
                                           ----------       ----------
Triple Crown of Surfing Note Payable       $   50,000       $       --
12% note payable to Tavistock, due
   April 1999 ......................        1,934,229          467,198
Capitalized lease obligations with
   interest at 9.6% (see note 9) ..          263,879          340,147
                                           ----------       ----------
                                           $2,248,108       $  807,345
Less:  Current portion .............          238,812          326,146
                                           ----------       ----------
                                           $2,009,296       $  481,199
                                           ==========       ==========

    The Company's foreign owned subsidiaries, Vans Latinoamericana and Vans Argentina, maintain a two year 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such companies. The loan by Tavistock is in accordance with the shareholders' agreement requiring Tavistock to provide operating capital as needed in the form of a loan to Vans Latinoamericana and Vans Argentina. Interest for the first six months was waived. The loan is secured by the assets of Vans Latinoamericana and Vans Argentina.

8. INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                   YEARS ENDED MAY 31,
                     ------------------------------------------------
                         1998               1997              1996
                     -----------        -----------       -----------
Current:
  U.S. Federal       $ 3,280,477        $ 4,021,966       $   787,327
  State ......           945,271          1,165,505           180,332
  Foreign ....           507,795            303,302                --
                     -----------        -----------       -----------
                       4,733,543          5,490,773           967,659
                     -----------        -----------       -----------

Deferred:
  U.S. Federal        (4,151,909)           393,413           878,624
  State ......        (1,091,701)           111,994           252,574
                     -----------        -----------       -----------
                      (5,243,610)           505,407         1,131,198
                     -----------        -----------       -----------
                     $  (510,067)       $ 5,996,180       $ 2,098,857
                     ===========        ===========       ===========


    Total income tax expense (benefit) differed from amounts computed by applying the U.S. Federal statutory tax rate of 35% to earnings (loss) before income taxes, as a result of the following:

                                                                YEARS ENDED MAY 31,
                                                -------------------------------------------------
                                                    1998               1997               1996
                                                -----------        -----------        -----------
Computed "expected" tax expense (benefit)...    $  (904,460)       $ 5,857,234        $ 1,783,927

Compensation under stock option plans ......        (18,953)           (94,936)            (4,353)
Amortization of intangible assets ..........        318,311            284,247            264,263

State franchise taxes, net of Federal
  benefit ..................................        (77,823)           821,368            276,333

Benefit from nontaxable FSC income .........             --                 --            (31,960)

Increase (decrease) in valuation
  allowance ................................             --            107,454           (350,000)

Other ......................................        129,783              7,227            160,647


Tax effect of foreign operations ...........         43,075           (986,414)                --
                                                -----------        -----------        -----------
                                                $  (510,067)       $ 5,996,180        $ 2,098,857
                                                ===========        ===========        ===========

The components of net deferred taxes as of May 31, 1998 and 1997 follow:

                                                               MAY 31,
                                                  ------------------------------
                                                     1998               1997
                                                  -----------        -----------
Deferred tax assets:
  Accounts receivable .........................   $        --        $   524,343
  Inventories .................................       787,868            600,584
  Restructuring costs .........................     5,513,553          1,205,432
  Intangibles .................................            --             67,537
  Accrued expenses ............................       654,283            541,753
  Compensation under stock option
    plans .....................................        36,325            162,090
  Tax credits and other .......................       444,043            154,715
                                                  -----------        -----------
carryforwards
                                                    7,436,072          3,256,454

  Valuation allowance .........................    (3,256,454)        (3,256,454)
                                                  -----------        -----------
  Total deferred tax assets ...................     4,179,618                 --
                                                  -----------        -----------

Deferred tax liabilities:
  Accounts receivable .........................        61,940                 --
  Property, plant and equipment ...............       196,710          1,285,538
  Intangibles .................................       113,691            225,556
Unremitted earnings of foreign subsidiaries ...       200,273            125,511
                                                  -----------        -----------

  Total deferred tax liabilities ..............       572,614          1,636,605
                                                  -----------        -----------
  Net deferred tax asset (liabilities) ........   $ 3,607,004        $(1,636,605)
                                                  ===========        ===========


    The Internal Revenue Service ("IRS") is conducting an examination of the Company's Federal income tax return for the year ended May 31, 1995. The Company believes, but cannot assure, the ultimate resolution of the examination will not result in a material impact on the Company's financial position, results of operations or liquidity.

    The balance of the valuation allowance against deferred tax assets was increased by $107,454 during the year ended May 31, 1997. Based on the Company's current and historical pre-tax results of operations, net of the effects of restructuring costs, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of May 31, 1998.

9.   COMMITMENTS AND CONTINGENCIES

    Litigation. The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    Capital Leases. The Company has capital leases for certain equipment at its distribution center. These leases were discounted using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations at May 31, 1998 are as follows:

 1999.........................................  $  163,874
 2000.........................................     120,780
 2001.........................................       2,456
                                                ----------
 Total minimum obligations....................     287,110
 Less:  amounts representing interest.........     (23,231)
                                                -----------
 Present value of net minimum obligations.....     263,879
 Less current portion.........................     128,734
                                                ----------
 Long-term obligations at May 31, 1998 (see
 note 7) .....................................  $  135,145
                                                ==========

    The current portion of capital lease obligations is included in accounts payable in the accompanying balance sheets at May 31, 1998 and 1997.

    Operating Leases. Substantially all of the Company's retail stores, the distribution facility and the Vista Facility are leased under noncancelable operating leases having original terms in excess of one year. Certain leases are renewable and contain clauses for rent escalation. The future minimum rental payments under noncancelable operating leases are as follows at May 31, 1998:

1999 .................       $  5,229,862
2000 .................          4,605,411
2001 .................          3,962,973
2002 .................          3,341,677
2003 .................          2,589,131
Thereafter ...........          4,688,458
                             ------------
                               24,417,512
Less:  Sublease income           (850,500)
                             ------------
                             $ 23,567,012
                             ============

    Sublease income represents expected future income from the sublease of the Company's former City of Industry, California distribution facility to another distribution company.

    The Company's Orange, California facility is leased to two unrelated third parties under separate lease agreements. The first party, CAPCO, leases approximately 71,400 square feet under a gross lease for a period of 5 years commencing November 1, 1996. Base rent of $20,000 is payable monthly. The second party, Orange Engineering, leases approximately 76,000 square feet under a triple net lease for a period of 5 years commencing April 1, 1997. Base rent of $24,000 is payable monthly.

    Future minimum lease payments receivable under noncancelable operating leasing arrangements as of May 31, 1998 are as follows:

1999                                    $  535,000
2000                                       558,520
2001                                       576,280
2002                                       369,400
                                        ----------
Net minimum future lease receipts       $2,039,200
                                        ==========

    The Company also leases certain other equipment on a month-to-month basis. Total rent expense incurred for the years ended May 31, 1998, 1997 and 1996 under all operating leases was approximately $4,897,409, $5,830,000 and $5,068,000, respectively.

    Included in rent expense for each of the years ended May 31, 1998, 1997 and 1996 is $36,000 for the rent of a retail store from The Group, a California general partnership whose partners are former shareholders of the Company's predecessor. The Company also incurred rent expense of $17,900 for the three years ended May 31, 1998, 1997 and 1996, respectively, for the lease of two retail stores owned by members of the immediate family of one of the founders of the Company's predecessor.

    Deferred Compensation Plan. The Company has established a deferred compensation plan for the benefit of Walter E. Schoenfeld, the Company's Chairman and former Chief Executive Officer, and his spouse. Under the plan, the Company has established a trust which will hold and disperse assets pursuant to the terms of the plan. The Company will, for a period of five years, deposit $200,000 per year with the trustee of the trust. The trust funds will be invested by the trustee in accordance with instructions given by the Company. Commencing in 2001 the trustee will pay Mr. Schoenfeld $100,000 per year from the trust funds. Such payments will continue for the remainder of Mr. Schoenfeld's life and then will be paid to his spouse, if she survives him. During fiscal 1998 and fiscal 1997 $188,699 and $175,152, respectively, was recorded as compensation expense. At May 31, 1998 and 1997 the balance in deferred compensation was $363,851 and $175,152.

    Employment, Management and Consulting Agreements. At May 31, 1998, the Company had employment agreements with 14 officers that range from 1-3 years in duration and provide for minimum compensation levels. The minimum salaries payable subsequent to May 31, 1998 through the duration of these agreements is $3,131,167. For the years ended May 31, 1998, 1997 and 1996, the Company incurred approximately $2,352,940, $1,927,000 and $1,555,000, respectively, in employment and management expense under the above agreements which is included in cost of goods sold, selling and distribution, and general and administrative expenses in the accompanying consolidated statements of operations.

    The Company has entered into a management agreement, as amended, with a company owned by a former significant stockholder of the Company. The agreement provides for a management fee aggregating $350,000 annually. Payments under this agreement are made monthly. The Company incurred management fee expenses of $350,000, $350,000 and $175,000 for the years ended May 31, 1998, 1997, and
1996, respectively. One-half of the Company's obligation under this agreement for the year ended May 31, 1996 was waived. The agreement terminated on May 31, 1998.

    License Agreements. The Company has commitments to pay minimum guaranteed royalties under license agreements for certain athletes aggregating approximately $491,828, at May 31, 1998. These agreements range from 1-3 years in duration and are payable through July 31, 2001. Approximately $544,000, $550,000 and $276,000 were paid under license agreements during the years ended May 31, 1998, 1997 and 1996, respectively.

    Foreign Currency Contracts. Global enters into foreign currency contracts from time to time to hedge against currency fluctuations for purchase of U.S. dollars. At May 31, 1998 and 1997 the amount in foreign currency contracts approximated pound sterling600,000 and pound sterling546,000, respectively. At May 31, 1998, the remaining time until the settlement dates ranged from 1 to 7 months. Vans currently owns 60% of Global.

    Third Party Manufacturing. One manufacturer accounted for approximately 21% of all third-party shoes manufactured for the Company during the year ended May 31, 1997, and no manufacturer accounted for more than 10% of third-party shoes manufactured for the Company during fiscal 1998 and 1996.

10.  STOCK OPTIONS

    STOCK COMPENSATION PLANS

    The Compensation Committee of the Board of Directors determined in April 1998 that the exercise prices of many stock options previously granted to employees of the Company were at such high levels compared to existing market value that the incentive and retention powers of the options had been negated to a certain extent. Accordingly, on April 6, 1998, the Committee approved the amendment of the exercise prices of all employee options to lower them to $9.25, the closing sales price of the Common Stock on that date. All employees of the Company, including each current executive officer, were eligible to receive such option repricings. The repricing of the stock options has been reflected below in the pro forma net earnings and per share calculation and the related Black-Scholes calculation.

    At May 31, 1998, the Company has three stock-based compensation plans, which are described in greater detail below. The Company applies APB Opinion No. 25 ("APB 25") and related Interpretations in accounting for its plans. Under the provisions of APB 25, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS Statement No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                            MAY 31,
                                          --------------------------------------------
                                             1998             1997             1996
                                          ----------       ----------       ----------
   Pro forma net earnings (loss)....      $   (3,425)      $   10,207       $    3,072

Pro forma earnings (loss) per share
   Basic ...........................      $    (0.26)      $     0.79       $     0.31
   Diluted .........................      $    (0.26)      $     0.74       $     0.29

    The pro forma net earnings (loss) and per share amounts reflect only options granted from June 1, 1995 through May 31, 1998. Therefore, the full impact of calculating compensation, cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of four to six years and compensation cost for options granted prior to January 1, 1995 is not considered.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 1998, 1997 and 1996, respectively: expected volatility of 53% for all three years; risk-free interest rates ranging from 5.43 to 6.06 for Fiscal 1998 from 5.82 to 6.62 for Fiscal 1997 and 5.46 to
7.42 for Fiscal 1996; assumed dividend yield of zero for all three years; and expected lives of four and six years.

    Vanstastic Plan. In July 1997, the Board of Directors of the Company adopted the Vanstastic Employee Stock Option Plan (the "Vanstastic Plan"). Options granted under the Vanstastic Plan may be either incentive stock options or non-statutory options. The Company will grant all full-time employees, and part-time employees working more than 1,400 hours per fiscal year stock options annually based on a formula. A total of 400,000 shares are available under the Vanstastic Plan and the Plan expires in July 2007. Stock options granted under the plan have a maximum term of ten years and vest over a five year period. The exercise price for each option is equivalent to no less than the fair market value of the Company's common stock on the date the option was granted. As of May 31, 1998 no options had been exercised or were exercisable under the Vanstastic Plan.

    1991 Plan. Under the 1991 Long-Term Incentive Plan the Company may grant to key employees incentive stock options, and to directors and consultants non-qualified stock options to purchase up to 2,000,000 shares of the Company's common stock until November 2001. Stock options granted under the plan are exercisable in varying amounts over the ten year term of the options, and the vesting periods accelerate for certain options upon certain events, but all such options become fully vested no later than five years after the date of grant. The exercise price for each option is equivalent to no less than the fair market value of the Company's common stock on the date the option was granted.

    A summary of the status of the Company's Vanstastic Plan as of May 31, 1998 and its 1991 Long-Term Incentive Plan as of May 31, 1998, 1997 and 1996 and changes during the years then ended are presented below:

                                           1998                      1997                     1996
                                 --------------------------  -----------------------  ----------------------
                                                WEIGHTED                 WEIGHTED                WEIGHTED
                                    SHARES      AVERAGE      SHARES      AVERAGE      SHARES      AVERAGE
         FIXED OPTIONS              (000)    EXERCISE PRICE   (000)   EXERCISE PRICE  (000)   EXERCISE PRICE
-----------------------------       -----    --------------  ------   --------------  -----   --------------
Outstanding at beginning of         1,185       $8.88        1,212        $6.16       1,334       $6.26
year
Granted......................         243       10.03          465        12.38         426        7.11
Exercised....................       (178)        5.68        (324)         5.90        (271)       5.78
Forfeited....................       (144)        8.76        (168)         5.25        (287)       8.01
                                    -----                    -----                    -----
Outstanding at end of year...       1,106        8.49        1,185         8.88       1,212        6.16

Options exercisable at year-end       594                      424                      366

Weighted average fair value of                  $9.53                     $6.23                   $3.61
options granted during the year

    The following table summarizes information about fixed stock options outstanding at May 31, 1998:

                                             OPTIONS OUTSTANDING                                    OPTIONS  EXERCISABLE
                         ----------------------------------------------------------        ------------------------------------
                             OPTIONS            WEIGHTED AVG.                                 OPTIONS
    RANGE OF EXERCISE    OUTSTANDING AT           REMAINING           WEIGHTED AVG.        EXERCISABLE AT         WEIGHTED AVG.
         PRICES           MAY 31, 1998        CONTRACTUAL LIFE       EXERCISE PRICE         MAY 31, 1998         EXERCISE PRICE
   ------------------    --------------      -------------------     --------------        --------------        --------------
     $6.00 to $11.25          167,767               4.88                 $ 6.91                 167,767              $ 6.92
      $4.50 to $6.88          172,655               6.68                 $ 5.21                 165,055              $ 5.21
     $4.25 to $12.75          164,095               7.42                 $ 8.01                 127,968              $ 7.86
    $11.00 to $19.12          411,167               8.56                 $ 9.89                 134,389              $12.53
     $8.53 to $17.00          190,238               9.39                 $10.22                      --                  --
                           ----------                                                           -------
     $4.25 to $19.12        1,105,917               7.68                 $ 8.49                 594,179              $ 7.91
                           ==========                                                           =======

    Non-Qualified Plans. Under separate non-qualified stock option agreements, the Company has granted options to purchase 853,176 shares of the Company's stock at an exercise price ranging from $.17 to $17.75 per share. The excess, if any, of the fair market value of the Company's stock at the date of grant over the exercise price of the option was considered unearned compensation, which was amortized and charged to operations over the option's vesting period. As of May 31, 1998, 801,036 options had been exercised, and 57,140 options were exercisable under these agreements.

    In addition to the above plans, during the year ended May 31, 1993, the Board of Directors granted certain officers of the Company restricted stock awards representing an aggregate of 21,773 shares of common stock. The shares underlying the stock grants are outstanding at the date of grant. Generally, these shares become fully vested five years from the grant date and remain restricted and non-transferable until such date. During fiscal 1995, stock grants representing 4,000 shares were canceled and 4,000 shares were vested as part of a separation agreement. During the year ended May 31, 1998, 500 shares had been sold and at May 31, 1998, stock awards representing 13,273 shares remained restricted.

11.  STOCKHOLDER RIGHTS PLAN

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

    The Rights dividend was payable on March 8, 1994 to the holders of record of shares of common stock on that date. Each Right entitles the registered holder to purchase from the Company 1/100th of a share of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share, 1,500,000 shares authorized and no shares issued or outstanding at May 31, 1998 (the "Series A Preferred Stock"), at a price of $65.00 per 1/100th of a share, subject to adjustment.

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

    Each share of Series A Preferred Stock purchasable upon exercise of the Rights will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event the Company's assets are liquidated, the holders of the shares of Series A Preferred Stock will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The Rights Plan was first ratified and approved by the Company's stockholders at the 1994 annual meeting of stockholders and was re-ratified and re-approved by the stockholders at the 1997 annual meeting of stockholders.

12.  EXPORT SALES

    Sales to foreign unaffiliated customers, by major country, were as follows:

                                 YEARS ENDED MAY 31,
                    ---------------------------------------------
                         1998            1997            1996
                    -------------   -------------   -------------
Japan.............   $ 13,798,229    $ 11,704,000    $  6,188,000
France............      5,921,611       5,154,000       2,895,000
United Kingdom....      6,863,251       3,957,000       2,725,000
Germany...........      3,956,612       5,446,000       6,706,000
Canada............      1,585,036       1,941,000       1,979,000
Panama............      1,817,800       1,397,000         964,000
Mexico............      2,939,781         385,000         394,000
Other.............     13,130,076      14,310,000       4,494,000
                     ------------    ------------    ------------
                     $ 50,012,396    $ 44,294,000    $ 26,345,000
                     ============    ============    ============

13. SUBSEQUENT EVENTS

    On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through the merger (the "Merger") of Switch with and into a wholly-owned subsidiary of the Company. The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the net assets acquired based on their values. Switch is the manufacturer of the Autolock(TM) step-in boot binding system, one of the leading step-in snowboard boot binding systems in the world. The Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and (iii) $12,000,000 principal amount of unsecured, non-interest bearing promissory notes which are subject to potential downward adjustment based on the performance of Switch during the fiscal year ending May 31, 2001, and are also due and payable on July 20, 2001. The results of Switch subsequent to the acquisition will be consolidated in the Company's financial statements.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Vans, Inc.:

    We have audited the accompanying consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vans, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each year in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles.





[SIGNATURE]
KPMG Peat Marwick LLP
Orange County, California
July 20, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated herein by reference to the captions "Proposal 1 - Election of Directors," Information Relating to Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3, 7, and 16 of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the caption "Executive Compensation and Other Information" on page 9 of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Management and Certain Beneficial Owners" on page 2 of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the disclosure under the caption "Certain Transactions" on page 16 of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)    Financial Statements

    The Company's Financial Statements, and the Notes thereto, listed in the Index to Financial Information located at page F-1 of this Report, are set forth in Item 8 of this Report.

    (2) Financial Statement Schedules

    The Financial Statement Schedule and the report of independent auditors thereon are set forth at pages F-2 and F-3 of this Report.

    (3) Exhibits

    EXHIBIT NO.   EXHIBIT DESCRIPTION
    -----------   -------------------

   (8)  2.1       Agreement of Merger between the Registrant and Van Doren
                  Rubber, dated July 31, 1991

   (2)  2.1       Certificate of Ownership and Merger (Delaware) of Van Doren
                  Rubber into the Registrant, dated August 19, 1991

   (2)  2.2       Certificate of Ownership (California) of the Registrant and Van
                  Doren Rubber, dated August 19, 1991

    EXHIBIT NO.   EXHIBIT DESCRIPTION
    -----------   -------------------

  (26)  2.3       Agreement and Plan of Merger, dated July 10, 1998, between the
                  Registrant
                  and Switch Manufacturing

   (2)  3.1       Restated Certificate of Incorporation of the Registrant, dated
                  August 30, 1991

   (2)  3.1.1     Certificate of Retirement of Class A and Class B Preferred
                  Stock
                  of the Registrant, dated August 29, 1991

   (2)  3.2       Restated By-laws of the Registrant

   (6)  3.2.1     Amendment No. 1 of Restated By-laws of the Registrant

   (6)  3.2.2     Amendment No. 2 of Restated By-laws of the Registrant

   (8)  3.3       Certificate of Designation of Preferences and Rights of Series A
                  Junior Participating Preferred Stock of the Registrant

        4.1       Reference is made to Exhibits 3.1 and 3.2

   (8)  4.2       Specimen Stock Certificate

   (7)  4.3       Rights Agreement, dated as of February 22, 1994, by and between the Registrant and Chemical Trust Company of California, as

  (21)  4.3.1     Amendment  No. 1 to Rights  Agreement,  dated as of December 18,
                  1996, by and between the Registrant and  ChaseMellon
                  Shareholder Services,  successor to Chemical  Trust  Company of California as Rights Agent

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

   (6) 10.2       MDV Holdings, Inc. (now known as Vans, Inc.) Incentive Stock
                  Option Plan

   (6) 10.2.1     Amendment No. 1 to MDV Holdings, Inc. Incentive Stock Option
                  Plan dated June 28, 1991

   (2) 10.3 Standard Industrial Lease-Net, dated as of May 27, 1992, by and between the Registrant and Golden West Vista
                  Associates (the "Vista Lease")

   (9) 10.3.1     Amendment No. 1 to the Vista Lease

   (9) 10.3.2     Letter Agreement modifying Amendment No. 1 to the Vista Lease

  (25) 10.4       Employment Agreement, dated as of March 10, 1997, by and
                  between the Registrant and Craig E. Gosselin, superseding his
                  Employment Agreement, dated July 1, 1992

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

   (9) 10.5.3     Amendment No. 3 to the 1991 Long-Term Incentive Plan

  (11) 10.5.4     Amendment No. 4 to the 1991 Long-Term Incentive Plan

  (11) 10.5.5     Amendment No. 5 to the 1991 Long-Term Incentive Plan

  (18) 10.5.6     Amendment No. 6 to the 1991 Long-Term Incentive Plan

   (6) 10.6       Software License Agreement, dated March 31, 1993, by and
                  between the Registrant and J.D. Edwards Software, Inc., and Addenda
                  thereto


    EXHIBIT NO.   EXHIBIT DESCRIPTION
    -----------   -------------------

   (6) 10.7 License Agreement for Software Products, dated July 29, 1993, by and between the Island Pacific Systems Corporation and the Registrant

   (6) 10.8 Software License Agreement, dated as of May 27, 1993, by and between the Registrant and STR, Inc.

   (9) 10.9       Incentive Stock Option Agreement, dated as of September 22,
                  1993, by and between the Registrant and Walter E. Schoenfeld, covering 30,000 shares

   (9) 10.10      Incentive Stock Option Agreement, dated as of September 22,
                  1993, by and between the Registrant and Walter E. Schoenfeld, covering 100,000 shares

  (10) 10.11      Agency Agreement, dated as of June 15, 1994, by and between the
                  Registrant and Sung Won International (the "Sung Won Agency
                  Agreement")

   (1) 10.11.1    First Amendment to the Sung Won Agency Agreement, dated
                  October 24, 1996

  (25) 10.12      Employment Agreement, dated as of March 10, 1997, by and
                  between the Registrant and Sari K. Ratsula, superseding her Employment
                  Agreement, dated June 15, 1994

  (25) 10.13      Employment Agreement, dated as of March 10, 1997, by and
                  between the Registrant and Steven J. Van Doren, superseding his
                  Employment Agreement, dated June 15, 1994

  (24) 10.14      Amended and Restated Loan and Security Agreement, dated October 31,
                  1997, by and between the Company and Bank of the West (the "Bank of the
                  West Loan Agreement")

  (23) 10.14.1    First Amendment to the Bank of the West Loan Agreement, dated
                  February 3, 1998

   (1) 10.14.2    Second Amendment No. 2 to the Bank of the West Loan Agreement,
                  dated as of May 31, 1998

   (1) 10.14.3    Third Amendment to the Bank of the West Loan Agreement, dated as of May 31, 1998

  (11) 10.15      Employment Agreement, dated as of May 25, 1995, by and between the Registrant and Gary L. Dunlap

  (12) 10.16      Employment Agreement, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

  (25) 10.16.1    Amendment No. 1 to the Employment Agreement of Gary H.
                  Schoenfeld

  (12) 10.17      Incentive Stock Option, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

  (13) 10.18      Employment Agreement dated as of December 1, 1995, by and
                  between Walter E. Schoenfeld and the Registrant

  (19) 10.18.1    Amendment No. 1 to the Employment Agreement of Walter E.
                  Schoenfeld

   (1) 10.18.2    Amendment No. 2 to the Employment Agreement of Walter E.
                  Schoenfeld, dated May 18, 1998

  (13) 10.19      Incentive Stock Option Agreement, dated as of May 11, 1995, by and between Walter E. Schoenfeld and the Registrant

  (13) 10.20      Amendment to Incentive Stock Option of Walter E. Schoenfeld,
                  dated as of January 8, 1996

  (16) 10.21      Employment Agreement, dated as of February 14, 1996, by and between Kyle B. Wescoat and the Registrant

  (19) 10.22      Employment Agreement, dated as of January 22, 1996, by and between Robert H. Camarena and the Registrant

  (16) 10.23      Employment Agreement, dated July 1, 1996, by and between the
                  Registrant and Charles C. Kupfer


    EXHIBIT NO.   EXHIBIT DESCRIPTION
    -----------   -------------------
  (16) 10.24      Standard Industrial/Commercial Single Tenant Lease - Gross,
                  dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

  (16) 10.25      Standard Industrial/Commercial Single Tenant Lease - Net, dated
                  July 22, 1996, by and between the Registrant and Orange
                  Engineering & Machine, Inc.

  (16) 10.26      Trust Under Vans, Inc. Deferred Compensation Plan, dated as of
                  June 3, 1996

  (16) 10.26.1    Amendment to Trust Under Vans, Inc. Deferred Compensation Plan

  (16) 10.27      Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

  (25) 10.28      Standard Industrial Sublease, dated March 25, 1997, by and between the
                  Registrant and Frank Zamarripa Inc.

  (17) 10.29      Lease between Wohl Venture One, LLC, a Delaware limited
                  liability company, and the Registrant

  (17) 10.30      Construction Agreement between Wohl Venture One, LLC, a
                  Delaware limited liability company, and the Registrant

  (18) 10.31      Employment Agreement, dated December 4, 1996, by and between the Registrant and Jay E. Wilson

  (18) 10.32      Employment Agreement, dated December 17, 1996, by and between the Registrant and Casey G. Waid

  (19) 10.33      Tour Title Sponsorship Agreement, dated January 1, 1997, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

   (1) 10.33.1    Tour Title Sponsorship Agreement, dated as of January 1, 1998, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

  (19) 10.34      Amended and Restated Operating Agreement, dated January 1,
                  1997, by and among the Registrant, Gendler, Codikow & Carroll,
                  Kevin Lyman Production Services and Creative Artists Agency
                  (the "Operating Agreement")

  (19) 10.35      Side Letter to the Operating Agreement

  (19) 10.36      Employment Agreement, dated February 1, 1997, by and between the Registrant and John Walker

  (20) 10.37      Share Sale and Purchase Option Agreement, dated November 20, 1996, by and among the Registrant and the shareholders of Global Accessories
                  Limited

  (25) 10.38      Employment Agreement, dated July 22, 1997, by and between the
                  Registrant and Ralph Serna

  (25) 10.39      Investor Rights Agreement, dated July 8, 1997, by and between the Registrant and The Zone Network, Inc.

  (25) 10.40      Purchase and Sale Agreement, dated August 18, 1997, by and between the
                  Registrant and Triple Crown, Inc.

  (25) 10.41      Letter of Intent, dated August 4, 1997, by and between the
                  Registrant and Board Wild LLC

   (1) 10.41.1    Member Admission Agreement, dated April 1, 1998,  re Board
                  Wild LLC

  (23) 10.42      Employment Agreement, dated as of February 3, 1998, by and between the Registrant and Michael C. Jonte

  (24) 10.43      Employment Agreement, dated as of October 29, 1997, by and between the Registrant and Scott A. Brabson

   (1) 22         List of Subsidiaries

       23.1 Report on Schedule and Consent of Independent Auditors is set forth at page F-2 of this report

   (1) 27         Financial Data Schedule

----------

(1)      Filed herewith.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(3) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(4)      [intentionally omitted]

(5)      [intentionally omitted]

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

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 25, 1995, and incorporated herein by this reference

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 24, 1996, and incorporated herein by this reference

(14)     [intentionally omitted]

(15)     [intentionally omitted]

(16) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

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

(23) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1998.

(24) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 29, 1997.

(25) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

(26)     Filed as an exhibit to the Registrant's Form 8-K, dated July 21, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VANS, INC.

                                          (Registrant)

                                          /s/ Gary H. Schoenfeld
                                          --------------------------------------
                                          By:  Gary H. Schoenfeld
Date:  August 31, 1998                    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

/s/ Gary H. Schoenfeld                                            Date: August 31, 1998
--------------------------------------------------
Gary H. Schoenfeld
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Walter E. Schoenfeld                                          Date: August 31, 1998
--------------------------------------------------
Walter E. Schoenfeld
Chairman of the Board and Director

/s/ Kyle B. Wescoat                                               Date: August 31, 1998
--------------------------------------------------
Kyle B. Wescoat
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ George E. McCown                                              Date: August 31, 1998
--------------------------------------------------
George E. McCown
Director

/s/ Philip H. Schaff, Jr.                                         Date: August 31, 1998
--------------------------------------------------
Philip H. Schaff, Jr.
Director

/s/ Wilbur J. Fix                                                 Date: August 31, 1998
--------------------------------------------------
Wilbur J. Fix
Director

/s/ James R. Sulat                                                Date: August 31, 1998
--------------------------------------------------
James R. Sulat
Director

/s/ Kathleen M. Gardarian                                         Date: August 31, 1998
--------------------------------------------------
Kathleen M. Gardarian
Director

/s/ Lisa M. Douglas                                               Date: August 31, 1998
--------------------------------------------------
Lisa M. Douglas
Director

/s/ Gerald Grinstein                                              Date: August 31, 1998
--------------------------------------------------
Gerald Grinstein
Director

                                  EXHIBIT INDEX

  EXHIBIT NO.
      NO.       EXHIBIT DESCRIPTION                                                         PAGE
  -----------   -------------------                                                         ----

   (8)  2.1       Agreement of Merger between the Registrant and Van Doren
                  Rubber, dated July 31, 1991

   (2)  2.1       Certificate of Ownership and Merger (Delaware) of Van Doren
                  Rubber into the Registrant, dated August 19, 1991

   (2)  2.2       Certificate of Ownership (California) of the Registrant and Van
                  Doren Rubber, dated August 19, 1991

  (26)  2.3       Agreement and Plan of Merger, dated July 10, 1998, between the
                  Registrant and Switch Manufacturing

   (2)  3.1       Restated Certificate of Incorporation of the Registrant, dated
                  August 30, 1991

   (2)  3.1.1     Certificate of Retirement of Class A and Class B Preferred
                  Stock of the Registrant, dated August 29, 1991

   (2)  3.2       Restated By-laws of the Registrant

   (6)  3.2.1     Amendment No. 1 of Restated By-laws of the Registrant

   (6)  3.2.2     Amendment No. 2 of Restated By-laws of the Registrant

   (8)  3.3       Certificate of Designation of Preferences and Rights of Series A
                  Junior Participating Preferred Stock of the Registrant

        4.1       Reference is made to Exhibits 3.1 and 3.2

   (8)  4.2       Specimen Stock Certificate

   (7)  4.3       Rights Agreement, dated as of February 22, 1994, by and between the Registrant and Chemical Trust Company of California, as

  (21)  4.3.1     Amendment  No. 1 to Rights  Agreement,  dated as of December 18,
                  1996, by and between the Registrant and  ChaseMellon
                  Shareholder Services,  successor to Chemical  Trust  Company of California as Rights Agent

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

   (6) 10.2       MDV Holdings, Inc. (now known as Vans, Inc.) Incentive Stock
                  Option Plan

   (6) 10.2.1     Amendment No. 1 to MDV Holdings, Inc. Incentive Stock Option
                  Plan dated June 28, 1991

   (2) 10.3 Standard Industrial Lease-Net, dated as of May 27, 1992, by and between the Registrant and Golden West Vista
                  Associates (the "Vista Lease")

   (9) 10.3.1     Amendment No. 1 to the Vista Lease

   (9) 10.3.2     Letter Agreement modifying Amendment No. 1 to the Vista Lease

  (25) 10.4       Employment Agreement, dated as of March 10, 1997, by and
                  between the Registrant and Craig E. Gosselin, superseding his
                  Employment Agreement, dated July 1, 1992

   (6) 10.5       1991 Long-Term Incentive Plan

   (2) 10.5.1     Amendment No. 1 to 1991 Long-Term Incentive Plan


  EXHIBIT NO.
      NO.       EXHIBIT DESCRIPTION                                                         PAGE
  -----------   -------------------                                                         ----

   (2) 10.5.2     Amendment No. 2 to 1991 Long-Term Incentive Plan

   (9) 10.5.3     Amendment No. 3 to the 1991 Long-Term Incentive Plan

  (11) 10.5.4     Amendment No. 4 to the 1991 Long-Term Incentive Plan

  (11) 10.5.5     Amendment No. 5 to the 1991 Long-Term Incentive Plan

  (18) 10.5.6     Amendment No. 6 to the 1991 Long-Term Incentive Plan

   (6) 10.6       Software License Agreement, dated March 31, 1993, by and
                  between the Registrant and J.D. Edwards Software, Inc., and Addenda
                  thereto

   (6) 10.7 License Agreement for Software Products, dated July 29, 1993, by and between the Island Pacific Systems Corporation and the Registrant

   (6) 10.8 Software License Agreement, dated as of May 27, 1993, by and between the Registrant and STR, Inc.

   (9) 10.9       Incentive Stock Option Agreement, dated as of September 22,
                  1993, by and between the Registrant and Walter E. Schoenfeld, covering 30,000 shares

   (9) 10.10      Incentive Stock Option Agreement, dated as of September 22,
                  1993, by and between the Registrant and Walter E. Schoenfeld, covering 100,000 shares

  (10) 10.11      Agency Agreement, dated as of June 15, 1994, by and between the
                  Registrant and Sung Won International (the "Sung Won Agency
                  Agreement")

   (1) 10.11.1    First Amendment to the Sung Won Agency Agreement, dated
                  October 24, 1996

  (25) 10.12      Employment Agreement, dated as of March 10, 1997, by and
                  between the Registrant and Sari K. Ratsula, superseding her Employment
                  Agreement, dated June 15, 1994

  (25) 10.13      Employment Agreement, dated as of March 10, 1997, by and
                  between the Registrant and Steven J. Van Doren, superseding his
                  Employment Agreement, dated June 15, 1994

  (24) 10.14      Amended and Restated Loan and Security Agreement, dated October 31,
                  1997, by and between the Company and Bank of the West (the "Bank of the
                  West Loan Agreement")

  (23) 10.14.1    First Amendment to the Bank of the West Loan Agreement, dated
                  February 3, 1998

   (1) 10.14.2    Second Amendment No. 2 to the Bank of the West Loan Agreement,
                  dated as of May 31, 1998

   (1) 10.14.3    Third Amendment to the Bank of the West Loan Agreement, dated as of May 31, 1998

  (11) 10.15      Employment Agreement, dated as of May 25, 1995, by and between the Registrant and Gary L. Dunlap

  (12) 10.16      Employment Agreement, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

  (25) 10.16.1    Amendment No. 1 to the Employment Agreement of Gary H.
                  Schoenfeld

  (12) 10.17      Incentive Stock Option, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

  (13) 10.18      Employment Agreement dated as of December 1, 1995, by and
                  between Walter E. Schoenfeld and the Registrant

  (19) 10.18.1    Amendment No. 1 to the Employment Agreement of Walter E.
                  Schoenfeld

   (1) 10.18.2    Amendment No. 2 to the Employment Agreement of Walter E.
                  Schoenfeld, dated May 18, 1998

  EXHIBIT NO.
      NO.       EXHIBIT DESCRIPTION                                                         PAGE
  -----------   -------------------                                                         ----

  (13) 10.19      Incentive Stock Option Agreement, dated as of May 11, 1995, by and between Walter E. Schoenfeld and the Registrant

  (13) 10.20      Amendment to Incentive Stock Option of Walter E. Schoenfeld,
                  dated as of January 8, 1996

  (16) 10.21      Employment Agreement, dated as of February 14, 1996, by and between Kyle B. Wescoat and the Registrant

  (19) 10.22      Employment Agreement, dated as of January 22, 1996, by and between Robert H. Camarena and the Registrant

  (16) 10.23      Employment Agreement, dated July 1, 1996, by and between the
                  Registrant and Charles C. Kupfer

  (16) 10.24      Standard Industrial/Commercial Single Tenant Lease - Gross,
                  dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

  (16) 10.25      Standard Industrial/Commercial Single Tenant Lease - Net, dated
                  July 22, 1996, by and between the Registrant and Orange
                  Engineering & Machine, Inc.

  (16) 10.26      Trust Under Vans, Inc. Deferred Compensation Plan, dated as of
                  June 3, 1996

  (16) 10.26.1    Amendment to Trust Under Vans, Inc. Deferred Compensation Plan

  (16) 10.27      Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

  (25) 10.28      Standard Industrial Sublease, dated March 25, 1997, by and between the
                  Registrant and Frank Zamarripa Inc.

  (17) 10.29      Lease between Wohl Venture One, LLC, a Delaware limited
                  liability company, and the Registrant

  (17) 10.30      Construction Agreement between Wohl Venture One, LLC, a
                  Delaware limited liability company, and the Registrant

  (18) 10.31      Employment Agreement, dated December 4, 1996, by and between the Registrant and Jay E. Wilson

  (18) 10.32      Employment Agreement, dated December 17, 1996, by and between the Registrant and Casey G. Waid

  (19) 10.33      Tour Title Sponsorship Agreement, dated January 1, 1997, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

   (1) 10.33.1    Tour Title Sponsorship Agreement, dated as of January 1, 1998, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

  (19) 10.34      Amended and Restated Operating Agreement, dated January 1,
                  1997, by and among the Registrant, Gendler, Codikow & Carroll,
                  Kevin Lyman Production Services and Creative Artists Agency
                  (the "Operating Agreement")

  (19) 10.35      Side Letter to the Operating Agreement

  (19) 10.36      Employment Agreement, dated February 1, 1997, by and between the Registrant and John Walker

  (20) 10.37      Share Sale and Purchase Option Agreement, dated November 20, 1996, by and among the Registrant and the shareholders of Global Accessories
                  Limited

  (25) 10.38      Employment Agreement, dated July 22, 1997, by and between the
                  Registrant and Ralph Serna

  (25) 10.39      Investor Rights Agreement, dated July 8, 1997, by and between the Registrant and The Zone Network, Inc.

  (25) 10.40      Purchase and Sale Agreement, dated August 18, 1997, by and between the
                  Registrant and Triple Crown, Inc.


  EXHIBIT NO.
      NO.       EXHIBIT DESCRIPTION                                                         PAGE
  -----------   -------------------                                                         ----

  (25) 10.41      Letter of Intent, dated August 4, 1997, by and between the
                  Registrant and Board Wild LLC

   (1) 10.41.1    Member Admission Agreement, dated April 1, 1998,  re Board
                  Wild LLC

  (23) 10.42      Employment Agreement, dated as of February 3, 1998, by and between the Registrant and Michael C. Jonte

  (24) 10.43      Employment Agreement, dated as of October 29, 1997, by and between the Registrant and Scott A. Brabson

   (1) 22         List of Subsidiaries

       23.1 Report on Schedule and Consent of Independent Auditors is set forth at page F-2 of this report

   (1) 27         Financial Data Schedule


----------

(1)      Filed herewith.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(3) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(4)      [intentionally omitted]

(5)      [intentionally omitted]

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

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 25, 1995, and incorporated herein by this reference

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 24, 1996, and incorporated herein by this reference

(14)     [intentionally omitted]

(15)     [intentionally omitted]

(16) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

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

(23) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1998.

(24) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 29, 1997.

(25) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

(26)     Filed as an exhibit to the Registrant's Form 8-K, dated July 21, 1998.

                         INDEX TO FINANCIAL INFORMATION


Consolidated Financial Statements:                    Page
                                                      -----
Consolidated Balance Sheets as of May 31, 1998 and
1997                                                  24

Consolidated Statements of Operations                 25
for the Years Ended May 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity       26
for the Years Ended May 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows                 27
for the Years Ended May 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements            28

Independent Auditors' Report                          39

The Report on Schedule and Consent of                 F-2
Independent Auditors

Schedule II - Valuation and Qualifying Accounts and   F-3
Reserves

All other schedules are omitted because they are not required, are not applicable, or the information is included the Consolidated Financial Statements or notes thereto.

           THE REPORT ON SCHEDULE AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Vans, Inc.:

    The audits referred to in our report dated July 20, 1998, included the related financial statement schedule as of May 31, 1998, and for each of the years in the three-year period ended May 31, 1998, incorporated by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    We consent to incorporation by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. of our report dated July 20, 1998, relating to the consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1998, and the related schedule, which report appears in the May 31, 1998 annual report on Form 10-K of Vans, Inc.

KPMG Peat Marwick LLP

Orange County, California
August 31, 1998

                                   SCHEDULE II

                 Valuation and Qualifying Accounts and Reserves

                                                  BALANCE AT
                                                 BEGINNING OF      CHARGE TO COST                            BALANCE AT
                                                    PERIOD          AND EXPENSES      OTHER                 END OF PERIOD
                                                 ------------      --------------   -----------             ----------
Year end May 31, 1996:

Allowance for
doubtful accounts .........................       $  812,631       $  762,295       $ (427,582)(a)          $1,147,344

Lower of cost or market
valuation allowance .......................       $  600,000       $        0       $        0              $  600,000

Year end May 31, 1997:

Allowance for doubtful accounts ...........       $1,147,344       $  710,611       $ (458,366)(a)(b)       $1,399,589

Lower of cost or market valuation allowance       $  600,000       $        0       $  144,686(b)           $  744,686


Year end May 31, 1998:

Allowance for doubtful accounts ...........       $1,399,589       $  697,926       $ (979,820)(a)          $1,117,695

Lower of cost or market valuation allowance       $  744,686       $        0       $ (107,140)             $  637,546


--------------------

(a)      Charge-off of uncollectible accounts receivable.

(b) Represents reserves established in connection with the acquisition of consolidated subsidiaries.