Form 10-Q
period 1998-08-29
VANS INC
filed 1998-10-13
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 29, 1998 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,366,252 shares of Common Stock, $.001 par value, as of October 12, 1998.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        AUGUST 29, 1998 AND MAY 31, 1998

                                                                         AUGUST 29,           MAY 31,
                                                                            1998               1998
                                                                       -------------       -------------
                                     ASSETS
Current assets:
Cash                                                                   $   6,675,907       $  16,779,528
Accounts receivable, net of allowance for doubtful accounts of
$1,387,757 and $1,117,695 at August 29, 1998 and May 31, 1998,            35,074,144          17,253,102
respectively
Inventories                                                               36,998,689          29,841,235
Deferred tax assets                                                        5,469,456           5,469,456
Prepaid expenses                                                           3,821,381           4,884,184
                                                                       -------------       -------------
                 Total current assets                                     88,039,577          74,227,505
Property, plant and equipment, net                                        13,898,278          12,994,043
Property held for lease                                                    4,742,713           4,789,314
Excess of cost over the fair value of net assets acquired, net of
accumulated amortization of $34,794,615 and $34,513,349 at August         22,859,475          18,500,327
29, 1998 and May 31, 1998, respectively
Other assets                                                               3,205,660           2,826,491
                                                                       -------------       -------------
                  Total Assets                                         $ 132,745,703       $ 113,337,680
                                                                       =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                  $  13,626,234       $   5,514,664
Accounts payable                                                           8,105,225           5,726,595
Accrued payroll and related expenses                                       2,942,489           2,672,047
Restructure costs                                                          5,234,956           6,412,758
Income taxes payable                                                       4,259,113           2,124,680
                                                                       -------------       -------------
              Total current liabilities                                   34,168,017          22,450,744
                                                                       -------------       -------------
Deferred tax liabilities                                                   2,127,859           1,862,452
Capital lease obligation                                                     222,309             135,143
Long term debt                                                             4,615,452           1,874,153
                                                                       -------------       -------------
                Total Liabilities                                         41,133,637          26,322,492
                                                                       -------------       -------------
Minority interest                                                          1,018,216             867,530
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized (1,500,000 shares designated as Series A
Participating Preferred Stock), none issued and outstanding                       --                  --

Common stock, $.001 par value, 20,000,000 shares authorized, 13,176,042 and
13,290,042 shares issued and outstanding at
August 29, 1998 and May 31, 1998, respectively                                13,175              13,290
Cumulative foreign translation adjustment                                     33,297             (60,159)
Additional paid-in capital                                               101,450,842         101,836,186
Accumulated deficit                                                      (10,903,464)        (15,641,659)
                                                                       -------------       -------------
           Total Shareholders' Equity                                     90,593,850          86,147,658
                                                                       -------------       -------------
Total Liabilities and Shareholders' Equity                             $ 132,745,703       $ 113,337,680
                                                                       =============       =============

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
            THIRTEEN WEEKS ENDED AUGUST 29, 1998 AND AUGUST 30, 1997


                                                              THIRTEEN WEEKS ENDED
                                                          AUGUST 29,         AUGUST 30,
                                                             1998               1997
                                                         ------------       ------------
Net sales                                                $ 65,503,519       $ 53,955,195
Cost of sales                                              37,398,646         32,187,000
                                                         ------------       ------------
      Gross profit                                         28,104,872         21,768,195
Operating expenses:
    Selling and distribution                               10,631,144          8,871,313
    Marketing, advertising and promotion                    7,195,001          5,335,163
    General and administrative                              2,876,869          1,709,071
    Provision for doubtful accounts                           163,845            127,500
    Amortization of intangibles                               265,151            228,931
                                                         ------------       ------------
      Total operating expenses                             21,132,010         16,271,978
                                                         ------------       ------------
      Earnings from operations                              6,972,862          5,496,217
Interest income                                                80,159            111,781
Interest and debt expense                                    (157,918)           (67,525)
Other income                                                  743,771            775,271
                                                         ------------       ------------
      Earnings before taxes and extraordinary items         7,638,874          6,315,744
Income tax expense                                          2,749,995          2,222,186
Minority interest                                             150,686            143,004
                                                         ------------       ------------
Net earnings                                                4,738,193          3,950,554
Other comprehensive income, net of tax
     Foreign currency translation adjustment                   59,812             74,972
                                                         ------------       ------------
Comprehensive net earnings                               $  4,798,005       $  4,025,526
                                                         ============       ============
Earnings per share information:
Basic:
     Net earnings per share                              $       0.36       $       0.29
                                                         ============       ============
    Weighted average common and common
        equivalent shares (Note 3)                         13,301,635         13,814,033
Diluted:
    Net earnings per share                               $       0.35       $       0.29
                                                         ============       ============
    Weighted average common and common
      equivalent shares (Note 3)                           13,644,874         13,814,033

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 AUGUST 29, 1998


                                                                                   AUGUST 29,       AUGUST 30,
                                                                                      1998             1997
                                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                      $  4,738,195     $  3,950,554
Adjustments to reconcile net earnings to net cash
provided by operating activities:
    Depreciation and amortization                                                    1,091,760          956,555
    Minority Share  of Income                                                          150,686               --
    Provision for losses on accounts receivable and sales returns                      163,845          127,500
    Changes in assets and liabilities, net of effects of business acquisition:
           Accounts receivable                                                     (17,656,996)      (8,509,251)
           Inventories                                                              (6,140,657)      (3,593,582)
           Deferred income taxes                                                       265,407               --
           Prepaid expenses                                                          1,187,998          267,219
           Other assets                                                               (481,586)        (412,742)
           Accounts payable                                                          1,008,548         (132,265)
           Accrued payroll and related expenses                                       (386,436)         113,158
           Accrued interest                                                                 --           31,000
           Restructuring costs                                                      (1,591,055)              --
           Income taxes payable                                                      2,134,433          379,094
                                                                                  ------------     ------------
               Net cash used in operating activities                               (15,515,858)      (6,822,760)
                                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                          (1,393,542)      (1,825,659)
Investments  in other companies                                                       (248,516)        (563,738)
Cash received through business acquisition                                              91,231               --
Proceeds from sale of property, plant and equipment                                    761,733               --
                                                                                  ------------     ------------
               Net cash used in investing activities                                  (789,094)      (2,389,397)
                                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on short term borrowings                                         7,275,607        4,528,928
Proceeds (payments) on capital lease obligations                                       (40,712)          26,589
Proceeds from long term debt                                                         1,257,819          210,655
Proceeds from issuance of common stock                                                 109,426          264,559
Payment for repurchase of common stock                                              (2,494,265)              --
                                                                                  ------------     ------------
               Net cash provided by financing activities                             6,107,875        5,030,731
               Effect of exchange rate changes                                          93,456          (40,769)
                                                                                  ------------     ------------
               Net decrease in cash and cash equivalents                           (10,103,621)      (4,222,195)
Cash and cash equivalents, beginning of period                                      16,779,528       15,350,175
                                                                                  ------------     ------------
Cash and cash equivalents, end of period                                          $  6,675,907     $ 11,127,980
                                                                                  ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest                                                                      $     64,310     $     36,525
    Income taxes                                                                  $    640,000     $  1,829,400
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Business acquisition
   Common stock issued for business acquisition                                   $  1,999,380     $         --
   Note payable issued for business acquisition                                   $  1,483,479     $         --
   Fair value of net liabilities assumed, excluding cash received                 $    988,665     $         --

                                   VANS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year.

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.   Inventories are comprised of the following:


                                          AUGUST 29,           MAY 31,
                                             1998               1998
                                         ------------       ------------
          Raw materials                  $         --       $    646,957
          Work-in-process                   1,137,088            378,300
          Finished goods                   37,432,791         29,453,524
                                         ------------       ------------
          Less: valuation allowance        (1,571,190)          (637,546)
                                         ------------       ------------
                                         $ 36,998,689       $ 29,841,235
                                         ============       ============

3. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the thirteen-week periods ended August 29, 1998 and August 30, 1997, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

     The reconciliations of basic to diluted weighted average shares are as follows:

                                                  THIRTEEN WEEKS ENDED
                                              AUGUST 29,       AUGUST 30,
                                                 1998             1997
                                             -----------      -----------
          Net earnings                       $ 4,738,193      $ 3,950,554
                                             ===========      ===========
          Weighted average shares
            used in basic computation         13,301,635       13,814,033

          Dilutive stock options                 343,239               --
                                             -----------      -----------
          Weighted average shares
            used for dilutive computation     13,644,874       13,814,033
                                             ===========      ===========

4. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

5. In Q4 Fiscal 1998, the Company provided $8,212,238 ($6,048,950 after tax, or $0.45 per share) for restructuring related to the closure of its Vista, California manufacturing facility and the restructuring of its European distributor system. The estimated provision includes approximately $2,949,000 for terminated international agreements and related costs, $2,184,000 for estimated loss on sale of plant equipment, $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the plant and prepare the site for a new tenant. During Q1 Fiscal 1999, the reserve was reduced by cash payments of $694,000 net of the realization of non-cash losses totaling $484,000. As of August 29, 1998, $5,234,956 remained in the restructuring reserve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, as well as those discussed under the caption "Certain Considerations" on pages 8 to 13 of the Company's Annual Report on Form 10-K for the year ended May 31, 1998, which is filed with the Securities and Exchange Commission.

OVERVIEW

     The Company is a leading designer, distributor and retailer of high quality stylish-casual and active-casual footwear and apparel, as well as performance footwear for enthusiast sports such as skateboarding, snowboarding, surfing, wakeboarding, BMX racing, and mountain bike racing, under the brand name "VANS"*. The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was acquired by the Company in February 1988 in a series of related transactions for a total cost (including assumed liabilities) of $74.4 million. VDRC was merged with and into the Company in August 1991 at the time of the Company's initial public offering.

     During the fourth quarter of Fiscal 1998 ("Q4 Fiscal 1998") the Company took the last steps to complete its repositioning as a marketing-driven company by announcing the closure of its last U.S. manufacturing facility, located in Vista, California (the "Vista Facility") and to restructure its operations in Europe. The Company incurred a one-time restructuring charge of $8.2 million and a write-down of domestic inventory of $9.4 million in connection with these matters in Q4 Fiscal 1998. The Vista Facility was closed on August 6, 1998, and the Company surrendered the lease for such Facility on September 30, 1998.

     On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Merger") with and into a wholly-owned subsidiary of the Company. The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the net assets acquired based on their values. Switch is the manufacturer of the Autolock(TM) step-in boot binding system, one of the leading snowboard boot bindings systems in the world. The Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and (iii) contingent consideration up to $12,000,000 based on the performance of Switch during the Fiscal year ending May 31, 2001, and due to be settled on July 20, 2001. The results of Switch are consolidated in the Company's financial statements.

     On November 20, 1996, the Company acquired 51% of the outstanding shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction. During Q2 Fiscal 1998, the Company acquired another 9% of the Global Common shares in exchange for Common Stock of the Company. The remaining 40% of the Global common shares are expected to be acquired by the Company over the next three years. The results of Global are consolidated in the Company's financial statements.

     The Company has also established the following foreign subsidiaries: Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), Vans Argentina S.A. ("Vans Argentina"), Vans Brazil S.A., ("Vans Brazil"), Vans Uruguay, S.A. ("Vans Uruguay"), and Vans Footwear Ltd. ("VFL"). The results of these subsidiaries are also consolidated in the Company's financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED AUGUST 29, 1998 ("Q1 FISCAL 1999") VERSUS THE THIRTEEN-WEEK PERIOD ENDED AUGUST 30, 1997 ("Q1 FISCAL 1998")

NET SALES

     Net sales for Q1 Fiscal 1999 increased 21.4% to $65,504,000, compared to $53,955,000 for the same period in Fiscal 1998. The sales increase was primarily driven by increases in sales to the Company's domestic wholesale accounts and through the Company's own retail stores, as discussed below.

     Total U.S. sales, including sales through the Company's 101 U.S. retail stores, increased 39.3% to $50,848,000 for Q1 Fiscal 1999, versus $36,499,000 for the same period a year ago. Total international sales, including sales through the Company's two international stores, decreased 16.0% to $14,656,000 for Q1 Fiscal 1999, versus $17,456,000 for Q1 Fiscal 1998.


---------------
* VANS is a registered trademark of Vans, Inc.

     The increase in total U.S. sales resulted from (i) a 43.4% increase in domestic wholesale sales as the Company increased penetration of existing accounts, (ii) a 31.8% increase in sales through the Company's 101 U.S. retail stores, and (iii) the addition of sales of Switch step-in binding systems. The increase in total retail store sales was driven by sales from 16 new stores versus a year ago, and a 9.9% increase in comparable store sales (sales at stores open one year or more). Domestic wholesale sales for the balance of Fiscal 1999 will be adversely impacted by approximately $1.7 million due to the recent announcement by Venator Group that it intends to close its Kinney shoe store division and its Foot Quarters stores. Domestic wholesale sales may also be adversely impacted by the continuing slowdown in sales of athletic footwear by large retailers, which could lead to the cancellation of orders or the inability to obtain orders by or from such retailers.

     The decrease in international sales through the Company's wholly-owned Hong Kong subsidiary, Vans Far East Limited, was primarily due to a 65.6% decrease in sales to Japan, versus a year ago. The Company anticipates that international sales for the balance of Fiscal 1999 will continue to be adversely affected by the economic situation in Japan and the rest of the Far East, and may also be impacted by the growing economic instability in South America, evidenced by the weakening of Brazil's economy.

GROSS PROFIT

     Gross profit increased 29.1% to $28,105,000 in Q1 Fiscal 1999 from $21,768,000 in the same period of Fiscal 1998. As a percentage of net sales, gross profit increased to 42.9% for Q1 Fiscal 1999 from 40.3% for the same period of Fiscal 1998. The increase in gross profit as a percentage of net sales was primarily due to: (i) a shift in sales mix to higher-margin domestic wholesale and retail business; and (ii) the benefits of better sourcing prices from factories in Asia.

EARNINGS FROM OPERATIONS

     Earnings from operations increased 26.9% to $6,973,000 in Q1 Fiscal 1999 from $5,496,000 in the same period of Fiscal 1998. Operating expenses in Q1 Fiscal 1999 increased 29.9% to $21,132,000 from $16,272,000 in Q1 Fiscal 1998, primarily due to a $1,760,000 increase in selling and distribution expense and a $1,860,000 increase in marketing, advertising and promotion expenses related to the back-to-school period, each as discussed below. As a percentage of net sales, operating expenses increased slightly to 32.3% from 30.2%, on a period-to-period basis.

     Selling and distribution. Selling and distribution expenses increased 19.8% to $10,631,000 in Q1 Fiscal 1999 from $8,871,000 in Q1 Fiscal 1998, primarily due to: (i) an increase in the number of Company-owned retail stores and activities to support the Company's sales growth; and (ii) the inclusion of Vans Argentina, Vans Uruguay, Vans Brazil, VFL and Switch in the Company's results of operations. These entities were not included in the Company's results of operations for Q1 Fiscal 1998.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 34.9% to $7,195,000 in Q1 Fiscal 1999 from $5,335,000 in Q1 Fiscal 1998, primarily due to the increase in advertising and promotional expenses and the timing of such expenses related to sponsorship of the Vans Warped Tour '98, which took place during the summer months, and higher print and television advertising expenditures related to the back-to-school season.

     General and administrative. General and administrative expenses increased 68.3% from $1,709,000 in Q1 Fiscal 1998 to $2,877,000 in Q1 Fiscal 1999, and
increased as a percentage of net sales, on a period-to-period basis, from 3.2% to 4.4%. The increase was primarily due to (i) increased legal expenses related to the Company's ongoing efforts to protect and preserve its intellectual property rights, and (ii) increases in labor, recruiting and benefits expenses associated with the Company's growth.

     Provision for doubtful accounts. The amount that was provided for bad debt expense in Q1 Fiscal 1999 was $164,000 versus $128,000 in Q1 Fiscal 1998, due to the significant increase in sales to domestic wholesale accounts in Q1 Fiscal 1999.

INTEREST INCOME

     Interest income is primarily derived from the investment of a portion of the net proceeds from the Company's May 1996 public offering of common stock (the "Offering") and the investment of surplus operating cash.

INTEREST AND DEBT EXPENSE

     Interest expense increased to $158,000 in Q1 Fiscal 1999 from $68,000 in Q1 Fiscal 1998 due to increased borrowings to support increased sales and to finance purchases of stock pursuant to the Company's stock repurchase program. See "Liquidity and Capital Resources--Borrowings."

OTHER INCOME

     Other income decreased slightly to $744,000 in Q1 Fiscal 1999 from $775,000 in the same period of Fiscal 1998 primarily due to a decrease in royalty income received from the Company's distributor for Japan.

INCOME TAX EXPENSE

     Income tax expense increased to $2,750,000 in Q1 Fiscal 1999 from $2,222,000 for Q1 Fiscal 1998 as a result of the higher earnings discussed above.

MINORITY INTEREST

     Minority interest increased to $151,000 in Q1 Fiscal 1999 versus $143,000 in Q1 Fiscal 1998 due to increased profitability of the Company's foreign subsidiaries.

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

     The Company experienced an outflow of cash from operating activities of $15,516,000 during Q1 Fiscal 1999, compared to an outflow of $6,823,000 for Q1 Fiscal 1998. Cash used by operations for Q1 Fiscal 1999 resulted primarily from
(i) an increase in net accounts receivable to $35,074,000 at August 29, 1998, from $17,253,000 at May 31, 1998, as described below, and (ii) an increase in net inventory to $37,000,000 at August 29, 1998, from $30,000,000 at May 31,
1998, as described below. Cash outflow from operations in Q1 Fiscal 1999 was partially offset by decreases in prepaid expenses and increases in accounts payable and income taxes payable.

     The Company had a net cash outflow from investing activities of $789,000 for Q1 Fiscal 1999, compared to a net cash outflow of $2,390,000 in Q1 Fiscal 1998. The Q1 Fiscal 1999 outflows were primarily due to capital expenditures related to new retail store openings, and were partially offset by $762,000 of proceeds from the sale of assets associated with the Vista Facility.

     The Company incurred a net cash inflow from financing activities of $6,108,000 for Q1 Fiscal 1999, compared to a net cash inflow of $5,031,000 for Q1 Fiscal 1998, primarily due to short-term borrowings under the Revolving Line of Credit. See "--Borrowings" below. The cash inflow from financing activity was partially offset by the repurchase of $2,494,000 of Common Stock pursuant to the Company's stock repurchase program.

     Accounts receivable, net of allowance for doubtful accounts, increased from $17,253,000 at May 31, 1998, to $35,074,000 at August 29, 1998, primarily due to the increase in net sales the Company experienced in Q1 Fiscal 1999. Inventories increased to $37,000,000 at August 29, 1998, from $30,000,000 at May 31, 1998, primarily due to: (i) an increased number of finished goods held for sale at the Company's retail stores to support increased sales; (ii) increased apparel inventory to support the Company's apparel division; and (iii) the consolidation of Vans Argentina, Vans Brazil and Vans Uruguay in the Company's financial statements.

     Borrowings

     The Company has a line of credit (the "Revolving Line of Credit") with Bank of the West (the "Bank"). The Revolving Line of Credit permits the Company to borrow up to $25,000,000. Effective as of May 31, 1998, in order to assist the Company with seasonal needs for cash, the Revolving Line of Credit was increased to $38,500,000. Such increase expires on December 31, 1998. The Revolving Line of Credit is unsecured; however, if certain events of default occur by the Company under the loan agreement establishing the Revolving Line of Credit (the "Loan Agreement"), the Bank may obtain a security interest in the Company's accounts receivable and inventory. The Company pays interest on the debt incurred under the Revolving Line of Credit at the prime rate established by the Bank from time to time (8.5% as of August 29, 1998), plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the Loan Agreement, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. As of August 29, 1998, the Company was in compliance or had obtained waivers of non-compliance with respect to all of its financial covenants. All amounts under the Revolving Line of Credit are due and owing on November 1, 1999. At August 29, 1998, the Company had drawn down $6,550,000 under the Revolving Line of Credit, and had $9,294,000 in open letters of credit.

     The Company also maintains a $5,000,000 facility with the Bank to fund the Company's stock repurchase program which was adopted on February 3, 1998. At August 29, 1998, the Company had repurchased 261,000 shares of stock pursuant to the program, but had no funds drawn down under this facility.

     Vans Latinoamericana and Vans Argentina maintain a two-year 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such companies ("Tavistock"). The loan by Tavistock was made pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana and Vans Argentina. The loan is secured by the assets of Vans Latinoamericana and Vans Argentina. At August 29, 1998, $3,059,000 was the aggregate outstanding balance under this facility.

     Current Cash Position

     The Company's cash position was $6,676,000 as of August 29, 1998, compared to $16,800,000 at May 31, 1998. The Company believes that cash from operations, together with borrowings under the Revolving Line of Credit, should be sufficient to meet its working capital needs for the next 12 months.*

     Capital Expenditures

     As of August 29, 1998, the Company's material commitments for capital expenditures were primarily related to the opening of new retail stores. In the remainder of Fiscal 1999, the Company plans to open approximately 8 - 10 new retail stores. The stores will be opened throughout the year and consist primarily of factory outlet stores. The Company estimates the aggregate cost of these new stores to be approximately $600,000 - $1,000,000.

     The Company continues to explore other projects which may involve capital expenditures. While it is too early to estimate the depth of such expenditures, the Company does not anticipate a significant increase in the level of capital expenditures for Fiscal 1999.

     The Company intends to utilize cash generated from operations and funds drawn down under the Revolving Line of Credit to fulfill its capital expenditure requirements for Fiscal 1999.

     Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("FAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." FAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. FAS No. 131 is effective for fiscal years beginning after December 15, 1997. As FAS No. 131 is not required for interim reporting in the year of adoption, the Company plans to adopt this standard in the preparation of its annual financial statements to be included in its Fiscal 1999 Form 10-K. As FAS No. 131 only requires additional disclosures, the Company expects there will be no impact on its financial position or results of operations from the implementation.

-------------------
*Note: This is a forward-looking statement. The Company's actual cash position could differ materially. Important factors that could cause or contribute to such differences include: (i) the Company's rate of growth; (ii) the Company's product mix between footwear and snowboard boots; (iii) the Company's ability to effectively manage its inventory levels; (iv) timing differences in payment for the Company's foreign-sourced product; (v) the increased utilization of letters of credit for purchases of foreign-sourced product; and (vi) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China.

     In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. Since the Company does not presently invest in derivatives or engage in hedging activities, FAS No. 133 will not impact the Company's financial position or results of operations.

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

     The Company has completed the analysis of its IT system and has received certifications of Year 2000 compliance from its IT systems vendors. The Company is still analyzing its non-IT systems for Year 2000 compliance and expects to complete substantially all of such analyses by the end of 1998.* With respect to third party vendors, creditors and financial services organizations, the Company has identified over 160 such third parties who the Company believes are material to its business. The Company has inquired as to the Year 2000 readiness of each of such parties and has sought certifications of Year 2000 compliance from them. To date, the Company has received responses from approximately 77% of such third parties which indicate either Year 2000 compliance or that they have instituted programs to assure such compliance. The Company is pursuing answers from all third parties who have, to date, failed to respond to the Company's inquiries. The Company expects to receive substantially all of such answers by the end of 1998.*



------------------------
* These are forward-looking statements regarding the completion date of the data gathering phase of the Company's Year 2000 compliance program. The actual date of completion may be different depending on a number of important factors, including but not limited to (i) the complexity of the analyses needed to determine Year 2000 compliance for non-IT systems embedded in items such as machinery and equipment, and (ii) the level of cooperation the Company receives from third parties with respect to its compliance inquiries.

     Since the Company has not completed the data gathering phase of its Year 2000 compliance program, it cannot yet quantify the costs, if any, that may be required to fix the Year 2000 Issue or any losses to the Company which might result therefrom. However, to date, the Company has not incurred any material expenses on fixing the Year 2000 Issue or experienced any losses therefrom. In the event the Company discovers that either internal IT or non-IT systems or the systems of key third party vendors, creditors or financial service organizations will not be Year 2000 compliant, the Company will either obtain alternative IT systems that are Year 2000 compliant or systems that do not rely on computers, and, in the case of third parties, switch to other vendors which have Year 2000 compliant systems. The Company intends to develop a more specific contingency plan upon completion of the data-gathering phase of its compliance program.

     Euro Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro, and to adopt the euro as their common legal currency on that date (the "Euro Conversion"). Existing currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, parties may pay for goods and services using either the euro or the existing currency.

     Since the Company primarily does business in U.S. dollars, it is currently not anticipated that the Euro Conversion will have a material adverse impact on its business or financial condition.* The Company is aware that the information systems for its two European stores will not be able to recognize the Euro Conversion. It is currently uncertain as to what impact this will have on the operations of such stores. The Company has confirmed that the information systems utilized by its European sales agents will recognize the Euro Conversion, but the Company is still analyzing whether the information systems of its European distributors will do the same.

























--------------
* This is a forward-looking statement regarding the currencies in which the Company does business. The Company's actual results regarding the Euro Conversion could differ materially if the Company begins to accept currencies other than the U.S. dollar.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During Q1 Fiscal 1999, the Company issued 133,292 shares of Common Stock to shareholders of Switch (the "Switch Shares") in exchange for their shares of Switch common and preferred stock. See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." The Switch Shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption therefrom provided by Rule 506 of Regulation D thereunder. Each Switch shareholder furnished the Company with representations that they (i) were accredited investors, as defined under Regulation D, or (ii) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of an investment in the Company. The aggregate number of purchasers in this transaction was less than 35, excluding accredited investors, and each purchaser was furnished the information required by Rule 502(b)(2) of Regulation D. No underwriters were involved in this transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     10.1 Surrender of Leasehold, dated September 14, 1998, by and between the Registrant and Pacific Gulf Properties, Inc.

     27    Financial Data Schedule

     (b)   Reports on 8-K.

     The Company filed one Report on Form 8-K, dated July 16, 1998, during Q1 Fiscal 1999, which disclosed the Company's acquisition of Switch.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VANS, INC.
                                        (Registrant)

Date: October 13, 1998                  By:  /s/ Gary H. Schoenfeld
                                            -----------------------------------
                                            GARY H. SCHOENFELD
                                            President and Chief
                                            Executive Officer

Date: October 13, 1998                  By:  /s/ Kyle B. Wescoat
                                            -----------------------------------
                                            KYLE B. WESCOAT
                                            Vice President and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX



DOCUMENT                                                                PAGE NO.
--------                                                                --------
  10.1     Surrender of Leasehold, dated September 14, 1998,
           by and between the Registrant and Pacific Gulf
           Properties, Inc.

  27       Financial Data Schedule