Form 10-Q
period 1998-11-28
VANS INC
filed 1999-01-12
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 28, 1998 or

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,419,901 shares of Common Stock, $.001 par value, as of January 11, 1999.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 28, 1998 (UNAUDITED) AND MAY 31, 1998

                                                                            NOVEMBER 28,            MAY 31,
                                                                               1998                  1998
                                                                           -------------         -------------
                                             ASSETS
Current assets:
Cash                                                                       $   9,397,583         $  16,779,528
Accounts receivable, net of allowance for doubtful accounts of
$1,426,280 and $1,117,695 at November 28, 1998,and May 31, 1998,
respectively                                                                  29,961,740            17,253,102
Inventories                                                                   38,987,454            29,841,235
Deferred tax assets                                                            5,469,456             5,469,456
Prepaid expenses                                                               5,851,815             4,884,184
                                                                           -------------         -------------
                 Total current assets                                         89,668,048            74,227,505
Property, plant and equipment, net                                            14,763,897            12,994,043
Property held for lease                                                        4,691,438             4,789,314
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $35,061,494 and $34,513,349 at November
28, 1998,and May 31, 1998, respectively                                       23,510,686            18,500,327
Other assets                                                                   2,976,783             2,826,491
                                                                           -------------         -------------
                  Total Assets                                             $ 135,610,853         $ 113,337,680
                                                                           =============         =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                      $  15,935,869         $   5,514,664
Accounts payable                                                               5,917,875             5,726,595
Accrued payroll and related expenses                                           3,232,592             2,672,047
Restructuring costs                                                            2,331,279             6,412,758
Income taxes payable                                                           5,889,253             2,124,680
                                                                           -------------         -------------
              Total current liabilities                                       33,306,868            22,450,744
                                                                           -------------         -------------
Deferred tax liabilities                                                       1,685,258             1,862,452
Capital lease obligation                                                         264,159               135,143
Long term debt, excluding current obligations                                  4,672,238             1,874,153
                                                                           -------------         -------------
                Total Liabilities                                             39,928,523            26,322,492
                                                                           -------------         -------------
Minority interest                                                                750,001               867,530
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized  (1,500,000 shares designated as Series A
Participating Preferred  Stock), none issued and outstanding                          --                    --
Common stock, $.001 par value, 20,000,000 shares authorized,
13,623,224 and 13,849,848 shares issued and outstanding at
November 28, 1998, and May 31, 1998, respectively                                 13,416                13,290
Cumulative foreign translation adjustment                                          2,571               (60,159)
Additional paid-in capital                                                   103,287,168           101,836,186
Accumulated deficit                                                           (8,370,826)          (15,641,659)
                                                                           -------------         -------------
           Total Shareholders' Equity                                         94,932,329            86,147,658
                                                                           -------------         -------------
Total Liabilities and Shareholders' Equity                                 $ 135,610,853         $ 113,337,680
                                                                           =============         =============



          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE EARNINGS
          THIRTEEN WEEKS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
                                   (unaudited)

                                                                 THIRTEEN WEEKS ENDED
                                                           NOVEMBER 28,         NOVEMBER 29,
                                                               1998                 1997
                                                           ------------         ------------
Net sales                                                  $ 45,558,943         $ 44,202,974
Cost of sales                                                25,680,119           26,793,308
                                                           ------------         ------------

      Gross profit                                           19,878,825           17,409,666

Operating expenses:
    Selling and distribution                                 10,335,448            8,136,639
    Marketing, advertising and promotion                      3,716,568            3,425,243
    General and administrative                                1,783,396            1,780,285
    Provision for doubtful accounts                              64,156              148,551
    Amortization of intangibles                                 345,159              228,931
                                                           ------------         ------------

      Total operating expenses                               16,244,727           13,719,649
                                                           ------------         ------------

      Earnings from operations                                3,634,097            3,690,017

Interest income                                                 (45,159)            (125,650)
Interest and debt expense                                       119,672               83,329
Other income                                                   (820,342)          (1,065,584)
                                                           ------------         ------------


      Earnings before taxes and extraordinary items           4,379,925            4,797,922

Income tax expense                                            1,576,773            1,622,063
Minority share of income                                        270,514              292,192

                                                           ------------         ------------

Net earnings                                                  2,532,638            2,883,667

Other comprehensive expense, net of tax:
     Foreign currency translation adjustment                    (19,665)            (113,307)
                                                           ------------         ------------
Comprehensive net earnings                                 $  2,512,973         $  2,770,360
                                                           ============         ============
Earnings per share information:
Basic:
Weighted average shares                                      13,313,316           13,280,812

Net earnings per share                                     $       0.19         $       0.22
                                                           ============         ============

Diluted:
Weighted average shares                                      13,623,224           13,947,952

Net earnings per share                                     $       0.19         $       0.21
                                                           ============         ============


          See accompanying notes to consolidated financial statements

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE EARNINGS
         TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
                                   (unaudited)

                                                             TWENTY-SIX WEEKS ENDED
                                                         NOVEMBER 28,          NOVEMBER 29,
                                                             1998                  1997
                                                         -------------         -------------
Net sales                                                $ 111,062,462         $  98,158,169
Cost of sales                                               63,078,765            58,980,308
                                                         -------------         -------------

      Gross profit                                          47,983,698            39,177,861

Operating expenses:
    Selling and distribution                                20,966,592            17,007,952
    Marketing, advertising and promotion                    10,911,569             8,760,406
    General and administrative                               4,660,266             3,489,356
    Provision for doubtful accounts                            228,001               276,051
    Amortization of intangibles                                610,310               457,862
                                                         -------------         -------------

      Total operating expenses                              37,376,738            29,991,627
                                                         -------------         -------------

      Earnings from operations                              10,606,959             9,186,234

Interest income                                               (125,318)             (237,431)
Interest and debt expense                                      277,590               150,854
Other income                                                (1,564,113)           (1,840,855)
                                                         -------------         -------------

      Earnings before taxes                                 12,018,799            11,113,666

Income tax expense                                           4,326,768             3,844,249
Minority share of income                                       421,200               435,196

                                                         -------------         -------------

Net earnings                                                 7,270,831             6,834,221

Other comprehensive income (expense), net of tax:
     Foreign currency translation adjustment                    40,147               (38,335)
                                                         -------------         -------------
Comprehensive net earnings                               $   7,310,978         $   6,795,886
                                                         =============         =============

Earnings per share information:
Basic:
Weighted average shares                                     13,307,476            13,229,624

Net earnings per share                                   $        0.55         $        0.52
                                                         =============         =============

Diluted:
Weighted average shares                                     13,634,049            13,880,993

Net earnings per share                                   $        0.53         $        0.49
                                                         =============         =============


          See accompanying notes to consolidated financial statements

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
                                   (unaudited)

                                                                                     NOVEMBER 28,         NOVEMBER 29,
                                                                                        1998                 1997
                                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                         $  7,270,831         $  6,834,221
Adjustments to reconcile net earnings to net cash
used in operating activities:
    Depreciation and amortization                                                       2,467,205            2,016,917
    Net gain on sale of equipment                                                         (44,017)                  --
    Minority Share  of Income                                                             421,200              435,196
    Provision for losses on accounts receivable and sales returns                         228,001              276,051
    Changes in assets and liabilities, net of effects of business acquisition
          Accounts receivable                                                         (12,608,748)          (7,279,648)
          Inventories                                                                  (8,129,422)          (7,677,716)
          Deferred income taxes                                                          (177,194)             115,630
          Prepaid expenses                                                               (842,436)             (39,437)
          Other assets                                                                   (320,562)          (1,593,785)
          Accounts payable                                                             (1,178,799)             229,444
          Accrued payroll and related expenses                                           (126,072)             311,975
          Accrued interest                                                                     --               31,000
          Restructuring costs                                                          (4,494,732)                  --
          Income taxes payable                                                          3,764,573           (1,292,995)
                                                                                     ------------         ------------
              Net cash used in operating activities                                   (13,770,172)          (7,633,147)
                                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                             (3,290,415)          (2,561,672)
Investments  in other companies, net of cash received                                    (214,310)          (1,501,991)
Proceeds from sale of property, plant and equipment                                       808,033                   --
                                                                                     ------------         ------------
              Net cash used in investing activities                                    (2,696,692)          (4,063,663)
                                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds on short term borrowings                                                       9,594,610            2,316,212
Payments on capital lease obligations                                                     (97,071)             (16,753)
Proceeds from long term debt                                                            1,412,813            1,446,945
Consolidated subsidiary dividends paid to minority shareholders                          (413,548)            (309,023)
Proceeds from issuance of common stock                                                  1,219,025              884,648
Payment for repurchase of common stock                                                 (2,693,639)                  --
                                                                                     ------------         ------------
              Net cash provided by financing activities                                 9,022,190            4,322,029
              Effect of exchange rate changes on cash                                      62,730              (59,899)
                                                                                     ------------         ------------
              Net decrease in cash and cash equivalents                                (7,381,944)          (7,434,680)
Cash and cash equivalents, beginning of period                                         16,779,528           15,350,175
                                                                                     ------------         ------------
Cash and cash equivalents, end of period                                             $  9,397,584         $  7,915,495
                                                                                     ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest                                                                         $    181,038         $     49,739
    Income taxes                                                                     $    648,800         $  5,058,900

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in investment in consolidated subsidiary
    Stock issued                                                                     $    926,342         $    597,280
Consolidated subsidiary dividend payable to minority shareholder                     $         --                   --
Business Acquisition
   Common stock issued for business acquisition                                      $  1,999,380                   --
   Note payable issued for business acquisition                                      $  1,483,479                   --
   Fair value of net liabilities assumed, excluding cash received                    $  1,144,044                   --


           See accompanying notes to consolidated financial statements

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

   Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. Inventories are comprised of the following:

                            NOVEMBER 28, 1998        MAY 31, 1998
                            -----------------        ------------
 Raw materials                  $        --           $   646,957
 Work-in-process                    192,233               378,300
 Finished goods                  40,102,797            29,453,524
                                -----------           -----------
                                 40,295,030            25,843,497
 Less: Valuation allowance       (1,307,576)             (637,546)
                                -----------           -----------
                                $38,987,454           $29,841,235
                                ===========           ===========


3. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the twenty-six week periods ended November 28, 1998, and November 29, 1997, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

   The reconciliations of basic to diluted weighted average shares are as follows:

                                         THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                     NOVEMBER 28,    NOVEMBER 29,              NOVEMBER 28,     NOVEMBER 29,
                                         1998            1997                      1998             1997
                                     ------------    ------------              ------------     ------------
Net earnings                         $ 2,532,638     $ 2,883,667               $ 7,270,831      $ 6,834,221
                                     ===========     ===========               ===========      ===========
Weighted average shares
     used in basic computation        13,313,316      13,280,812                13,307,476       13,229,624

Dilutive stock options                   309,908         667,140                   326,573          651,369
                                     -----------     -----------               -----------      -----------
Weighted average shares
     used for dilutive
     computation                      13,623,224      13,947,952                13,634,049       13,880,993
                                     ===========     ===========               ===========      ===========


4. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

5. In Q4 Fiscal 1998, the Company provided $8,212,238 ($6,048,950 after tax, or $0.45 per share) for restructuring related to the closure of its Vista, California manufacturing facility and the restructuring of its European distributor system. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview." The estimated provision includes approximately $2,949,000 for terminated international agreements and related costs, $2,184,000 for estimated loss on sale of plant equipment, $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the plant and prepare the site for a new tenant. During Q2 Fiscal 1999, the reserve was reduced by cash payments of $1,578,000, and the realization of non-cash losses totaling $1,326,000. As of November 28, 1998, $2,331,279 remained in the restructuring reserve.

(footnotes to prior page)

6. On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Merger") with and into a wholly-owned subsidiary of the Company. The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their values. Switch is the manufacturer of the Autolock(TM) step-in boot binding system, one of the leading snowboard boot bindings systems in the world. The Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and (iii) contingent consideration up to $12,000,000 based on the performance of Switch during the Fiscal year ending May 31, 2001, and due to be settled on July 20, 2001. The results of Switch are consolidated in the Company's financial statements.

7. During Q2 Fiscal 1999, the Company acquired an additional 10% of the common shares of Global Accessories Limited, an international distributor based in the United Kingdom ("Global") to bring the Company's total investment in Global to 70%. The purchase price of $926,000 consisted of the issuance of 106,649 shares of the Company's common stock. The excess of the cost over the fair value of the net assets acquired is reflected as excess of cost over the fair value of net assets acquired in the November 28, 1998, condensed consolidated balance sheet.


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

   On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Merger") with and into a wholly-owned subsidiary of the Company. The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their values. Switch is the manufacturer of the Autolock(TM) step-in boot binding system, one of the leading snowboard boot bindings systems in the world. The Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and
(iii) contingent consideration up to $12,000,000 based on the performance of Switch during the Fiscal year ending May 31, 2001, and due to be settled on July 20, 2001. The results of Switch are consolidated in the Company's financial statements.


------------
* VANS is a registered trademark of Vans, Inc.

   On November 20, 1996, the Company acquired 51% of the outstanding common shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction. During Q2 Fiscal 1998 and Q2 Fiscal 1999, the Company acquired another 9% and 10%, respectively, of the Global common shares in exchange for Common Stock of the Company. The remaining 30% of the Global common shares are expected to be acquired by the Company over the next three years. The results of Global are consolidated in the Company's financial statements.

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


RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED NOVEMBER 28, 1998 ("Q2 FISCAL 1999") VERSUS THE THIRTEEN-WEEK PERIOD ENDED NOVEMBER 29, 1997 ("Q2 FISCAL 1998")


NET SALES

   Net sales for Q2 Fiscal 1999 increased 3.1% to $45,559,000, compared to $44,203,000 for the same period in Fiscal 1998. The sales increase was primarily driven by increases in sales to the Company's domestic wholesale accounts and through the Company's own retail stores, as discussed below.

   Total U.S. sales, including sales through the Company's U.S. retail stores, increased 15.2% to $33,960,000 for Q2 Fiscal 1999, versus $29,470,000 for the same period a year ago. Total international sales decreased 21.3% to $11,599,000 for Q2 Fiscal 1999, versus $14,733,000 for Q2 Fiscal 1998.

   The increase in total U.S. sales resulted from (i) a 10.2% increase in domestic wholesale sales as the Company increased penetration of existing accounts, (ii) a 24.9% increase in sales through the Company's U.S. retail stores, and (iii) an increase in sales of snow-related products, including the addition of sales of Switch(TM) step-in binding systems. The increase in U.S. retail store sales was driven by sales from four new stores versus a year ago, and a 9.4% increase in comparable store sales (sales at stores open one year or more). Domestic wholesale sales for the balance of Fiscal 1999 likely will be adversely impacted by the continuing slowdown in sales of athletic footwear by large retailers, which are likely to lead to the cancellation of orders and the inability to obtain orders by or from such retailers.

   The decrease in international sales through the Company's wholly-owned Hong Kong subsidiary, Vans Far East Limited ("VFEL"), was primarily due to a 79.3% decrease in sales to Japan, versus a year ago. The Company anticipates that international sales for the balance of Fiscal 1999 will continue to be adversely affected by the economic situation in Japan and the rest of the Far East, and may also be impacted by the growing economic instability in Mexico and South America.


GROSS PROFIT

   Gross profit increased 14.2% to $19,879,000 in Q2 Fiscal 1999 from $17,410,000 in the same period of Fiscal 1998. As a percentage of net sales, gross profit increased to 43.6% for Q2 Fiscal 1999 from 39.4% for the same period of Fiscal 1998. The increase in gross profit as a percentage of net sales was primarily due to: (i) a shift in sales mix to higher-margin retail and domestic wholesale business; and (ii) the benefits of better sourcing prices from factories in Asia.


EARNINGS FROM OPERATIONS

   Earnings from operations decreased slightly to $3,634,000 in Q2 Fiscal 1999 from $3,690,000 in the same period of Fiscal 1998. Operating expenses in Q2 Fiscal 1999 increased 18.4% to $16,245,000 from $13,720,000 in Q2 Fiscal 1998, primarily due to a $2,199,000 increase in selling and distribution expense, as discussed below. As a percentage of net sales, operating expenses increased to 35.7% from 31.0%, on a period-to-period basis.

   Selling and distribution. Selling and distribution expenses increased 27.0% to $10,335,000 in Q2 Fiscal 1999 from $8,137,000 in Q2 Fiscal 1998, primarily due to: (i) an increase in the number of Company-owned retail stores, the opening of a 46,000 square foot skate park in Orange, California (the "Skate Park") and activities to support the Company's sales growth; (ii) the inclusion of Vans Uruguay, Vans Brazil, VFL and Switch in the Company's results of operations, which entities were not included in the Company's results of operations for Q2 Fiscal 1998; and (iii) the start-up costs related to the Company's conversion of its European operations from a distributor system to a direct sales and distribution system utilizing sales agents (the "European Conversion").

   Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 8.5% to $3,717,000 in Q2 Fiscal 1999 from $3,425,000 in Q2 Fiscal 1998, primarily due to: (i) increased co-op advertising to support U.S. wholesale sales; (ii) increased direct advertising and promotional expense in Europe resulting from the European Conversion; and (iii) increased royalty expense related to footwear, snowboard boots and clothing which bear the licensed names and logos of certain of the Company's athletes.

   General and administrative. General and administrative expenses were flat at $1,783,000 in Q2 Fiscal 1999, versus $1,780,000 in Q2 Fiscal 1998, and decreased slightly as a percentage of net sales, on a period-to-period basis, from 4.0% to 3.9%.

   Provision for doubtful accounts. The amount that was provided for bad debt expense in Q2 Fiscal 1999 was $64,000 versus $149,000 in Q2 Fiscal 1998, due to improvements in the management of past due accounts.


INTEREST INCOME

   Interest income is primarily derived from the investment of a portion of the net proceeds from the Company's May 1996 public offering of common stock (the "Offering") and the investment of surplus operating cash.


INTEREST AND DEBT EXPENSE

  Interest expense increased to $120,000 in Q2 Fiscal 1999 from $83,000 in Q2 Fiscal 1998 due to increased borrowings to support increased sales and to finance purchases of stock pursuant to the Company's stock repurchase program. See "--Liquidity and Capital Resources--Borrowings."


OTHER INCOME

   Other income decreased to $820,000 in Q2 Fiscal 1999 from $1,066,000 in the same period of Fiscal 1998 primarily due to a decrease in royalty income received from the Company's distributor for Japan.


INCOME TAX EXPENSE

   Income tax expense decreased slightly to $1,577,000 in Q2 Fiscal 1999 from $1,622,000 in Q2 Fiscal 1998 as a result of the lower earnings discussed under the caption "--Earnings from operations" above. The effective tax rate increased from 33.8% in Q2 Fiscal 1998 to 36.0% in Q2 Fiscal 1999 due to the reclassification of minority interest to a net-of-tax basis in the current year as opposed to a before-tax basis that was used in the prior fiscal year.


MINORITY SHARE OF INCOME

   Minority interest decreased to $271,000 in Q2 Fiscal 1999 versus $292,000 in Q2 Fiscal 1998 primarily due to the decreased profitability of the Company's Latin America subsidiaries and the change in treatment of taxes related to the minority interest discussed in the preceding paragraph. This decrease was partially offset by the increase in minority interest related to Global as a result of Global's increased profitability, offset by the decrease in the minority ownership of Global. See "--Overview."

TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 28, 1998 ("FISCAL 1999 SIX MONTHS") VERSUS THE TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 29, 1997 ("FISCAL 1998 SIX MONTHS")


NET SALES

   Net Sales for the Fiscal 1999 Six Months increased 13.1% to $111,062,000, compared to $98,158,000 for the same period in Fiscal 1998. The sales increase was primarily driven by increased sales through the Company's retail and domestic wholesale sales channels, as discussed below.

   Total U.S. sales, including sales through the Company's U.S. retail stores, increased 28.0% to $84,445,000 for the Fiscal 1999 Six Months from $65,969,000 for the same period a year ago. Total international sales decreased 17.3% to $26,617,000 for the Fiscal 1999 Six Months, as compared to $32,189,000 for the same period a year ago.

   The increase in total U.S. sales resulted from (i) a 28.5% increase in domestic wholesale sales as the Company increased penetration of existing accounts, (ii) a 27.1% increase in sales through the Company's U.S. retail stores, and (iii) an increase in sales of snow-related products including the addition of sales of Switch(TM) step-in binding systems. The increase in U.S. retail store sales was driven by sales from a net eight new stores versus a year ago, and a 9.7% increase in comparable store sales. The decrease in international sales through VFEL was primarily due to a 71.6% decrease in sales to Japan.


GROSS PROFIT

   Gross profit increased 22.5% to $47,984,000 in the Fiscal 1999 Six Months from $39,178,000 in the same period of Fiscal 1998. As a percentage of net sales, gross profit increased to 43.2% for the Fiscal 1999 Six Months from 39.9% for the same period of Fiscal 1998. The increase in gross profit was primarily due to: (i) increased sales through the Company's retail stores; (ii) a shift in sales mix to higher-margin retail and domestic wholesale business; and (iii) the benefits of better sourcing prices from factories in Asia.


EARNINGS FROM OPERATIONS

   Earnings from operations increased 15.5% to $10,607,000 in the Fiscal 1998 Six Months from $9,186,000 in the same period of Fiscal 1998. Operating expenses in the Fiscal 1999 Six Months increased to $37,377,000 from $29,992,000 in the same period a year ago, primarily due to a $3,959,000 increase in selling and distribution expense and a $2,151,000 increase in marketing, advertising and promotion expenses, each as discussed below. As a percentage of sales, operating expenses increased from 30.6% to 33.7%, on a period-to-period basis.

   Selling and distribution. Selling and distribution expenses increased 23.3% to $20,967,000 in the Fiscal 1999 Six Months from $17,008,000 in the same period a year ago, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of eight new stores; (ii) the inclusion of operating costs related to certain of the Company's subsidiaries, including Switch, which were not included for the entire period in the Fiscal 1998 Six Months consolidated financial statements; and (iii) costs required to support the Company's U.S. sales growth.

   Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 24.6% to $10,912,000 in the Fiscal 1999 Six Months from $8,760,000 in the same period a year ago, primarily due to: (i) higher print and television advertising expenditures related to the back-to-school selling season; (ii) increased co-op advertising to support U.S. wholesale sales; (iii) increased costs associated with the Vans Warped Tour '98; (iv) increased royalty expense related to footwear, snowboard boots and clothing which bear the licensed names and logos of certain of the Company's athletes; and (v) increased direct advertising and promotional expense in Europe resulting from the European Conversion.

   General and administrative. General and administrative expenses increased 33.6% to $4,660,000 in the Fiscal 1999 Six Months from $3,489,000 in the same period a year ago, primarily due to: (i) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (ii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights; and (iii) increased depreciation expense associated with new equipment and tenant improvements at the Company's Santa Fe Springs, California facility (the "Santa Fe Springs Facility").

   Provision for doubtful accounts. The amount that was provided for bad debt expense in the Fiscal 1999 Six Months decreased to $228,000 from $276,000 in the same period a year ago due to improvements in the management of past due accounts.


INTEREST INCOME

   Interest income was derived primarily from the investment of a portion of the net proceeds of the Offering and the investment of surplus cash.


INTEREST AND DEBT EXPENSE

   Interest expense increased to $278,000 for the Fiscal 1999 Six Months from $151,000 in the same period a year ago for the same reasons discussed under the caption "--Interest and debt expense" for Q2 Fiscal 1999.


OTHER INCOME

   Other income decreased 15.0% to $1,564,000 for the Fiscal 1999 Six Months from $1,841,000 for the same period a year ago, primarily due to a decrease in royalty income from the Company's distributor for Japan.


INCOME TAX EXPENSE

   Income tax expense increased to $4,327,000 in the Fiscal 1999 Six Months from $3,844,000 in the same period in Fiscal 1998 as a result of the higher earnings discussed above. The effective tax rate increased from 34.6% in the Fiscal 1998 Six Months to 36.0% in the Fiscal 1999 Six Months for the same reasons discussed under the caption "--Income tax expense" for Q2 Fiscal 1999.


MINORITY SHARE OF INCOME

   Minority interest decreased to $421,000 for the Fiscal 1999 Six Months from $435,000 for the same period a year ago for the same reasons discussed under the caption "--Minority interest" for Q2 Fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows

   The Company finances its operations with a combination of cash flows from operations and borrowings under a bank revolving line of credit. See "--Borrowings" below.

   The Company experienced an outflow of cash from operating activities of $13,770,000 during the Fiscal 1999 Six Months, compared to an outflow of $7,633,000 for the Fiscal 1998 Six Months. Cash used by operations for the Fiscal 1999 Six Months resulted primarily from (i) an increase in net accounts receivable to $29,962,000 at November 28, 1998, from $17,253,000 at May 31,
1998, as described below; (ii) an increase in net inventory to $38,987,000 at November 28, 1998, from $29,841,000 at May 31, 1998, as described below; and
(iii) the decrease in the restructuring cost accrual. Cash outflows from operations in the Fiscal 1999 Six Months were partially offset by the Company's earnings and an increase in taxes payable. Cash used in operating activities in the Fiscal 1998 Six Months was primarily the result of increases in inventories and accounts receivable, partially offset by earnings.

   The Company had a net cash outflow from investing activities of $2,697,000 in the Fiscal 1999 Six Months, compared to a net cash outflow of $4,064,000 in the Fiscal 1998 Six Months. The Fiscal 1999 Six Months outflows were primarily due to capital expenditures related to new retail store openings, and were partially offset by $808,000 of proceeds from the sale of assets associated with the closing of the Vista Facility. Cash used in investing activities for the same period a year ago was primarily related to new retail store openings, tenant improvements at the Santa Fe Springs Facility and investments in other companies.

   The Company incurred a net cash inflow from financing activities of $9,022,000 for the Fiscal 1999 Six Months, compared to a net cash inflow of $4,322,000 for the Fiscal 1998 Six Months, primarily due to short-term borrowings under the bank revolving line of credit, proceeds from long-term debt incurred by the Company's Latin America subsidiaries and proceeds from the issuance of common stock. See "--Borrowings" below. The cash inflow from financing activity was partially offset by the repurchase of $2,694,000 of Common Stock pursuant to the Company's stock repurchase program. Cash provided by financing activities in the

Fiscal 1998 Six Months was also related to proceeds from short-term borrowings under the bank revolving line of credit, and proceeds from long-term debt incurred by Vans Latinoamericana.

   Accounts receivable, net of allowance for doubtful accounts, increased from $17,253,000 at May 31, 1998, to $38,987,000 at November 28, 1998, primarily due to the increase in net sales the Company experienced in Q2 Fiscal 1999 and the timing of such sales. Inventories increased to $38,987,000 at November 28, 1998, from $29,841,000 at May 31, 1998, primarily due to: (i) an increased number of finished goods held for sale at the Company's retail stores to support increased sales; (ii) increased apparel inventory to support the Company's apparel division; and (iii) the consolidation of Vans Brazil and Vans Uruguay in the Company's financial statements.

   Borrowings

   The Company has a revolving line of credit (the "Revolving Line of Credit") with Bank of the West (the "Bank"). The Revolving Line of Credit permits the Company to borrow up to $25,000,000. Effective as of May 31, 1998, in order to assist the Company with seasonal needs for cash, the Revolving Line of Credit was increased to $38,500,000. Such increase expired on December 31, 1998. The Revolving Line of Credit is unsecured; however, if certain events of default occur by the Company under the loan agreement establishing the Revolving Line of Credit (the "Loan Agreement"), the Bank may obtain a security interest in the Company's accounts receivable and inventory. The Company pays interest on the debt incurred under the Revolving Line of Credit at the prime rate established by the Bank from time to time (7.75% as of November 28, 1998), plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio. Under the Loan Agreement, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. As of November 28, 1998, the Company was in compliance or had obtained waivers of non-compliance with respect to all of its financial covenants. All amounts under the Revolving Line of Credit are due and owing on November 1, 1999. At November 28, 1998, the Company had drawn down $12,950,000 under the Revolving Line of Credit, and had $4,159,000 in open letters of credit.

   The Company also maintains a $5,000,000 facility with the Bank to fund the Company's stock repurchase program which was adopted on February 3, 1998 (the "Stock Repurchase Line"). At November 28, 1998, the Company had not drawn down any amounts under the Stock Repurchase Line, but had repurchased 388,500 shares of stock pursuant to the stock repurchase program utilizing funds drawn down under the Revolving Line of Credit.

   Vans Latinoamericana and Vans Argentina maintain a two-year 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such companies ("Tavistock"). The loan by Tavistock was made pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana and Vans Argentina. The loan is secured by the assets of Vans Latinoamericana and Vans Argentina. At November 28, 1998, $3,079,000 was the aggregate outstanding balance under this facility.

   Current Cash Position

   The Company's cash position was $9,398,000 as of November 28, 1998, compared to $16,780,000 at May 31, 1998. The Company believes that cash from operations, together with borrowings under the Revolving Line of Credit, should be sufficient to meet its working capital needs for the next 12 months.*


----------
*Note: This is a forward-looking statement. The Company's actual cash position could differ materially. Important factors that could cause or contribute to such differences include: (i) the Company's rate of growth; (ii) the Company's product mix between footwear and snowboard boots; (iii) the Company's ability to effectively manage its inventory levels; (iv) timing differences in payment for the Company's foreign-sourced product; (v) the increased utilization of letters of credit for purchases of foreign-sourced product; (vi) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China; and (vii) the undertaking of capital-intensive projects, such as the opening of additional skate parks and a larger number of retail stores.

   Capital Resources

   As of November 28, 1998, the Company's material commitments for capital expenditures were primarily related to the opening of new retail stores. In the remainder of Fiscal 1999, the Company plans to open approximately three new factory outlet retail stores and up to three Vans Triple Crown full-price stores. The Company estimates the aggregate cost of all of these new stores to be approximately $1,000,000.

   The Company continues to explore other projects which may involve significant capital expenditures, including the possible opening of up to five skate parks in the next 24 months, but cannot currently estimate the aggregate cost of these projects.

   The Company intends to utilize cash generated from operations and funds drawn down under the Revolving Line of Credit to fulfill its capital expenditure requirements for the balance of Fiscal 1999.

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

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt SOP 98-1 effective June 1, 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

   Seasonality

   Historically, the Company's business has been moderately seasonal, with the largest percentage of sales realized in the first Fiscal quarter (June through August), the so-called "back to school" selling months. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and Switch's Autolock(TM) step-in boot binding system, have historically been strongest in the first and second Fiscal quarters. As the Company increases its international sales and experiences changes in product mix, it believes that future quarterly results may vary from historical trends. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of the timing of holidays, weather, timing of shipments, product mix, cost of materials and the mix between wholesale and retail channels. Because of such fluctuations, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full Fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.

   Year 2000 Compliance

   General. The Company is dependent upon complex information technology ("IT") systems for many phases of its operations, including production, sales, distribution and delivery. Many existing IT programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (i.e., read the year 2000 as "1900") (the "Year 2000 Issue"). The Company has commenced a program intended to timely identify, mitigate and/or prevent the adverse effects of the Year 2000 Issue through an analysis of its own IT systems and non-IT systems, and pursue Year 2000 compliance by its vendors, creditors and financial service organizations.

   State of Readiness. The Company has completed the analysis of its internal IT systems and has received certifications of Year 2000 compliance from its IT systems vendors. The Company is in the process of testing such systems to ensure compliance. The Company is still analyzing its non-IT systems for Year 2000 compliance and expects to complete substantially all of such analyses by June 1999.* With respect to third party vendors, creditors and financial services organizations, the Company has identified over 160 such third parties who the Company believes are material to its business. The Company has inquired as to the Year 2000 readiness of each of such parties and has sought certifications of Year 2000 compliance from them. To date, the Company has received responses from approximately 80% of such third parties which indicate either Year 2000 compliance or that they have instituted programs to assure such compliance. The Company is pursuing answers from all third parties who have, to date, failed to respond to the Company's inquiries. The Company expects to receive substantially all of such answers by June 1999, and is updating its list of such third parties to reflect any required additions thereto.*

   Costs; Contingency Plans. Since the Company has not completed the data gathering phase of its Year 2000 compliance program, it cannot yet quantify the aggregate costs, if any, that may be required to fix the Year 2000 Issue or any losses to the Company which might result therefrom. However, to date, the Company has not incurred any material expenses on fixing the Year 2000 Issue or experienced any losses therefrom. In the event the Company discovers that either internal IT or non-IT systems or the systems of key third party vendors, creditors or financial service organizations will not be Year 2000 compliant, the Company will either obtain alternative IT systems that are Year 2000 compliant or systems that do not rely on computers, and, in the case of third parties, switch to other vendors which have Year 2000 compliant systems. The Company intends to develop a more specific contingency plan upon completion of the data-gathering phase of its compliance program.

   Risks. The Company presently does not anticipate that a material business disruption will occur as a result of the Year 2000 Issue. However, to the extent the Company is unable to resolve the Year 2000 Issue, the Company's business, financial position and results of operations could be materially adversely affected.

   The Company believes that the greatest potential risk is the failure of its external business partners or federal, state or local governments to achieve Year 2000 compliance in a timely manner. Among other things, the company's footwear manufacturers could be unable to manufacture or deliver materials and products in a timely manner, and customers may lose the capability to order products via electronic data interchange (EDI).

   The Company's Year 2000 compliance efforts are subject to additional risks, including, among others: unexpected problems identified in testing results; delays in system conversion or implementation; the Company's failure to identify fully all Year 2000 dependencies in its machinery, equipment, systems and in the systems of its external business partners; and the failure of parts of the global infrastructure, including national banking systems, power, transportation facilities, communications and governmental activities, to be fully functional after 1999.

   As the Company's testing and implementation of its business systems and assessment of its technical systems and departmental applications are underway, and as responses from many of its external business partners are pending, the Company cannot fully and accurately quantify the impact of its most reasonably likely worst case Year 2000 scenario at the present time.

   Euro Conversion

   On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the euro, and adopted the euro as their common legal currency on that date (the "Euro Conversion"). Existing currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, parties may pay for goods and services using either the euro or the existing currency, but retailers are not required to accept the euro as payment.


----------
* These are forward-looking statements regarding the completion date of the data gathering phase of the Company's Year 2000 compliance program. The actual date of completion may be different depending on a number of important factors, including but not limited to (i) the complexity of the analyses needed to determine Year 2000 compliance for non-IT systems embedded in items such as machinery and equipment, and (ii) the level of cooperation the Company receives from third parties with respect to its compliance inquiries.

   Since the Company primarily does business in U.S. dollars, it is currently not anticipated that the Euro Conversion will have a material adverse impact on its business or financial condition.* The Company is aware that the information systems for its three European stores are not currently able to recognize the Euro Conversion, however, since two of the Company's European stores are located in the United Kingdom, which is not currently participating in the Euro Conversion, and the Barcelona, Spain store may continue to accept the Spanish peseta until 2002, the Company does not expect its European store operations to be adversely impacted by the Euro Conversion in the near future. The Company has confirmed that the information systems utilized by its European sales agents will recognize the Euro Conversion, but the Company is still analyzing whether the information systems of its European distributors will do the same.






----------
* This is a forward-looking statement regarding the currencies in which the Company does business. The Company's actual results regarding the Euro Conversion could differ materially if the Company begins to accept currencies other than the U.S. dollar.

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On September 16, 1998, the Company issued an aggregate of 155,000 shares of Common Stock to two entities and two individuals in connection with the termination of two international distributor agreements. Such shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption therefrom provided by Regulation S thereunder. Each recipient of such shares represented to the Company that they were not "U.S. Persons," as defined under Regulation S. Additionally, "offering restrictions" were imposed on the shares issued, as defined under Regulation S, the offering was made outside the United States, and no "directed selling efforts" were made by the Company, as defined under Regulation S. The shares were subsequently registered by the Company for resale in the United States on a Form S-3 Registration Statement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   On October 20, 1998, the Company held its 1998 Annual Meeting of Stockholders. The following matters were voted on at the meeting: (i) the election of directors; and (ii) the ratification and approval of KPMG Peat Marwick LLP as the Company's independent auditors for Fiscal 1999.

  The results of the voting on these matters (including the names of all persons elected as directors) are set forth below:

         PROPOSAL                       VOTES FOR  VOTES AGAINST/WITHHELD   ABSTENTIONS   BROKER-NON VOTES
         --------                       ---------  ----------------------   -----------   ----------------
Proposal  No. 1 -- Election of Directors
             Nominees
o Walter E. Schoenfeld                 11,334,463         68,577                0                0
o Gary H. Schoenfeld                   11,334,463         68,577                0                0
o George E. McCown                     11,334,963         68,077                0                0
o Wilbur J. Fix                        11,325,513         77,527                0                0
o Philip H. Schaff, Jr.                11,325,413         77,627                0                0
o Gerald Grinstein                     11,334,613         68,427                0                0
o James R. Sulat                       11,334,963         68,077                0                0
o Kathleen M. Gardarian                11,326,663         76,377                0                0
o Lisa M. Douglas                      11,326,063         76,977                0                0
o Charles G. Armstrong                 11,334,771         68,269                0                0
o Leonard R. Wilkens                   11,333,813         69,227                0                0


Proposal No. 2--Ratification of KPMG
Peat Marwick LLP as Independent
Auditors for Fiscal 1999               11,370,092         19,880             13,068              0


ITEM 5.  OTHER INFORMATION

   Third Phase of Global Acquisition. Effective as of September 30, 1998, the Company completed the third phase of the acquisition of Global. The Company acquired 10% of the common shares of Global held by the shareholders of Global in exchange for the issuance of an aggregate of 106,649 shares of the Common Stock of the Company. See Note 6 of "Notes to Condensed Consolidated Financial Statements."

  Executive Officer Changes. Effective as of December 7, 1998, Gary L. Dunlap resigned from the Company as Vice President - Management Information Services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  10.1 Employment Agreement, dated October 21, 1998, by and between the Registrant and Stephen M. Murray

  27   Financial Data Schedule

  (b)  Reports on 8-K.

  The Company did not file any Reports on Form 8-K during Q2 Fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VANS, INC.
                                        (Registrant)

Date: January 12, 1999                  By: /s/ Gary H. Schoenfeld
                                            ------------------------------------
                                            GARY H. SCHOENFELD
                                            President and Chief
                                            Executive Officer

Date: January 12, 1999                  By:  /s/ Kyle B. Wescoat
                                             -----------------------------------
                                             KYLE B. WESCOAT
                                             Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

                                  EXHIBIT INDEX


        DOCUMENT                                                           PAGE NO.
        --------                                                           --------
10.1    Employment Agreement, dated October 21, 1998, by and between the
        Registrant and Stephen M. Murray

27      Financial Data Schedule