Form 10-Q
period 1999-02-28
VANS INC
filed 1999-04-13
CIK 877273

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended February 27, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ___________ to
    ___________

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,234,901 shares of Common Stock, $.001 par value, as of April 13, 1999.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 27, 1999 AND MAY 31, 1998
                                   (unaudited)

                                                                                   FEBRUARY 27,            MAY 31,
                                                                                       1999                 1998
                                                                                   -------------       -------------
                       ASSETS
Current assets:
Cash ........................................................................      $  5,193,280        $ 16,779,528
Accounts receivable, net of allowance for doubtful accounts of $1,549,904
and $1,117,695 at  February 27, 1999 and May 31, 1998, respectively .........        31,373,741          17,253,102
Inventories .................................................................        37,424,537          29,841,235
Deferred tax assets .........................................................         5,469,456           5,469,456
Prepaid expenses ............................................................         6,162,569           4,884,184
                                                                                   ------------        ------------
           Total current assets .............................................        85,623,583          74,227,505
Property, plant and equipment, net ..........................................        15,056,316          12,994,043
Property held for lease .....................................................         4,640,260           4,789,314
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $35,378,490 and $34,513,349 at February 27,1999 and
May 31,1998, respectively ...................................................        23,253,125          18,500,327
Other assets ................................................................         2,904,704           2,826,491
                                                                                   ------------        ------------
            Total Assets ....................................................      $131,477,988        $113,337,680
                                                                                   ============        ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current obligation on long-term debt ..............      $ 12,545,502        $  5,514,664
Accounts payable ............................................................         4,383,530           5,726,595
Accrued payroll and related expenses ........................................         2,233,066           2,672,047
Accrued interest ............................................................           428,892                 --
Restructuring costs .........................................................         1,464,860           6,412,758
Income taxes payable ........................................................         4,781,738           2,124,680
                                                                                   ------------        ------------
           Total current liabilities ........................................        25,837,588          22,450,744
                                                                                   ------------        ------------
Deferred tax liabilities ....................................................         1,819,613           1,862,452
Capital lease obligation ....................................................           197,855             135,143
Long term debt, excluding current obligations ...............................         8,576,916           1,874,153
                                                                                   ------------        ------------
          Total Liabilities .................................................        36,431,972          26,322,492
                                                                                   ------------        ------------

Minority interest ...........................................................           706,208             867,530

Shareholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 13,234,901 and
13,290,042 shares issued and outstanding at February 27, 1999 and
May 31, 1998, respectively ..................................................            13,231              13,290
Cumulative foreign translation adjustment ...................................           (42,505)            (60,159)
Additional paid-in capital ..................................................       102,121,199         101,836,186
Accumulated deficit .........................................................        (7,752,117)        (15,641,659)
                                                                                   ------------        ------------
    Total Shareholders' Equity .............................................         94,339,808          86,147,658
                                                                                   ------------        ------------
Total Liabilities & Shareholders' Equity ....................................      $131,477,988        $113,337,680
                                                                                   ============        ============

  See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
           THIRTEEN WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28,1998
                                   (unaudited)

                                                            THIRTEEN WEEKS ENDED
                                                       FEBRUARY 27,       FEBRUARY 28,
                                                           1999               1998
                                                       ------------       ------------
Net sales .......................................       $45,516,985        $43,511,454
Cost of sales ...................................        26,988,188         25,018,900
                                                        -----------        -----------

      Gross profit ..............................        18,528,797         18,492,554

Operating expenses:
    Selling and distribution ....................        11,801,047          8,439,507
    Marketing, advertising and promotion ........         5,187,277          3,888,370
    General and administrative ..................         1,619,354          1,825,026
    Restructure cost recoveries .................          (393,477)                --
    Provision for doubtful accounts .............           167,500            421,875
    Amortization of intangibles .................           337,788            235,288
                                                        -----------        -----------

      Total operating expenses ..................        18,719,489         14,810,066
                                                        -----------        -----------

      Earnings (loss) from operations ...........          (190,692)         3,682,488

Interest income .................................           (41,318)           (73,342)
Interest and debt expense .......................           517,199             27,041
Other (income) expense ..........................        (1,591,446)            28,633
                                                        -----------        -----------

      Earnings before taxes .....................           924,873          3,700,156

Income tax expense ..............................           332,954          1,307,494
Minority share of income (loss) .................           (43,793)            68,230
                                                        -----------        -----------

Net earnings ....................................           635,712          2,324,432

Other comprehensive expense, net of tax:
   Foreign currency translation adjustments .....           (29,299)           (70,781)
                                                        -----------        -----------

Comprehensive net earnings ......................       $   606,413        $ 2,253,651
                                                        ===========        ===========

Earnings per share information:
Basic:
Weighted average shares .........................        13,307,388         13,360,489

Net earnings per share ..........................       $      0.05        $      0.17
                                                        ===========        ===========
Diluted:
Weighted average shares .........................        13,653,322         13,873,924

Net earnings per share ..........................       $      0.05        $      0.17
                                                        ===========        ===========

 See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
         THIRTY-NINE WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28,1998
                                   (unaudited)

                                                           THIRTY-NINE WEEKS ENDED
                                                       FEBRUARY 27,        FEBRUARY 28,
                                                           1999                1998
                                                       -------------       -------------
Net sales .......................................       $156,579,447        $141,669,623
Cost of sales ...................................         90,066,953          83,999,208
                                                        ------------        ------------

      Gross profit ..............................         66,512,494          57,670,415
Operating expenses:
    Selling and distribution ....................         32,767,639          25,447,459
    Marketing, advertising and promotion ........         16,098,846          12,648,776
    General and administrative ..................          6,279,620           5,314,382
    Restructure cost recoveries .................           (393,477)                 --
    Provision for doubtful accounts .............            395,501             697,926
    Amortization of intangibles .................            948,098             693,150
                                                        ------------        ------------
      Total operating expenses ..................         56,096,227          44,801,693
                                                        ------------        ------------
      Earnings from operations ..................         10,416,267          12,868,722

Interest income .................................           (166,636)           (310,773)
Interest and debt expense .......................            794,789             177,895
Other income ....................................         (3,155,559)         (1,812,221)
                                                        ------------        ------------

      Earnings before taxes .....................         12,943,673          14,813,821

Income tax expense ..............................          4,659,722           5,151,743
Minority share of income ........................            377,407             503,426
                                                        ------------        ------------
Net Earnings ....................................          7,906,544           9,158,652

Other comprehensive income (expense), net of tax:
     Foreign currency translation adjustments ...             11,299            (109,116)
                                                        ------------        ------------
                                                        $  7,917,843        $  9,049,536
                                                        ============        ============
Earnings per share information:
Basic:
Weighted average shares .........................         13,307,446          13,273,246

Net earnings per share ..........................       $       0.59        $       0.69
                                                        ============        ============
Diluted:
Weighted average shares .........................         13,640,473          13,878,636

Net earnings per share ..........................       $       0.58        $       0.66
                                                        ============        ============

 See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          THIRTY NINE WEEKS ENDED FEBRUARY 27,1999 AND FEBRUARY 28,1998
                                   (unaudited)

                                                                                   February 27,       February 28,
                                                                                       1999               1998
                                                                                   ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings ...............................................................      $  7,906,544       $  9,158,653
 Adjustments to reconcile net earnings to net cash
 used in operating activities:
     Depreciation and amortization ..........................................         3,705,295          3,318,950
     Restructure cost recoveries ............................................          (393,477)                --
     Net gain on sale of equipment ..........................................           (49,358)                --
     Minority share of income ...............................................           377,407            503,426
     Provision for losses on accounts receivable and sales returns ..........           395,501            746,851
     Changes in assets and liabilities, net of effects of business acquisition
           Accounts receivable ..............................................       (14,188,249)        (4,005,574)
           Inventories ......................................................        (6,566,505)        (6,353,435)
           Deferred income taxes ............................................           (42,839)           138,127
           Prepaid expenses .................................................        (1,153,190)          (354,218)
           Other assets .....................................................          (301,050)        (1,740,083)
           Accounts payable .................................................        (2,756,038)          (541,621)
           Accrued payroll and related expenses .............................          (713,708)             6,226
           Restructuring costs ..............................................        (4,967,674)                --
           Income taxes payable .............................................         2,657,058         (1,156,262)
                                                                                   ------------       ------------
               Net cash used in operating activities ........................       (16,090,283)          (278,960)
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment .................................        (4,386,106)        (3,990,577)
 Investments  in other companies, net of cash received ......................          (219,900)        (2,027,535)
 Proceeds from sale of property, plant and equipment ........................           840,093                 --
                                                                                   ------------       ------------
               Net cash used in investing activities ........................        (3,765,913)        (6,018,112)
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) on short term borrowings ...............................         6,252,492            (55,081)
 Payments on capital lease obligations ......................................          (163,374)           (40,741)
 Proceeds from long term debt ...............................................         5,317,492          1,731,875
 Consolidated subsidiary dividends paid to minority shareholders ............          (413,548)          (526,106)
 Proceeds from issuance of common stock .....................................         1,219,025          1,031,059
 Payment for repurchase of common stock .....................................        (3,959,793)          (306,215)
                                                                                   ------------       ------------
               Net cash provided by financing activities ....................         8,252,294          1,834,791
               Effect of exchange rate changes on cash ......................            17,654           (170,494)
                                                                                   ------------       ------------
               Net decrease in cash and cash equivalents ....................       (11,586,248)        (4,632,775)
 Cash, beginning of period ..................................................        16,779,528         15,350,175
                                                                                   ------------       ------------
 Cash, end of period ........................................................      $  5,193,280       $ 10,717,400
                                                                                   ============       ============
 SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
     Interest ...............................................................      $    426,058       $    177,895
     Income taxes ...........................................................      $  1,372,398       $  6,128,837

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Increase in investment in consolidated subsidiary
     Fair value of net assets acquired ......................................      $    121,181       $         --
     Stock issued ...........................................................      $    926,342       $    597,280
 Business Acquisition
    Common stock issued for business acquisition ............................      $  1,999,380
    Note payable issued for business acquisition ............................      $  1,483,479
    Fair value of net liabilities assumed, excluding cash received ..........      $  1,144,044

 See accompanying notes to condensed consolidated financial statements

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

   Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. Inventories are comprised of the following:

                                   FEBRUARY 27, 1999    MAY 31, 1998
                                   -----------------    ------------
Raw materials ................       $         --       $    646,957
Work-in-process ..............            176,216            378,300
Finished goods ...............         38,117,848         29,453,524
                                     ------------       ------------
                                       38,294,064         30,478,781
Less: Valuation allowance ....           (869,527)          (637,546)
                                     ------------       ------------
                                     $ 37,424,537       $ 29,841,235
                                     ============       ============

3. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the thirty-nine week periods ended February 27, 1999, and February 28, 1998, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

   The reconciliations of basic to diluted weighted average shares are as follows:

                                               THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                          -------------------------------       -------------------------------
                                          FEBRUARY 27,       FEBRUARY 28,       FEBRUARY 27,       FEBRUARY 28,
                                             1999               1998                1999              1998
                                          ------------       ------------       ------------       ------------
Net earnings ........................      $   635,712        $ 2,324,432        $ 7,906,544        $ 9,158,652
                                           ===========        ===========        ===========        ===========
Weighted average shares
     used in basic computation ......       13,307,388         13,360,489         13,307,446         13,273,246

Dilutive stock options ..............          345,934            513,435            333,027            605,390
                                           -----------        -----------        -----------        -----------
Weighted average shares
     used for dilutive
     computation ....................       13,653,322         13,873,924         13,640,473         13,878,636
                                           ===========        ===========        ===========        ===========

4. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

5. During the fourth quarter of Fiscal 1998 ("Q4 Fiscal 1998"), the Company restructured its U.S. operations and announced the closure of its last U.S. manufacturing facility, located in Vista, California (the "Vista Facility"). The closure of the Vista Facility was primarily due to a significant reduction in orders for footwear produced at such Facility. Additionally, during Q4 Fiscal 1998, the Company commenced the restructuring of its European operations by terminating certain distributor relationships and replacing them with sales agents and a European-based operational structure designed to directly support such agents.

    The closure of the Vista Facility will result in the following benefits to the Company: (i) decreased cost of goods for product produced at the Vista Facility versus foreign-sourced product; (ii) the elimination of manufacturing variances resulting from shifts in production levels; and
    (iii) increased management focus on marketing and distribution rather than Facility management and cost accounting. The replacement of distributors with sales agents will enable the Company to recognize the sales and income previously recognized by the distributors, and the establishment of a Company-owned European operational structure should enable the Company to more efficiently coordinate its sales and marketing efforts and control its distribution.

    In Q4 Fiscal 1998, the Company provided $8,212,238 ($6,048,950 after tax, or $0.45 per share) for restructuring related to the closure of the Vista Facility and the restructuring of its European operations. The estimated provision includes approximately $2,949,000 for terminated international agreements and related costs, $2,184,000 for estimated loss on sale of plant equipment, $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the plant and prepare the site for a new tenant.

    The following table outlines the beginning balance of, and expenditures and adjustments to, the restructuring accrual during the third quarter of Fiscal 1999 ("Q3 Fiscal 1999"):


European Restructuring:                                       1998                CASH            ADJUSTMENTS       1999
                                                           ---------------------------------------------------------------
Termination of international distributors ...........      $ 1,029,000           (80,000)               --       $ 949,000
U.S. RESTRUCTURING:
Plant closure costs .................................          807,000          (414,000)         (393,000)             --
                                                           -----------                                           ---------
                                                           $ 1,836,000                                           $ 949,000
                                                           ===========                                           =========


   During Q3 Fiscal 1999, the Company incurred cash expenditures of $80,000 related to the termination of two of the Company's international distributors in Europe and incurred cash expenditures of $414,000 related to the closure of the Vista Facility. In addition, the Company recognized $393,000 in restructure cost recoveries related to the closure of the Vista Facility. The remaining restructuring cost reserve will be incurred before December 1999 in the form of cash payments for one of the terminated international distributors. The cash expenditures will be funded out of operations.

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

7. During the second quarter of Fiscal 1999 ("Q2 Fiscal 1999"), the Company acquired an additional 10% of the common shares of Global Accessories Limited, an international distributor based in the United Kingdom ("Global") to bring the Company's total investment in Global to 70%. The purchase price of $926,000 consisted of the issuance of 106,649 shares of the Company's common stock. The excess of the cost over the fair value of the net assets acquired is reflected as "Excess of cost over the fair value of net assets acquired" in the February 27, 1999, and May 31, 1998, condensed consolidated balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward-looking statements about the Company's revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like "believe," "anticipate," "expect," "estimate," "project," or words similar to those. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under the caption "Certain Considerations" on pages 8 to 13 of the Company's Annual Report on Form 10-K for the year ended May 31, 1998, which is filed with the Securities and Exchange Commission.

OVERVIEW

General

   The Company is a leading lifestyle, retail and entertainment-based company which targets 10 to 24 year-old consumers throughout the sponsorship of core sports,(TM) such as skateboarding, snowboarding, surfing and wakeboarding, and through major entertainment events and venues, such as the VANS Triple Crown Series, the VANS Warped Tour, the VANS World Amateur Skateboarding Championships, and the world's largest skate park. The Company is the successor to Van Doren Rubber Company, Inc., a California corporation that was founded in 1966 ("VDRC"). VDRC was acquired by the Company in February 1988 in a series of related transactions for a total cost (including assumed liabilities) of $74.4 million. VDRC was merged with and into the Company in August 1991 at the time of the Company's initial public offering.

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

   On November 20, 1996, the Company acquired 51% of the outstanding common shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction. During the second quarter of Fiscal 1998 ("Q2 Fiscal 1998") and Q2 Fiscal 1999, the Company acquired another 9% and 10%, respectively, of the Global common shares in exchange for Common Stock of the Company. The remaining 30% of the Global common shares are expected to be acquired by the Company over the next three years. The results of Global are consolidated in the Company's financial statements.

   The Company has also established the following foreign subsidiaries: Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), Vans Argentina S.A. ("Vans Argentina"), Vans Brazil S.A., ("Vans Brazil"), Vans Uruguay, S.A. ("Vans Uruguay"), and Vans Footwear Ltd., a United Kingdom company ("VFL"). The results of these subsidiaries are also consolidated in the Company's financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Restructurings

    During Q4 Fiscal 1998, the Company restructured its U.S. operations and announced the closure of its last U.S. manufacturing facility, located in Vista, California (the "Vista Facility"). The closure of the Vista Facility was primarily due to a significant reduction in orders for footwear produced at such Facility. Additionally, during Q4 Fiscal 1998, the Company commenced the restructuring of its European operations by terminating certain distributor relationships and replacing them with sales agents and a European-based operational structure designed to directly support such agents (the "European Conversion").

    The closure of the Vista Facility has resulted in the following benefits to the Company: (i) decreased cost of goods for product produced at the Vista Facility versus foreign-sourced product; (ii) the elimination of manufacturing variances resulting from shifts in production levels; and (iii) increased management focus on marketing and distribution rather than Facility management and cost accounting. The European Conversion will enable the Company to recognize the sales and income previously recognized by the distributors, and the establishment of a Company-owned European operational structure should enable the Company to more efficiently coordinate its sales and marketing efforts and control its distribution. The Company has experienced increased selling and distribution expenses and marketing, advertising, and promotion expenses in connection with the European Conversion, as discussed below.

    The Company incurred an infrequent restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings were incurred in the first nine months of Fiscal 1999, with the exception of final cash payments for one of the terminated distributors which are payable in December 1999. Such cash expenditures will be funded out of operations. See "Note 5 to Notes to the condensed consolidated financial statements." The Vista Facility was closed on August 6, 1998.

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIOD ENDED FEBRUARY 27, 1999 ("Q3 FISCAL 1999") VERSUS THE THIRTEEN-WEEK PERIOD ENDED FEBRUARY 28, 1998 ("Q3 FISCAL 1998")

NET SALES

   Net sales for Q3 Fiscal 1999 increased 4.6% to $45,517,000, compared to $43,511,000 for the same period in Fiscal 1998. The sales increase was primarily driven by increases in sales through the Company's own retail stores and to international accounts, as discussed below.

   Total U.S. sales, including sales through the Company's U.S. retail stores, increased 1.8% to $32,723,000 for Q3 Fiscal 1999, versus $32,158,000 for the same period a year ago. Total international sales increased 12.7% to $12,794,000 for Q3 Fiscal 1999, versus $11,353,000 for Q3 Fiscal 1998.

   The increase in total U.S. sales primarily resulted from a 39.3% increase in sales through the Company's U.S. retail stores, partially offset by a 19.6% decrease in U.S. wholesale sales. The increase in U.S. retail store sales was driven by a 21.2% increase in comparable store sales (sales at stores open one year or more). Retail sales included the sale, at low margins, of more than 150,000 pairs of shoes produced at the Vista Facility. Such sales adversely impacted gross margins for the quarter. See "Gross Profit" below. Domestic wholesale sales for the quarter were adversely impacted by the ongoing contraction in the U.S. market for athletic footwear which led to the cancellation of orders and the inability of the Company to obtain orders from large retailers. The increase in international sales through the Company's wholly-owned Hong Kong subsidiary, Vans Far East Limited ("VFEL"), was primarily due to increased sales in Europe related to the European Conversion. See "--Recent Restructurings."

GROSS PROFIT

   Gross profit was essentially flat at $18,529,000 in Q3 Fiscal 1999 versus $18,493,000 in the same period of Fiscal 1998. As a percentage of net sales, gross profit decreased to 40.7% for Q3 Fiscal 1999 from 42.5% for the same period of Fiscal 1998. The decrease in gross profit as a percentage of net sales was primarily due to: (i) pricing pressure related to the weak U.S. market for athletic footwear discussed above, and (ii) the sale at low margins of more than 150,000 pairs of shoes produced at the Vista Facility, most of which were sold through the Company's retail stores. Such sales were responsible for approximately $1.0 million of margin erosion during the quarter. The Company anticipates that there may be additional sales of low-margin domestically-produced shoes in Q4 Fiscal 1999 which could negatively impact gross profit in such quarter.

EARNINGS (LOSS) FROM OPERATIONS

   The Company had a loss from operations of $191,000 in Q3 Fiscal 1999 versus earnings from operations of $3,682,000 in the same period of Fiscal 1998. Operating expenses in Q3 Fiscal 1999 increased 26.4% to $18,719,000 from $14,810,000 in Q3 Fiscal 1998, primarily due to increases in selling and distribution expenses and marketing, advertising and promotional expenses, each as discussed below. As a percentage of net sales, operating expenses increased to 41.1% from 34.0%, on a period-to-period basis.

   Selling and distribution. Selling and distribution expenses increased 39.8% to $11,801,000 in Q3 Fiscal 1999 from $8,440,000 in Q3 Fiscal 1998, primarily due to: (i) start-up costs related to the European Conversion; (ii) expansion of the Company's retail store chain; (iii) the inclusion of Vans Uruguay, VFL and Switch in the Company's results of operations, which subsidiaries were not included in the Company's results of operations for Q3 Fiscal 1998; and (iv) activities to support the Company's sales growth.

   Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 33.4% to $5,187,000 in Q3 Fiscal 1999 from $3,888,000 in Q3 Fiscal 1998, primarily due to: (i) promotional events such as the VANS Triple Crown Series for surfing and snowboarding; (ii) increased co-op advertising to support U.S. wholesale sales; (iii) increased direct advertising and promotional expense in Europe resulting from the European Conversion; and (iv) increased royalty expense related to footwear, snowboard boots and clothing which bear the licensed names and logos of certain of the Company's athletes.

   General and administrative. General and administrative expenses decreased 11.3% to $1,619,000 in Q3 Fiscal 1999, from $1,825,000 in Q3 Fiscal 1998, primarily due to the termination of the management agreement with a former significant stockholder of the Company.

   Restructure cost recoveries. The Company recognized $393,000 of adjustments due to the more-efficient-than-expected shutdown of the Vista Facility. See "--Recent Restructurings" and Note 5 to Notes to condensed consolidated financial statements.

   Provision for doubtful accounts. The amount that was provided for bad debt expense in Q3 Fiscal 1999 was $167,000 versus $422,000 in Q3 Fiscal 1998, due to improvements in the management of past due accounts.

   Amortization of intangibles. Amortization of intangibles increased 43.6% to $338,000 in Q3 Fiscal 1999 from $235,000 in Q3 Fiscal 1998, primarily due to the increase in goodwill related to the Switch Merger and the acquisition of an additional 10% of Global's common shares. See "--Overview."

INTEREST INCOME

   Interest income decreased from $73,000 in Q3 Fiscal 1998 to $41,000 in Q3 Fiscal 1999 primarily due to the increased working capital requirements to support the Company's sales growth.

INTEREST AND DEBT EXPENSE

   Interest expense increased to $517,000 in Q3 Fiscal 1999 from $27,000 in Q3 Fiscal 1998 due to increased borrowings to support increased sales and to finance purchases of common stock pursuant to the Company's stock repurchase program. Such program was completed in Q3 Fiscal 1999. See "--Liquidity and Capital Resources--Borrowings."

OTHER INCOME

   Other income increased to $1,591,000 in Q3 Fiscal 1999 from an expense of $29,000 in the same period of Fiscal 1998, primarily due to royalty income received from the Company's distributor for Japan, which was zero in Q3 Fiscal 1998.

INCOME TAX EXPENSE

   Income tax expense decreased to $333,000 in Q3 Fiscal 1999 from $1,307,000 in Q3 Fiscal 1998 as a result of the lower earnings discussed under the caption "--Earnings from operations" above. The effective tax rate increased from 35.3% in Q3 Fiscal 1998 to 36.0% in Q3 Fiscal 1999 due to the reclassification of minority interest to a net-of-tax basis in the current year as opposed to a before-tax basis that was used in the prior fiscal year.

MINORITY SHARE OF INCOME (LOSS)

   Minority interest changed to ($44,000) in Q3 Fiscal 1999 from $68,000 in Q3 Fiscal 1998 primarily due to the decreased profitability of the Company's Latin America subsidiaries and the change in treatment of taxes related to the minority interest discussed under the caption "--Income Tax Expense." This decrease was partially offset by the increase in minority interest related to Global as a result of Global's increased profitability, offset by the decrease in the minority ownership of Global. See "--Overview."

THIRTY-NINE WEEK PERIOD ENDED FEBRUARY 27, 1999 ("FISCAL 1999 NINE MONTHS") VERSUS THE THIRTY-NINE WEEK PERIOD ENDED FEBRUARY 28, 1998 ("FISCAL 1998 NINE MONTHS")

NET SALES

   Net sales for the Fiscal 1999 Nine Months increased 10.5% to $156,579,000, compared to $141,670,000 for the same period in Fiscal 1998. The sales increase was primarily driven by increased sales through the Company's retail and domestic wholesale sales channels, as discussed below.

   Total U.S. sales, including sales through the Company's U.S. retail stores, increased 19.4% to $117,168,000 for the Fiscal 1999 Nine Months from $98,127,000 for the same period a year ago. Total international sales decreased 9.5% to $39,411,000 for the Fiscal 1999 Nine Months, as compared to $43,542,000 for the same period a year ago.

   The increase in total U.S. sales resulted from (i) a 13.0% increase in domestic wholesale sales as the Company increased penetration of existing accounts, (ii) a 31.2% increase in sales through the Company's U.S. retail stores, and (iii) an increase in sales of snow-related products including the addition of sales of Switch(TM) step-in binding systems. The increase in U.S. retail store sales was driven by sales from a net eight new stores versus a year ago, and a 13.3% increase in comparable store sales. The decrease in international sales through VFEL was primarily due to a 61.1% decrease in sales to Japan.

GROSS PROFIT

   Gross profit increased 15.3% to $66,512,000 in the Fiscal 1999 Nine Months from $57,670,000 in the same period of Fiscal 1998. As a percentage of net sales, gross profit increased to 42.5% for the Fiscal 1999 Nine Months from 40.7% for the same period of Fiscal 1998. The increase in gross profit was primarily due to: (i) increased sales through the Company's retail stores; (ii) a shift in sales mix to higher-margin retail and domestic wholesale business; and (iii) the benefits of better sourcing prices from factories in Asia. This increase was partially offset by the lower gross profit experienced by the Company in Q3 Fiscal 1999. See the caption "--Gross profit" under the discussion of Q3 Fiscal 1999.

EARNINGS FROM OPERATIONS

   Earnings from operations decreased 19.1% to $10,416,000 in the Fiscal 1998 Nine Months from $12,869,000 in the same period of Fiscal 1998. Operating expenses in the Fiscal 1999 Nine Months increased 25.2% to $56,096,000 from $44,802,000 in the same period a year ago, primarily due to increases in selling and distribution expenses and marketing, advertising and promotion expenses, each as discussed below. As a percentage of sales, operating expenses increased from 31.6% to 35.8%, on a period-to-period basis.

   Selling and distribution. Selling and distribution expenses increased 28.8% to $32,768,000 in the Fiscal 1999 Nine Months from $25,447,000 in the same period a year ago, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of eight new stores; (ii) the inclusion of operating costs related to certain of the Company's subsidiaries, including Switch, which were not included for the entire period in the Fiscal 1998 Nine Months condensed consolidated financial statements; (iii) costs required to support the Company's U.S. sales growth; and (iv) start-up costs related to the European Conversion.

   Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 27.3% to $16,099,000 in the Fiscal 1999 Nine Months from $12,649,000 in the same period a year ago, primarily due to: (i) higher print and television advertising expenditures related to the back-to-school selling season; (ii) increased co-op advertising to support U.S. wholesale sales; (iii) increased costs associated with the VANS Warped Tour '98 and the establishment of several events included in the VANS Triple Crown Series; (iv) increased royalty expense related to footwear, snowboard boots and clothing which bear the licensed names and logos of certain of the Company's athletes; and (v) increased direct advertising and promotional expense in Europe resulting from the European Conversion.

   General and administrative. General and administrative expenses increased 18.2% to $6,280,000 in the Fiscal 1999 Nine Months from $5,314,000 in the same period a year ago, primarily due to: (i) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (ii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights; and (iii) increased depreciation expense associated with new equipment and tenant improvements at the Company's Santa Fe Springs, California facility (the "Santa Fe Springs Facility").

   Restructure cost recoveries. The Company recognized $393,000 of adjustments due to the more-efficient-than-expected shutdown of the Vista Facility.

   Provision for doubtful accounts. The amount that was provided for bad debt expense in the Fiscal 1999 Nine Months decreased to $396,000 from $698,000 in the same period a year ago due to improvements in the management of past due accounts.

   Amortization of intangibles. Amortization of intangibles increased 36.8% to $948,000 in the Fiscal 1999 Nine Months from $693,000 in the Fiscal 1998 Nine Months, for the same reasons discussed under the caption "Amortization of intangibles" for Q3 Fiscal 1999.

INTEREST INCOME

    Interest income decreased to $167,000 in the Fiscal 1999 Nine Months versus $311,000 in the Fiscal 1998 Nine Months due to increased working capital requirements to support the Company's sales growth.

INTEREST AND DEBT EXPENSE

   Interest expense increased to $795,000 for the Fiscal 1999 Nine Months from $178,000 in the same period a year ago for the same reasons discussed under the caption "--Interest and debt expense" for Q3 Fiscal 1999.

OTHER INCOME

   Other income increased 74.2% to $3,156,000 for the Fiscal 1999 Nine Months from $1,812,000 for the same period a year ago, primarily due to an increase in royalty income from the Company's distributor for Japan.

INCOME TAX EXPENSE

   Income tax expense decreased to $4,660,000 in the Fiscal 1999 Nine Months from $5,152,000 in the same period in Fiscal 1998 as a result of the lower earnings discussed above. The effective tax rate increased from 34.8% in the Fiscal 1998 Nine Months to 36.0% in the Fiscal 1999 Nine Months for the same reasons discussed under the caption "--Income tax expense" for Q3 Fiscal 1999.

MINORITY SHARE OF INCOME

    Minority interest changed to $377,000 for the Fiscal 1999 Nine Months from $503,000 for the same period a year ago for the same reasons discussed under the caption "--Minority interest" for Q3 Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows

   The Company finances its operations with a combination of cash flows from operations and borrowings under a bank revolving line of credit. See "--Borrowings" below.

   The Company experienced an outflow of cash from operating activities of $16,090,000 during the Fiscal 1999 Nine Months, compared to an outflow of $279,000 for the Fiscal 1998 Nine Months. Cash used by operations for the Fiscal 1999 Nine Months resulted primarily from: (i) an increase in net accounts receivable to $31,374,000 at February 27, 1999, from $17,253,000 at May 31,
1998, as described below; (ii) an increase in net inventory to $37,425,000 at February 27, 1999, from $29,841,000 at May 31, 1998, as described below; and
(iii) the decrease in the restructuring cost accrual. Cash outflows from operations in the Fiscal 1999 Nine Months were partially offset by the Company's earnings and an increase in taxes payable. Cash used in operating activities in the Fiscal 1998 Nine Months was primarily the result of increases in inventories and accounts receivable, partially offset by earnings.

   The Company had a net cash outflow from investing activities of $3,766,000 in the Fiscal 1999 Nine Months, compared to a net cash outflow of $6,018,000 in the Fiscal 1998 Nine Months. The Fiscal 1999 Nine Months outflows were primarily due to capital expenditures related to new retail store openings, and were partially offset by $840,000 of proceeds from the sale of assets associated with the closing of the Vista Facility. Cash used in investing activities for the same period a year ago was primarily related to new retail store openings, tenant improvements at the Santa Fe Springs Facility and investments in other companies.

   The Company incurred a net cash inflow from financing activities of $8,252,000 for the Fiscal 1999 Nine Months, compared to a net cash inflow of $1,835,000 for the Fiscal 1998 Nine Months, primarily due to short-term borrowings under the bank revolving line of credit, proceeds from long-term debt incurred by the Company related to the funding of the Company's stock repurchase program, long-term debt incurred by the Company's Latin America subsidiaries, and proceeds from the issuance of common stock. See "--Borrowings" below. The cash inflow from financing activity was partially offset by the repurchase of $3,960,000 of common stock pursuant to the Company's stock repurchase program. Cash provided by financing activities in the Fiscal 1998 Nine Months was related to proceeds from short-term borrowings under the bank revolving line of credit discussed below, and proceeds from long-term debt incurred by Vans Latinoamericana.

   Accounts receivable, net of allowance for doubtful accounts, increased from $17,253,000 at May 31, 1998, to $31,374,000 at February 27, 1999, primarily due to the increase in net sales the Company experienced in Q3 Fiscal 1999 and the timing of such sales. Inventories increased to $37,425,000 at February 27, 1999, from $29,841,000 at May 31, 1998, primarily due to: (i) an increased number of finished goods held for sale at the Company's retail stores to support increased sales; (ii) increased apparel inventory to support the Company's apparel division; (iii) the consolidation of Vans Uruguay in the Company's financial statements; and (iv) increased inventory held at the Company's distribution center in Holland (recently established in connection with the European Conversion) which will be shipped to accounts in Q4 Fiscal 1999.

   Borrowings

   The Company has a revolving line of credit (the "Revolving Line of Credit") with Bank of the West (the "Bank"). The Revolving Line of Credit permits the Company to borrow up to $25,000,000. Effective as of May 31, 1998, in order to assist the Company with seasonal needs for cash, the Revolving Line of Credit was increased to $38,500,000. Such increase expired on December 31, 1998. The Revolving Line of Credit is unsecured; however, if certain events of default occur by the Company under the loan agreement establishing the Revolving Line of Credit (the "Loan Agreement"), the Bank may obtain a security interest in the Company's accounts receivable and inventory. The Company pays interest on the debt incurred under the Revolving Line of Credit at the prime rate (the "Prime Rate") established by the Bank from time to time (7.75% as of February 27,
1999), plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). The Company has the option to pay interest at the LIBOR rate plus a percentage which varies with the Company's Debt to EBITDA Ratio (the "LIBOR Rate"). Under the Loan Agreement, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the Bank's consent. As of February 27, 1999, the Company was in compliance or had obtained waivers of non-compliance with respect to all of its financial covenants. All amounts under the Revolving Line of Credit are due and owing on November 1, 1999. At February 27, 1999, the Company had drawn down $9,035,000 under the Revolving Line of Credit, and had $7,503,000 in open letters of credit.

   The Company formerly maintained a $5,000,000 facility with the Bank to fund the Company's stock repurchase program which was adopted on February 3, 1998 (the "Stock Repurchase Line"). The stock repurchase program was completed during Q3 Fiscal 1999 utilizing funds under the Revolving Line of Credit, and the Bank agreed to convert the Stock Repurchase Line to a $5.0 million term loan (the "Term Loan") under the Loan Agreement as of February 27, 1999. The Term Loan will be payable at the rate of $250,000 per quarter commencing June 1, 1999, with a balloon payment of remaining principal and interest due on February 26, 2001. The Term Loan will bear interest at the Prime Rate or the LIBOR Rate, as determined by the Company, and will be subject to the other terms and conditions of the Loan Agreement.

   Vans Latinoamericana and Vans Argentina maintain a two-year 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such companies ("Tavistock"). The loan by Tavistock was made pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana and Vans Argentina. The loan is secured by the assets of Vans Latinoamericana and Vans Argentina. At February 27, 1999, $3,081,000 was the aggregate outstanding balance under this facility.

   Current Cash Position

   The Company's cash position was $5,193,000 as of February 27, 1999, compared to $16,780,000 at May 31, 1998. The Company is seeking to increase its credit facilities to support its expansion plans, including the opening of skate parks and VANS Triple Crown stores. There can be no assurance that such increased financing will be obtained. The failure to obtain such increased financing could affect the timing of some of the Company's expansion plans in the next 12 months. * See "--Capital Resources."

   Capital Resources

   As of February 27, 1999, the Company's material commitments for capital expenditures were primarily related to the opening of new retail stores. In the remainder of Fiscal 1999, the Company plans to open approximately three new factory outlet retail stores and two VANS Triple Crown full-price stores. The Company estimates the aggregate cost of all of these new stores to be approximately $1,000,000.

   The Company continues to explore other projects which may involve significant capital expenditures, including the possible opening of up to five skate parks and 20-30 VANS Triple Crown full-price stores in the next 24 months, but cannot currently estimate the aggregate cost of these projects.

   The Company intends to utilize cash generated from operations and funds drawn down under the Revolving Line of Credit and the Term Loan to fulfill its capital expenditure requirements for the balance of Fiscal 1999.

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

   In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. Since the Company and its subsidiaries do not presently invest in derivatives or engage in significant hedging activities FAS No. 133 should not impact the Company's financial position or results of operations.

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




----------------------------
* NOTE: This is a forward-looking statement. The Company's actual cash requirements could differ materially. Important factors that could cause the Company's need for additional capital to change include: (i) the Company's rate of growth; (ii) the number of new VANS Triple Crown stores the Company decides to open; (iii) the number of new skate parks the Company decides to open which must be financed in whole, or in part, by the Company; (iv) the Company's product mix between footwear and snowboard boots; (v) the Company's ability to effectively manage its inventory levels; (vi) timing differences in payment for the Company's foreign-sourced product; (vii) the increased utilization of letters of credit for purchases of foreign-sourced product; and (viii) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China.

   In April 1998, The American Institute of Certified Professional Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Based on information currently available, the Company does not expect the adoption of SOP 98-5 to have a significant impact on its financial position or results of operations. The Company will adopt SOP 98-5 effective June 1, 2000.

   Seasonality

   Historically, the Company's business has been moderately seasonal, with the largest percentage of U.S. sales realized in the first Fiscal quarter (June through August), the so-called "back to school" selling months. As the Company increases sales to Europe due to the European Conversion, the Company may recognize more of such sales in the first Fiscal quarter due to seasonal demand for product in Europe. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and Switch's Autolock(TM) step-in boot binding system, have historically been strongest in the first and second Fiscal quarters. Such sales are now being recognized earlier in the first Fiscal quarter since industry retailers are demanding earlier shipments of product.

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

   Year 2000 Compliance

   General. The Company is dependent upon complex information technology ("IT") systems for many phases of its operations, including production, sales, distribution and delivery. Many existing IT programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (i.e., read the year 2000 as "1900") (the "Year 2000 Issue"). The Company has commenced a program intended to timely identify, mitigate and/or prevent the adverse effects of the Year 2000 Issue through an analysis of its own IT systems and non-IT systems, and pursue Year 2000 compliance by its vendors, customers, creditors and financial service organizations.

   State of Readiness. The Company has completed the analysis of its internal IT systems and has received certifications of Year 2000 compliance from its IT systems vendors. The Company is in the process of testing such systems to ensure compliance and expects such testing to be completed by the end of Fiscal 1999.* The Company is still analyzing its non-IT systems for Year 2000 compliance and expects to complete substantially all of such analyses by June 1999.* With respect to third party vendors, customers, creditors and financial services organizations, the Company has identified over 200 such third parties who the Company believes are material to its business. The Company has inquired as to the Year 2000 readiness of each of such parties and has sought certifications of Year 2000 compliance from them. To date, the Company has received responses from approximately 70% of such third parties which indicate either Year 2000 compliance or that they have instituted programs to assure such compliance. The Company is pursuing answers from all third parties who have, to date, failed to respond to the Company's inquiries. The Company expects to receive substantially all of such answers by June 1999, and is updating its list of such third parties to reflect any required additions thereto.*

   Costs; Contingency Plans. Since the Company has not completed the analysis and data gathering phase of its Year 2000 compliance program, it cannot yet quantify the aggregate costs that may be required to fix the Year 2000 Issue or any losses to the Company which might result therefrom. The Company has determined that its Human Resources and Payroll systems are not currently Year 2000 compliant. The Company estimates it will cost approximately $32,500 to fix these systems and that such systems will be fixed by June 1999.* The Company has not incurred any other material costs to date in fixing year 2000 Issues.

-------------------------------
   * These are forward-looking statements regarding the completion date of the analysis and data gathering phase of the Company's Year 2000 compliance program. The actual date of completion may be different depending on a number of important factors, including but not limited to (i) the complexity of the analyses needed to determine Year 2000 compliance for non-IT systems embedded in items such as machinery and equipment, and (ii) the level of cooperation the Company receives from third parties with respect to its compliance inquiries.

   In the event the Company discovers that either internal IT or non-IT systems or the systems of key third party vendors, customers, creditors or financial service organizations will not be Year 2000 compliant, the Company will either obtain alternative IT systems that are Year 2000 compliant or systems that do not rely on computers, and, in the case of third party vendors, switch to other vendors which have Year 2000 compliant systems. The Company intends to develop a more specific contingency plan upon completion of the analysis and data-gathering phase of its compliance program.

   Risks. The Company presently does not anticipate that a material business disruption will occur as a result of the Year 2000 Issue. However, to the extent the Company is unable to resolve the Year 2000 Issue, the Company's business, financial position and results of operations could be materially adversely affected.

   The Company believes that the greatest potential risk is the failure of its external business partners or federal, state or local governments to achieve Year 2000 compliance in a timely manner. Among other things, the company's footwear manufacturers could be unable to manufacture or deliver materials and products in a timely manner, and customers may lose the capability to order products via electronic data interchange (EDI). The Company will develop the contingency plan discussed above, but there can be no assurance that any such contingency plan will be sufficient to mitigate the impact of noncompliance by third parties, and some material adverse effect to the Company may result from one or more third parties regardless of defensive contingency plans.

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

   The above Section is a Year 2000 Readiness Disclosure, as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

   Euro Conversion

   On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the Euro, and adopted the Euro as their common legal currency on that date (the "Euro Conversion"). Existing currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, parties may pay for goods and services using either the Euro or the existing currency, but retailers are not required to accept the Euro as payment. Since the Company primarily does business in U.S. dollars, it is currently not anticipated that the Euro Conversion will have a material adverse impact on its business or financial condition.* The Company is aware that the information systems for its three European stores are not currently able to recognize the Euro Conversion, however, since two of the Company's European stores are located in the United Kingdom, which is not currently participating in the Euro Conversion, and the Barcelona, Spain store may continue to accept the Spanish peseta until 2002, the Company does not expect its current European store operations to be adversely impacted by the Euro Conversion in the near future. The Company has confirmed that the information systems utilized by its European sales agents will recognize the Euro Conversion, but the Company is still analyzing whether the information systems of its European distributors will do the same.




----------------------------------
* This is a forward-looking statement regarding the currencies in which the company does business. The Company's actual results regarding the Euro Conversion could differ materially if the Company begins to accept currencies other than the U.S. dollar.

                                     PART II

                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION

   Executive Officer Changes. Effective as of January 20, 1999, Ralph Serna was no longer a Vice President of the Company. Effective as of March 15, 1999, Joseph Giles was appointed Vice President and Chief Information Officer of the Company. Effective as of March 10, 1999, Neal R. Lyons was appointed President of the Company's Retail Division.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)Exhibits

    10.1          Employment Agreement, dated March 15, 1999, by and between the
                  Registrant and Joseph Giles

    10.2          Employment Agreement, dated April 1, 1999, by and between the
                  Registrant and Kyle B. Wescoat

    10.3 Employment Agreement, dated January 21, 1999, by and between the Registrant and Robert H. Camarena

    10.4          Fourth Amendment to Amended and Restated Loan and Security
                  Agreement, dated as of February 26, 1999, by and between the Registrant and Bank of the West

    27            Financial Data Schedule

   (b) Reports on 8-K.

The Company did not file any Reports on Form 8-K during Q3 Fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VANS, INC.
                                        (Registrant)


Date: April 13, 1999                    By: /s/ Gary H. Schoenfeld
                                           -------------------------------------
                                           GARY H. SCHOENFELD
                                           President and Chief
                                           Executive Officer

Date: April 13, 1999                       By: /s/ Kyle B. Wescoat
                                              ----------------------------------
                                              KYLE B. WESCOAT
                                              Vice President and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                  EXHIBIT INDEX

         DOCUMENT                                                               PAGE NO.
         --------                                                               --------
10.1     Employment Agreement, dated March 15, 1999, by and between the Registrant and Joseph Giles

10.2 Employment Agreement, dated April 1, 1999, by and between the Registrant and Kyle B. Wescoat

10.3 Employment Agreement, dated January 21, 1999, by and between the Registrant and Robert H. Camarena

10.4 Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of February 26, 1999, by and between the Registrant and Bank of the West

27       Financial Data Schedule