Form 10-K/A
period 1998-05-31
VANS INC
filed 1999-08-20
CIK 877273

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

RECENT RESTRUCTURINGS

   During the fourth quarter of Fiscal 1998 ("Q4 Fiscal 1998"), the Company restructured its U.S. operations and announced the closure of its last U.S. manufacturing facility, located in Vista, California (the "Vista Facility"). The closure of the Vista Facility was primarily due to a significant reduction in orders for footwear produced at such Facility. See Item 1. "Business -- Sourcing and Manufacturing." Additionally, during Q4 Fiscal 1998, the Company commenced the restructuring of its European operations by terminating certain distributor relationships and replacing them with sales agents and a European-based operational structure designed to directly support such agents.

   The closure of the Vista Facility will result in the following benefits to the Company: (i) decreased costs of goods for product produced at the Vista Facility versus foreign-sourced product; (ii) the elimination of variances in the manufacturing cost-per-unit which resulted from increases and decreases in production levels at the Vista Facility; and (iii) increased management focus on marketing and distribution rather than Facility management and cost accounting. The replacement of distributors with sales agents will enable the Company to recognize the sales and income previously recognized by the distributors, and the establishment of a Company-owned European operational structure should enable the Company to more efficiently coordinate its sales and marketing efforts and control its distribution.

   The Company incurred a one-time restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings will be incurred in the first six months of Fiscal 1999, with the exception of final cash payments for one of the terminated distributors which are payable in December 1999. Such cash expenditures will be funded out of operations. See Note 3 to Notes to Consolidated Financial Statements. The Vista Facility was closed on August 6, 1998.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997

    Net Sales

    Net sales for Fiscal 1998 increased 9.5% to $174,497,000, compared to $159,391,000 for Fiscal 1997. The sales increase was driven by increased sales through the Company's retail and international sales channels, as discussed below.

    Sales to the Company's wholesale accounts on a worldwide basis increased 4.2% to $127,513,000 for Fiscal 1998 from 122,392,000 for Fiscal 1997. Within the Company's wholesale business, sales to domestic wholesale accounts were essentially flat for the year at $77,501,000, compared to $78,127,000 for last year. The U.S. market for athletic footwear contracted for the first time in 16 years in 1998, falling 6.4% versus 1997. The Company's U.S. wholesale sales for Fiscal 1998 were adversely affected by this contraction, decreasing 23.8% in Q4 Fiscal 1998 versus the same period of the prior year.


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

         Selling and distribution. Selling and distribution expenses increased 19.4% to $33,570,000 in Fiscal 1998 from $28,112,000 in Fiscal 1997, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 14 new stores; (ii) the inclusion of operating costs related to the Company's subsidiaries which were not included in the consolidated financial statements for Fiscal 1997 because such subsidiaries were not yet formed; and
(iii) costs required to support Company's sales growth and the addition of the Company's apparel division.

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

         INTEREST INCOME

    Interest income was derived primarily from the investment of a portion of the net proceeds of the Company's May 1996 public offering of securities (the "Offering") and the investment of surplus cash. See "--Liquidity and Capital Resources." Interest income declined approximately $117,000 during Fiscal 1998 because the Company utilized a portion of interest-bearing investments to fund sales growth. As a result, the Company's investment accounts decreased to $12.0 million at May 31, 1998.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   VANS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1998 AND 1997

                                                                                 1998                1997
                                                                            -------------       -------------

                          ASSETS
Current assets:
  Cash ...............................................................      $  16,779,528       $  15,350,175
  Accounts receivable, net of allowance for doubtful
    accounts and sales returns and allowances of $1,117,695
    and $1,399,589 at May 31, 1998
    and 1997, respectively (notes 6 and 12) ..........................         17,253,102          24,390,794
  Inventories (notes 4 and 6) ........................................         29,841,235          25,098,695
  Deferred tax assets (note 8) .......................................          5,469,456                  --
  Prepaid expenses ...................................................          4,884,184           2,960,435
                                                                            -------------       -------------
         Total current assets ........................................         74,227,505          67,800,099
Property, plant and equipment, net (notes 3, 5 and 9) ................         12,994,043          13,346,452
Property on lease (notes 5 and 9) ....................................          4,789,314           4,953,522
Excess of cost over the fair value of net assets acquired,
  net of accumulated amortization of $34,513,349 and $33,
  580,138 at May 31, 1998 and 1997, respectively
  (note 3) ...........................................................         18,500,327          17,862,389
Other assets .........................................................          2,826,491           1,861,808
                                                                            -------------       -------------
                                                                            $ 113,337,680       $ 105,824,270
                                                                            =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Short-term borrowings (note 6) .....................................      $   5,514,664       $   3,684,419
  Accounts payable ...................................................          6,526,595           4,906,192
  Accrued payroll and related expenses ...............................          2,672,047           2,047,509
  Restructuring costs (note 3) .......................................          5,612,758                  --
  Income taxes payable ...............................................          2,124,680           3,763,727
                                                                            -------------       -------------
         Total current liabilities ...................................         22,450,744          14,401,847
Deferred tax liabilities (note 8) ....................................          1,862,452           1,636,605
Capital lease obligations ( notes 7 and 9) ...........................            135,143             222,605
Long-term debt, excluding current portion (note 7) ...................          1,874,153             258,594
                                                                            -------------       -------------
                                                                               26,322,492          16,519,651
                                                                            -------------       -------------

Minority interest ....................................................            867,530           1,022,893

Stockholders' equity (notes 10 and 11):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized (1,500,000 shares designated as
    Series A Junior Participating Preferred Stock),
    none issued and outstanding ......................................                 --                  --
  Common stock, $.001 par value, 20,000,000
    shares authorized, 13,290,042 and 13,166,947
    shares issued and outstanding at May 31,
    1998 and 1997, respectively ......................................             13,290              13,167
  Additional paid-in capital .........................................        101,836,186         101,113,448
  Stock subscriptions ................................................                 --              (4,500)
  Cumulative foreign currency translation
    Adjustment .......................................................            (60,159)            123,919
  Accumulated deficit ................................................        (15,641,659)        (12,964,308)
                                                                            -------------       -------------
         Net stockholders' equity ....................................         86,147,658          88,281,726
Commitments and contingencies (note 9)
                                                                            $ 113,337,680       $ 105,824,270
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

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED MAY 31,
                                                                ----------------------------------------
                                                                     1998          1997          1996
                                                                ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .....................................     $ (2,677,351) $ 10,436,857  $  3,147,988
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ........................        4,500,480     3,430,203     3,175,973
     Minority share of income .............................          603,247            --            --
     Amortization of deferred financing costs .............               --            --       306,489
     Provision for losses on accounts
       receivable and sales returns .......................          697,926       710,611       762,295
     Inventory write-down and other non-cash
       restructuring costs ................................       10,830,848            --            --
     Changes in assets and liabilities:
       Accounts receivable ................................        6,475,843    (2,852,026)   (9,021,040)
       Income taxes receivable ............................               --            --     3,530,128
       Inventories ........................................      (13,389,087)   (5,219,924)   (2,402,906)
       Deferred income taxes ..............................       (5,243,609)      505,605     1,131,000
       Prepaid expenses ...................................       (1,923,749)     (445,229)   (1,958,746)
       Other assets .......................................           21,283       (96,483)     (244,041)
       Accounts payable ...................................        1,620,404       286,423    (4,250,652)
       Accrued payroll and related expenses ...............          624,537       429,368      (414,323)
       Accrued workers' compensation ......................               --      (803,964)     (736,082)
       Restructuring reserve ..............................        5,612,758    (1,750,782)   (4,333,152)
       Accrued interest ...................................               --            --      (907,660)
       Income taxes .......................................       (1,639,047)    2,411,426       967,659
                                                                ------------  ------------  ------------
          Net cash provided by (used in)
            operating activities ..........................        6,114,483     7,042,085   (11,247,070)
                                                                ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
     equipment ............................................       (5,039,992)   (5,092,936)   (2,557,520)
Investment in unconsolidated subsidiary and trademarks ....       (2,423,377)     (500,000)           --
  Proceeds from sale of property, plant and
    equipment .............................................               --            --       717,143
                                                                ------------  ------------  ------------
          Net cash used in investing
            activities ....................................       (7,463,369)   (5,592,936)   (1,840,377)
                                                                ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) short-term borrowings .......        1,830,245    (2,746,930)    3,823,176
  Payments on capital lease obligations ...................          (87,462)     (121,137)      (97,642)
  Proceeds from (payments on) long term debt ..............        1,615,559       258,594   (29,000,000)
  Consolidated subsidiary dividends
     paid to minority shareholder .........................         (526,106)           --            --
  Proceeds from issuance of common stock, net .............        1,110,604     2,295,504    49,315,422
  Payment for repurchase of common stock ..................         (980,523)           --            --
                                                                ------------  ------------  ------------
          Net cash provided by (used in)
            financing activities ..........................        2,962,317      (313,969)   24,040,956
          Effect of exchange rate changes .................         (184,078)      (18,357)           --
                                                                ------------  ------------  ------------
          Net increase in cash and
            cash equivalents ..............................        1,429,353     1,116,823    10,953,509
  Cash and cash equivalents, beginning of year ............       15,350,175    14,233,352     3,279,843
                                                                ------------  ------------  ------------
  Cash and cash equivalents, end of year ..................     $ 16,779,528  $ 15,350,175  $ 14,233,352
                                                                ============  ============  ============
SUPPLEMENTAL CASH FLOW Information -- amounts paid for:
  Interest ................................................     $    262,182  $    438,485  $  3,353,372
  Income taxes ............................................     $  6,310,168  $  2,588,541  $     41,265
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Supplemental Disclosures:
Purchase of Global Accessories, Ltd.
   Acquired cash ..........................................     $         --  $    254,685  $         --
   Accounts receivable ....................................               --       404,094            --
   Inventories ............................................               --       478,127            --
   Property, plant and equipment ..........................               --        44,130            --
   Goodwill ...............................................               --     2,203,126            --
   Prepaid expenses .......................................               --        57,905            --
   Other assets ...........................................               --        86,994            --
   Current liabilities ....................................               --      (718,173)           --
Increase in investment in consolidated subsidiary
   Fair value of assets acquired ..........................           96,929            --            --
   Stock issued ...........................................          597,280            --            --
                                                                ------------  ------------  ------------
                                                                $    694,209  $  2,810,888  $         --
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

    The estimated provision includes approximately $2,949,000 for terminated international distributor agreements and other related European restructuring costs such as legal, consulting and travel costs which were incurred in Q4 Fiscal 1998. Under the termination agreements, the international distributors received an aggregate of 150,000 shares of the Company's Common Stock, determined by negotiations between the parties, and some cash proceeds. The Company also agreed to re-acquire certain inventory of the distributors. The value of the inventory re-acquired from the distributors was approximately $1.0 million, valued at the distributors' cost basis, written down to the lower of cost or market.

    The estimated provision also includes $2,184,000 for estimated loss on sale of plant equipment (see Note 5), $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the Vista Facility and prepare the site for a new tenant. The majority of the costs for both the U.S. and European restructurings will be incurred during the first six months of Fiscal 1999 with the exception of final cash payments for one of the terminated international distributors which are payable in December 1999. The Vista Facility was closed on August 6, 1998. The cash expenditures will be funded out of operations.

    The following table outlines the beginning balance of, and expenditures related to, the restructuring accrual at May 31, 1998:

                                                  Initial Reserve                                  May 31, 1998
                                                  ---------------------------------------------------------------
                                                     Balance          Cash        Non-Cash            Balance
                                                  ---------------------------------------------------------------
   EUROPEAN RESTRUCTURING:
   Termination of international distributors       $2,949,000       (415,000)                      $2,534,000
   U.S. RESTRUCTURING:
   Plant closure costs                              5,263,000                     (2,184,000)       3,079,000
                                                   ----------                                      ----------
   Total restructuring cost                        $8,212,000                                      $5,613,000
                                                   ==========                                      ==========

    The $2,184,000 non-cash transaction was a reclassification against fixed assets to properly reflect the carrying value of certain machinery and equipment as of May 31, 1998 at the estimated net realizable value.

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

    In the fourth quarter of Fiscal 1998, as a result of the U.S. and European restructurings, the Company wrote-down its raw material approximately $1,750,000 to its net realizable value and its domestically-produced finished goods inventory approximately $6,850,000 to its net realizable value and reserved approximately $800,000 against the inventory to be purchased from the terminated international distributors. The net realizable value was estimated using historical sales data for similar inventory and the amount of the inventory reserve was estimated based on the difference between the distributor's landed cost (purchase price) and the Company's cost. The write-down is not included in the valuation allowance at May 31, 1998, as it was recorded directly against the inventory and the inventory reserve for the inventory to be purchased from the terminated international distributors is included in the accrued liabilities as of May 31, 1998.

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
                                                ============        ============

    The machinery and equipment balance as of May 31, 1998, is net of a reserve for the estimated loss on the sale of the machinery and equipment of $2,184,000 associated with the closing of the Vista Facility (See Note 3). The estimated loss was calculated by subtracting the estimated proceeds of $350,000 from the sale of the machinery and equipment from $2,534,000, the net book value of the assets to be sold.

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

  (10) 10.11      Agency Agreement, dated as of June 15, 1994, by and between the
                  Registrant and Sung Won International (the "Sung Won Agency
                  Agreement")

  (27) 10.11.1    First Amendment to the Sung Won Agency Agreement, dated
                  October 24, 1996

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

  (23) 10.14.1    First Amendment to the Bank of the West Loan Agreement, dated
                  February 3, 1998

  (27) 10.14.2    Second Amendment No. 2 to the Bank of the West Loan Agreement,
                  dated as of May 31, 1998

  (27) 10.14.3    Third Amendment to the Bank of the West Loan Agreement, dated as of May 31, 1998

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

  (25) 10.16.1    Amendment No. 1 to the Employment Agreement of Gary H.
                  Schoenfeld

  (12) 10.17      Incentive Stock Option, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

  (13) 10.18      Employment Agreement dated as of December 1, 1995, by and
                  between Walter E. Schoenfeld and the Registrant

  (19) 10.18.1    Amendment No. 1 to the Employment Agreement of Walter E.
                  Schoenfeld

  (27) 10.18.2    Amendment No. 2 to the Employment Agreement of Walter E.
                  Schoenfeld, dated May 18, 1998

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

  (27) 10.33.1    Tour Title Sponsorship Agreement, dated as of January 1, 1998, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

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

  (25) 10.38      Employment Agreement, dated July 22, 1997, by and between the
                  Registrant and Ralph Serna

  (25) 10.39      Investor Rights Agreement, dated July 8, 1997, by and between the Registrant and The Zone Network, Inc.

  (25) 10.40      Purchase and Sale Agreement, dated August 18, 1997, by and between the
                  Registrant and Triple Crown, Inc.

  (25) 10.41      Letter of Intent, dated August 4, 1997, by and between the
                  Registrant and Board Wild LLC

  (27) 10.41.1    Member Admission Agreement, dated April 1, 1998,  re Board
                  Wild LLC

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

  (27) 27         Financial Data Schedule

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

(27)     Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VANS, INC.

                                          (Registrant)

                                          /s/ Craig E. Gosselin
                                          --------------------------------------
                                          By:  Craig E. Gosselin
Date:  August 19, 1999                    Vice President and General Counsel