Form 10-Q/A
period 1998-08-29
VANS INC
filed 1999-08-20
CIK 877273

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        AUGUST 29, 1998 AND MAY 31, 1998

                                                                         AUGUST 29,           MAY 31,
                                                                            1998               1998
                                                                       -------------       -------------
                                     ASSETS
Current assets:
Cash                                                                   $   6,675,907       $  16,779,528
Accounts receivable, net of allowance for doubtful accounts of
$1,387,757 and $1,117,695 at August 29, 1998 and May 31, 1998,            35,074,144          17,253,102
respectively
Inventories                                                               36,998,689          29,841,235
Deferred tax assets                                                        5,469,456           5,469,456
Prepaid expenses                                                           3,821,381           4,884,184
                                                                       -------------       -------------
                 Total current assets                                     88,039,577          74,227,505
Property, plant and equipment, net                                        13,898,278          12,994,043
Property held for lease                                                    4,742,713           4,789,314
Excess of cost over the fair value of net assets acquired, net of
accumulated amortization of $34,794,615 and $34,513,349 at August         22,859,475          18,500,327
29, 1998 and May 31, 1998, respectively
Other assets                                                               3,205,660           2,826,491
                                                                       -------------       -------------
                  Total Assets                                         $ 132,745,703       $ 113,337,680
                                                                       =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                  $  13,626,234       $   5,514,664
Accounts payable                                                           8,905,225           6,526,595
Accrued payroll and related expenses                                       2,942,489           2,672,047
Restructure costs                                                          4,434,956           5,612,758
Income taxes payable                                                       4,259,113           2,124,680
                                                                       -------------       -------------
              Total current liabilities                                   34,168,017          22,450,744
                                                                       -------------       -------------
Deferred tax liabilities                                                   2,127,859           1,862,452
Capital lease obligation                                                     222,309             135,143
Long term debt                                                             4,615,452           1,874,153
                                                                       -------------       -------------
                Total Liabilities                                         41,133,637          26,322,492
                                                                       -------------       -------------
Minority interest                                                          1,018,216             867,530
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized (1,500,000 shares designated as Series A
Participating Preferred Stock), none issued and outstanding                       --                  --

Common stock, $.001 par value, 20,000,000 shares authorized, 13,176,042 and
13,290,042 shares issued and outstanding at
August 29, 1998 and May 31, 1998, respectively                                13,175              13,290
Cumulative foreign translation adjustment                                     33,297             (60,159)
Additional paid-in capital                                               101,450,842         101,836,186
Accumulated deficit                                                      (10,903,464)        (15,641,659)
                                                                       -------------       -------------
           Total Shareholders' Equity                                     90,593,850          86,147,658
                                                                       -------------       -------------
Total Liabilities and Shareholders' Equity                             $ 132,745,703       $ 113,337,680
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

     The estimated provision included approximately $2,949,000 for terminated international distributor agreements and other related European restructuring costs such as legal, consulting and travel costs which were incurred in Q4 Fiscal 1998. Under the termination agreements, the international distributors received an aggregate of 150,000 shares of the Company's Common Stock, determined by negotiations between the parties, and some cash proceeds. The Company also agreed to re-acquire certain inventory of the distributors. The value of the inventory re-acquired from the distributors was approximately $1.0 million, valued at the distributors' cost basis, written down to the lower of cost or market.

     The estimated provision also included $2,184,000 for estimated loss on sale of plant equipment (see Note 5), $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the Vista Facility and prepare the site for a new tenant. The Vista Facility was closed on August 6, 1998.

     The following table outlines the beginning balance of, and expenditures related to, the restructuring accrual during the first quarter of Fiscal 1999 ("Q1 Fiscal 1999"):

                                                 May 31, 1998                                  August 29, 1998
                                                    Balance         Cash        Non-Cash            Balance
                                                 ------------    ----------   ------------    ----------------
     European Restructuring:
     Termination of international distributors     $2,534,000                   $ (484,000)       $2,050,000
     U.S. Restructuring:
     Plant closure costs                            3,079,000      (694,000)                       2,385,000
                                                   ----------     ---------     ----------        ----------
     Total restructuring cost                      $5,613,000                                     $4,435,000
                                                   ==========                                     ==========

     During Q1 Fiscal 1999, the Company incurred non-cash costs of $484,000 related primarily to the termination of one of Vans' international distributors and incurred cash expenditures of $694,000 related to the closure of the Vista Facility. Included in the cash expenditures for the Vista Facility were costs related to the involuntary termination benefits of approximately 300 employees. The Company estimates that it will spend the remainder of the reserve for involuntary termination benefits over the next six months. The majority of the remaining costs for both the U.S. and European restructurings also will be incurred during the next six months of Fiscal 1999 with the exception of the final cash payments for one of the terminated international distributors which are payable in December 1999. The cash expenditures will be funded out of operations.

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

     The Company incurred a one-time restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings will be incurred in the first six months of Fiscal 1999, with the exception of final cash payments for one of the terminated distributors which are payable in December 1999. Such cash expenditures will be funded out of operations. See Note 5 to Notes to Condensed Consolidated Financial Statements. The Vista Facility was closed on August 6, 1998.

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

INTEREST INCOME

     Interest income is primarily derived from the investment of a portion of the net proceeds from the Company's May 1996 public offering of common stock (the "Offering") and the investment of surplus operating cash. Interest income declined approximately $32,000 during Q1 Fiscal 1999 because the Company utilized interest-bearing investments to fund sales growth. As a result, the Company's investment accounts decreased to zero at August 29, 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     10.1 Surrender of Leasehold, dated September 14, 1998, by and between the Registrant and Pacific Gulf Properties, Inc.*

     27    Financial Data Schedule*

     ---------------
     * Previously filed.


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

                                        VANS, INC.
                                        (Registrant)

Date: August 19, 1999                   By:  /s/ Craig E. Gosselin
                                            -----------------------------------
                                            CRAIG E. GOSSELIN
                                            Vice President and
                                            General Counsel

                                  EXHIBIT INDEX



DOCUMENT                                                                PAGE NO.
--------                                                                --------
  10.1     Surrender of Leasehold, dated September 14, 1998,
           by and between the Registrant and Pacific Gulf
           Properties, Inc.*

  27       Financial Data Schedule*
  ---------------
  * Previously filed.