Form 10-Q/A
period 1998-11-28
VANS INC
filed 1999-08-20
CIK 877273

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 28, 1998 (UNAUDITED) AND MAY 31, 1998

                                                                            NOVEMBER 28,            MAY 31,
                                                                               1998                  1998
                                                                           -------------         -------------
                                             ASSETS
Current assets:
Cash                                                                       $   9,397,583         $  16,779,528
Accounts receivable, net of allowance for doubtful accounts of
$1,426,280 and $1,117,695 at November 28, 1998,and May 31, 1998,
respectively                                                                  29,961,740            17,253,102
Inventories                                                                   38,987,454            29,841,235
Deferred tax assets                                                            5,469,456             5,469,456
Prepaid expenses                                                               5,851,815             4,884,184
                                                                           -------------         -------------
                 Total current assets                                         89,668,048            74,227,505
Property, plant and equipment, net                                            14,763,897            12,994,043
Property held for lease                                                        4,691,438             4,789,314
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $35,061,494 and $34,513,349 at November
28, 1998,and May 31, 1998, respectively                                       23,510,686            18,500,327
Other assets                                                                   2,976,783             2,826,491
                                                                           -------------         -------------
                  Total Assets                                             $ 135,610,853         $ 113,337,680
                                                                           =============         =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                      $  15,935,869         $   5,514,664
Accounts payable                                                               6,412,908             6,526,595
Accrued payroll and related expenses                                           3,232,592             2,672,047
Restructuring costs                                                            1,836,246             5,612,758
Income taxes payable                                                           5,889,253             2,124,680
                                                                           -------------         -------------
              Total current liabilities                                       33,306,868            22,450,744
                                                                           -------------         -------------
Deferred tax liabilities                                                       1,685,258             1,862,452
Capital lease obligation                                                         264,159               135,143
Long term debt, excluding current obligations                                  4,672,238             1,874,153
                                                                           -------------         -------------
                Total Liabilities                                             39,928,523            26,322,492
                                                                           -------------         -------------
Minority interest                                                                750,001               867,530
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized  (1,500,000 shares designated as Series A
Participating Preferred  Stock), none issued and outstanding                          --                    --
Common stock, $.001 par value, 20,000,000 shares authorized,
13,623,224 and 13,849,848 shares issued and outstanding at
November 28, 1998, and May 31, 1998, respectively                                 13,416                13,290
Cumulative foreign translation adjustment                                          2,571               (60,159)
Additional paid-in capital                                                   103,287,168           101,836,186
Accumulated deficit                                                           (8,370,826)          (15,641,659)
                                                                           -------------         -------------
           Total Shareholders' Equity                                         94,932,329            86,147,658
                                                                           -------------         -------------
Total Liabilities and Shareholders' Equity                                 $ 135,610,853         $ 113,337,680
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
                                                         =============         =============


          See accompanying notes to consolidated financial statements

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
                                   (unaudited)

                                                                                     NOVEMBER 28,         NOVEMBER 29,
                                                                                        1998                 1997
                                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                         $  7,270,831         $  6,834,221
Adjustments to reconcile net earnings to net cash
used in operating activities:
    Depreciation and amortization                                                       2,467,205            2,016,917
    Net gain on sale of equipment                                                         (44,017)                  --
    Minority Share  of Income                                                             421,200              435,196
    Provision for losses on accounts receivable and sales returns                         228,001              276,051
    Changes in assets and liabilities, net of effects of business acquisition
          Accounts receivable                                                         (12,608,748)          (7,279,648)
          Inventories                                                                  (8,129,422)          (7,677,716)
          Deferred income taxes                                                          (177,194)             115,630
          Prepaid expenses                                                               (842,436)             (39,437)
          Other assets                                                                   (320,562)          (1,593,785)
          Accounts payable                                                             (1,483,766)             229,444
          Accrued payroll and related expenses                                           (126,072)             311,975
          Accrued interest                                                                     --               31,000
          Restructuring costs                                                          (4,189,765)                  --
          Income taxes payable                                                          3,764,573           (1,292,995)
                                                                                     ------------         ------------
              Net cash used in operating activities                                   (13,770,172)          (7,633,147)
                                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                             (3,290,415)          (2,561,672)
Investments  in other companies, net of cash received                                    (214,310)          (1,501,991)
Proceeds from sale of property, plant and equipment                                       808,033                   --
                                                                                     ------------         ------------
              Net cash used in investing activities                                    (2,696,692)          (4,063,663)
                                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds on short term borrowings                                                       9,594,610            2,316,212
Payments on capital lease obligations                                                     (97,071)             (16,753)
Proceeds from long term debt                                                            1,412,813            1,446,945
Consolidated subsidiary dividends paid to minority shareholders                          (413,548)            (309,023)
Proceeds from issuance of common stock                                                  1,219,025              884,648
Payment for repurchase of common stock                                                 (2,693,639)                  --
                                                                                     ------------         ------------
              Net cash provided by financing activities                                 9,022,190            4,322,029
              Effect of exchange rate changes on cash                                      62,730              (59,899)
                                                                                     ------------         ------------
              Net decrease in cash and cash equivalents                                (7,381,944)          (7,434,680)
Cash and cash equivalents, beginning of period                                         16,779,528           15,350,175
                                                                                     ------------         ------------
Cash and cash equivalents, end of period                                             $  9,397,584         $  7,915,495
                                                                                     ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest                                                                         $    181,038         $     49,739
    Income taxes                                                                     $    648,800         $  5,058,900

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in investment in consolidated subsidiary
    Stock issued                                                                     $    926,342         $    597,280
Consolidated subsidiary dividend payable to minority shareholder                     $         --                   --
Business Acquisition
   Common stock issued for business acquisition                                      $  1,999,380                   --
   Note payable issued for business acquisition                                      $  1,483,479                   --
   Fair value of net liabilities assumed, excluding cash received                    $  1,144,044                   --


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

   The following table outlines the beginning balance of, and expenditures and adjustments to, the restructuring accrual during the second quarter of Fiscal 1999 ("Q2 Fiscal 1999"):

                                                  August 29, 1998                               November 28, 1998
                                                  ---------------------------------------------------------------
                                                     Balance          Cash        Non-Cash           Balance
                                                  ---------------------------------------------------------------
   EUROPEAN RESTRUCTURING:
   Termination of international distributors       $2,050,000                     (1,021,000)      $1,029,000
   U.S. RESTRUCTURING:
   Plant closure costs                              2,385,000      (1,578,000)                        807,000
                                                   ----------                                      ----------
   Total restructuring cost                        $4,435,000                                      $1,836,000
                                                   ==========                                      ==========


   During Q2 Fiscal 1999, the Company incurred non-cash costs of $1,021,000 related to the termination of two of the Company's international distributors in Europe and incurred cash expenditures of $1,578,000 related to the closure of the Vista Facility. The majority of the remaining costs for both the U.S. and European restructurings will be incurred during the next three months of Fiscal 1999 with the exception of the final cash payments for one of the terminated international distributors which are payable in December 1999. The cash expenditures will be funded out of operations.

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

   Selling and distribution. Selling and distribution expenses increased 27.0% to $10,335,000 in Q2 Fiscal 1999 from $8,137,000 in Q2 Fiscal 1998, primarily due to: (i) an increase in the number of Company-owned retail stores, the opening of a 46,000 square foot skate park in Orange, California (the "Skate Park") and activities to support the Company's sales growth; (ii) the inclusion of Vans Uruguay, Vans Brazil, VFL and Switch in the Company's results of operations, which entities were not included in the Company's results of operations for Q2 Fiscal 1998 because Vans Uruguay, Vans Brazil and VFL had not yet been formed, and Switch had not yet been acquired by the Company; and (iii) the start-up costs related to the Company's conversion of its European operations from a distributor system to a direct sales and distribution system utilizing sales agents (the "European Conversion").

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


INTEREST INCOME

   Interest income is primarily derived from the investment of a portion of the net proceeds from the Company's May 1996 public offering of common stock (the "Offering") and the investment of surplus operating cash. Interest income declined $80,000 during Q2 Fiscal 1999 because the Company utilized interest-bearing investments to fund sales growth. As a result, the Company's investment accounts decreased to zero at November 28, 1998.


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


INTEREST INCOME

   Interest income was derived primarily from the investment of a portion of the net proceeds of the Offering and the investment of surplus cash. Interest income decreased approximately $112,000 during the Fiscal 1999 six months for the same reasons discussed under the caption "Interest Income" for Q2 Fiscal 1999.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  10.1 Employment Agreement, dated October 21, 1998, by and between the Registrant and Stephen M. Murray*

  27   Financial Data Schedule*
  --------------
  * Previously filed.


  (b)  Reports on 8-K.

  The Company did not file any Reports on Form 8-K during Q2 Fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VANS, INC.
                                        (Registrant)

Date: August 19, 1999                   By: /s/ Craig E. Gosselin
                                            ------------------------------------
                                            CRAIG E. GOSSELIN
                                            Vice President and General Counsel

                                  EXHIBIT INDEX


        DOCUMENT                                                           PAGE NO.
        --------                                                           --------
10.1    Employment Agreement, dated October 21, 1998, by and between the
        Registrant and Stephen M. Murray*

27      Financial Data Schedule*
----------------
* Previously filed.