Form 10-Q/A
period 1999-02-27
VANS INC
filed 1999-08-20
CIK 877273

================================================================================

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
                       FEBRUARY 27, 1999 AND MAY 31, 1998
                                   (unaudited)

                                                                                   FEBRUARY 27,            MAY 31,
                                                                                       1999                 1998
                                                                                   -------------       -------------
                       ASSETS
Current assets:
Cash ........................................................................      $  5,193,280        $ 16,779,528
Accounts receivable, net of allowance for doubtful accounts of $1,549,904
and $1,117,695 at  February 27, 1999 and May 31, 1998, respectively .........        31,373,741          17,253,102
Inventories .................................................................        37,424,537          29,841,235
Deferred tax assets .........................................................         5,469,456           5,469,456
Prepaid expenses ............................................................         6,162,569           4,884,184
                                                                                   ------------        ------------
           Total current assets .............................................        85,623,583          74,227,505
Property, plant and equipment, net ..........................................        15,056,316          12,994,043
Property held for lease .....................................................         4,640,260           4,789,314
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $35,378,490 and $34,513,349 at February 27,1999 and
May 31,1998, respectively ...................................................        23,253,125          18,500,327
Other assets ................................................................         2,904,704           2,826,491
                                                                                   ------------        ------------
            Total Assets ....................................................      $131,477,988        $113,337,680
                                                                                   ============        ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current obligation on long-term debt ..............      $ 12,545,502        $  5,514,664
Accounts payable ............................................................         4,899,430           6,526,595
Accrued payroll and related expenses ........................................         2,233,066           2,672,047
Accrued interest ............................................................           428,892                 --
Restructuring costs .........................................................           948,960           5,612,758
Income taxes payable ........................................................         4,781,738           2,124,680
                                                                                   ------------        ------------
           Total current liabilities ........................................        25,837,588          22,450,744
                                                                                   ------------        ------------
Deferred tax liabilities ....................................................         1,819,613           1,862,452
Capital lease obligation ....................................................           197,855             135,143
Long term debt, excluding current obligations ...............................         8,576,916           1,874,153
                                                                                   ------------        ------------
          Total Liabilities .................................................        36,431,972          26,322,492
                                                                                   ------------        ------------

Minority interest ...........................................................           706,208             867,530

Shareholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 13,234,901 and
13,290,042 shares issued and outstanding at February 27, 1999 and
May 31, 1998, respectively ..................................................            13,231              13,290
Cumulative foreign translation adjustment ...................................           (42,505)            (60,159)
Additional paid-in capital ..................................................       102,121,199         101,836,186
Accumulated deficit .........................................................        (7,752,117)        (15,641,659)
                                                                                   ------------        ------------
    Total Shareholders' Equity .............................................         94,339,808          86,147,658
                                                                                   ------------        ------------
Total Liabilities & Shareholders' Equity ....................................      $131,477,988        $113,337,680
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
                                                        ============        ============

 See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          THIRTY NINE WEEKS ENDED FEBRUARY 27,1999 AND FEBRUARY 28,1998
                                   (unaudited)

                                                                                   February 27,       February 28,
                                                                                       1999               1998
                                                                                   ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings ...............................................................      $  7,906,544       $  9,158,653
 Adjustments to reconcile net earnings to net cash
 used in operating activities:
     Depreciation and amortization ..........................................         3,705,295          3,318,950
     Restructure cost recoveries ............................................          (393,477)                --
     Net gain on sale of equipment ..........................................           (49,358)                --
     Minority share of income ...............................................           377,407            503,426
     Provision for losses on accounts receivable and sales returns ..........           395,501            746,851
     Changes in assets and liabilities, net of effects of business acquisition
           Accounts receivable ..............................................       (14,188,249)        (4,005,574)
           Inventories ......................................................        (6,566,505)        (6,353,435)
           Deferred income taxes ............................................           (42,839)           138,127
           Prepaid expenses .................................................        (1,153,190)          (354,218)
           Other assets .....................................................          (301,050)        (1,740,083)
           Accounts payable .................................................        (3,040,138)          (541,621)
           Accrued payroll and related expenses .............................          (713,708)             6,226
           Restructuring costs ..............................................        (4,683,574)                --
           Income taxes payable .............................................         2,657,058         (1,156,262)
                                                                                   ------------       ------------
               Net cash used in operating activities ........................       (16,090,283)          (278,960)
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment .................................        (4,386,106)        (3,990,577)
 Investments  in other companies, net of cash received ......................          (219,900)        (2,027,535)
 Proceeds from sale of property, plant and equipment ........................           840,093                 --
                                                                                   ------------       ------------
               Net cash used in investing activities ........................        (3,765,913)        (6,018,112)
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) on short term borrowings ...............................         6,252,492            (55,081)
 Payments on capital lease obligations ......................................          (163,374)           (40,741)
 Proceeds from long term debt ...............................................         5,317,492          1,731,875
 Consolidated subsidiary dividends paid to minority shareholders ............          (413,548)          (526,106)
 Proceeds from issuance of common stock .....................................         1,219,025          1,031,059
 Payment for repurchase of common stock .....................................        (3,959,793)          (306,215)
                                                                                   ------------       ------------
               Net cash provided by financing activities ....................         8,252,294          1,834,791
               Effect of exchange rate changes on cash ......................            17,654           (170,494)
                                                                                   ------------       ------------
               Net decrease in cash and cash equivalents ....................       (11,586,248)        (4,632,775)
 Cash, beginning of period ..................................................        16,779,528         15,350,175
                                                                                   ------------       ------------
 Cash, end of period ........................................................      $  5,193,280       $ 10,717,400
                                                                                   ============       ============
 SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
     Interest ...............................................................      $    426,058       $    177,895
     Income taxes ...........................................................      $  1,372,398       $  6,128,837

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Increase in investment in consolidated subsidiary
     Fair value of net assets acquired ......................................      $    121,181       $         --
     Stock issued ...........................................................      $    926,342       $    597,280
 Business Acquisition
    Common stock issued for business acquisition ............................      $  1,999,380
    Note payable issued for business acquisition ............................      $  1,483,479
    Fair value of net liabilities assumed, excluding cash received ..........      $  1,144,044

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

    The following table outlines the beginning balance of, and expenditures and adjustments to, the restructuring accrual during the third quarter of Fiscal 1999 ("Q3 Fiscal 1999"):


                                                           NOVEMBER 28,                                        FEBRUARY 27,
European Restructuring:                                       1998                                                 1999
                                                            BALANCE               CASH            ADJUSTMENTS    BALANCE
                                                           ---------------------------------------------------------------
Termination of international distributors ...........      $ 1,029,000           (80,000)               --       $ 949,000
U.S. RESTRUCTURING:
Plant closure costs .................................          807,000          (414,000)         (393,000)             --
                                                           -----------                                           ---------
                                                           $ 1,836,000                                           $ 949,000
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

   Selling and distribution. Selling and distribution expenses increased 39.8% to $11,801,000 in Q3 Fiscal 1999 from $8,440,000 in Q3 Fiscal 1998, primarily due to: (i) start-up costs related to the European Conversion; (ii) expansion of the Company's retail store chain; (iii) the inclusion of Vans Uruguay, VFL and Switch in the Company's results of operations, which subsidiaries were not included in the Company's results of operations for Q3 Fiscal 1998 because Vans Uruguay and VFL had not yet been formed and Switch had not yet been acquired by the Company; and (iv) activities to support the Company's sales growth.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)Exhibits

    10.1          Employment Agreement, dated March 15, 1999, by and between the
                  Registrant and Joseph Giles*

    10.2          Employment Agreement, dated April 1, 1999, by and between the
                  Registrant and Kyle B. Wescoat*

    10.3 Employment Agreement, dated January 21, 1999, by and between the Registrant and Robert H. Camarena*

    10.4          Fourth Amendment to Amended and Restated Loan and Security
                  Agreement, dated as of February 26, 1999, by and between the Registrant and Bank of the West*

    27            Financial Data Schedule*
    ----------------
    * Previously filed.

   (b) Reports on 8-K.

The Company did not file any Reports on Form 8-K during Q3 Fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VANS, INC.
                                           (Registrant)


Date: August 19, 1999                      By: /s/ Craig E. Gosselin
                                           -------------------------------------
                                           CRAIG E. GOSSELIN
                                           Vice President and
                                           General Counsel

                                  EXHIBIT INDEX

         DOCUMENT                                                               PAGE NO.
         --------                                                               --------
10.1     Employment Agreement, dated March 15, 1999, by and between the Registrant and Joseph Giles*

10.2 Employment Agreement, dated April 1, 1999, by and between the Registrant and Kyle B. Wescoat*

10.3 Employment Agreement, dated January 21, 1999, by and between the Registrant and Robert H. Camarena*

10.4 Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of February 26, 1999, by and between the Registrant and Bank of the West*

27       Financial Data Schedule*
--------------
* Previously filed.