Form 10-K405
period 1999-05-31
VANS INC
filed 1999-08-30
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

        For the fiscal year ended May 31, 1999, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the transition period from ___________ to ___________

Commission file number:      0-19402

                                   VANS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               33-0272893
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)            Identification Number)

         15700 Shoemaker Avenue,                          90670
      Santa Fe Springs, California                     (Zip Code)
(Address of principal executive offices)

                                 (562) 565-8267
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)
                          Common Stock Purchase Rights
                                (Title of Class)

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

The approximate aggregate market value of the Common Stock held by non-affiliates of registrant (computed based on the closing sales price of the Common Stock, as reported on the NASDAQ Stock Market on August 25, 1999), was $151,666,000.

The number of shares of registrant's Common Stock outstanding at August 25, 1999, was 13,498,220.

                      Documents Incorporated By Reference:

Portions of registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report, and certain exhibits are incorporated by reference into Part IV of this report.



                                      (i)

                                   VANS, INC.

                                    FORM 10-K

                     For the Fiscal Year Ended May 31, 1999

                                TABLE OF CONTENTS

                                                      PAGE NO.
                                                      --------
PART I
        Item  1. Business.............................   1
        Item  2. Properties...........................  14
        Item  3. Legal Proceedings....................  15
        Item  4. Submission of Matters to a Vote
                 of Security Holders..................  15

Part II

        Item  5. Market for Registrant's Common
                 Equity and Related Stockholder
                 Matters..............................  15

        Item  6. Selected Financial Data..............  16
        Item  7. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations............  17
        Item 7A. Quantitative and Qualitative
                 Disclosures About Market Risk........  26
        Item  8. Financial Statements and
                 Supplementary Data...................  27
        Item  9. Changes in and Disagreements With
                 Accountants on Accounting and
                 Financial Disclosure.................  46

Part III

        Item 10. Directors and Executive Officers
                 of the Registrant....................  46
        Item 11. Executive Compensation...............  46
        Item 12. Security Ownership of Certain
                 Beneficial Owners and Management.....  46

        Item 13. Certain Relationships and Related
                 Transactions.........................  46

Part IV

        Item 14. Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K...  46



                                      (ii)

ITEM 1. BUSINESS

GENERAL

        Vans, Inc. (the "Company") is a leading lifestyle, retail and entertainment-based company which targets 10-24 year-old consumers through the sponsorship of Core Sports,(TM) which consist of alternative and enthusiast sports such as skateboarding, snowboarding, surfing and wakeboarding, and through major entertainment events and venues, such as the VANS Triple Crown Series, the VANS Warped Tour,(TM) the VANS World Amateur Skateboarding Championships, and the world's largest skateparks. The Company was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes. The Company is incorporated in Delaware.

MARKETING AND PROMOTION

        The Company markets the VANS brand through the sponsorship of Core Sports(TM) and entertainment events, print and television advertising and Core Sport(TM) athletic endorsements. In addition, point-of-purchase merchandising used by the Company's customers, as well as the design of the Company's retail stores, skateparks and factory outlets, further promote the VANS brand.

        CORE SPORTS(TM) AND ENTERTAINMENT EVENT SPONSORSHIPS

        The Company's marketing and promotion strategy includes the ownership and sponsorship of Core Sports(TM) and entertainment events. The Company owns and/or sponsors numerous events collectively known as the "VANS Triple Crown Series." These events feature top athletes competing in sanctioned contests at venues around the world. Currently, the VANS Triple Crown Series is comprised of the VANS Triple Crown of Skateboarding(TM) (owned by the Company); the VANS Triple Crown of Surfing(R) (owned by the Company); the VANS Triple Crown of Snowboarding(R) (owned by the Company); the VANS Triple Crown of Wakeboarding(R) (events owned by World Sports and Marketing; Series name owned by the Company); the VANS Triple Crown of Freestyle Motocross(TM) (events owned by Pace Motor Sports; Series name owned by the Company); and the VANS Triple Crown of Supercross(TM) (events owned by Pace Motor Sports; Series name co-owned by the Company and Pace Motor Sports).

        The Company also sponsors other Core Sports(TM) contests, events and leagues, such as the VANS All-Girls Skate Jam, the Mt. Baker Banked Slalom, the National Bike League and the American Bike League, and owns the High Cascade Snowboard Camp,(TM) the leading summer snowboarding camp in the world ("HCSC"). HCSC is located at the base of Mount Hood, Oregon and capitalizes on the fact that no other location in North America offers snow conditions year-round. Participants in the seven and ten day camp sessions enjoy state-of-the-art snowboarding facilities on the mountain and receive instruction from top snowboard coaches. When not snowboarding, campers use HCSC's skateboard facilities and have the opportunity to go wakeboarding and mountain biking. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

        The Company is also the exclusive title sponsor, and a part-owner, of the "VANS Warped Tour.(TM)" This traveling music/sports tour visits top young adult markets throughout the world. The 1998 Tour visited 33 U.S. and Canadian markets and 33 cities in Europe and Australia, and appeared before approximately 1 million people. The Tour is an affordable daytime lifestyle, music and sports festival for teenagers and young adults, with skateboarding, and biking demonstrations, retailer booths, video games, prize giveaways and performances by top alternative bands. It also features an amateur skateboarding competition in selected locations, with the winners being invited to participate at the VANS World Amateur Skateboarding Championships. The Tour is promoted through local radio, print, poster and flyer distribution, supplemented by national promotion via television, print and the Internet. The 1999 Tour is traveling to 30 cities in North America and 30 cities in Europe, Australia and Hawaii.

        The Company has combined the VANS Triple Crown Series and the VANS Warped Tour(TM) as a package and sold sub-sponsorships to key advertisers, such as Casio/G-Shock, Pepsi/ Mountain Dew, and Rolling Stone Magazine. The Company has also reached a worldwide agreement with ESPN Networks to televise all events comprising the VANS Triple Crown Series on ESPN, espn2 and ESPN's international affiliates.

        The Company also owns a minority interest in Board Wild LLC ("BW"), producer of the syndicated "Board Wild" television series, a program which features Core Sports(TM) and the athletes who participate in them. The series is aired 52 weeks per year on Fox Sports nationwide and is syndicated worldwide. The Company is a permanent sponsor of the series and receives preferred advertising placement and rates on series episodes. The series also gives added exposure to the Company's athletes and events.

        ATHLETE ENDORSEMENTS

        The Company sponsors over 200 of the world's top male and female athletes in numerous Core Sports(TM) including skateboarding, snowboarding, surfing, wakeboarding, street luge, motocross, BMX and mountain biking. The Company's sponsored athletes aid in the design of the Company's products, make promotional appearances, wear the Company's products exclusively and increase overall consumer awareness of the VANS brand. The Company supports its sports marketing with trading cards and print and television advertising featuring its sponsored athletes.

        PRINT AND TELEVISION ADVERTISEMENTS

        The VANS Core Sports(TM) image is enhanced by print and television advertising campaigns which depict youthful, contemporary lifestyles and attitudes and are carried on networks such as MTV, Comedy Central, Fox Sports Net, EPSN, and espn2, and in magazines such as TransWorld SKATEboarding, Thrasher and TransWorld SNOWboarding. The Company promotes its lifestyle image through advertisements in a number of magazines that appeal to its target customer group, including Rolling Stone, Spin, ESPN Magazine, Option, Maxim, and Bikini. In addition, the Company selectively advertises in widely circulated fashion and lifestyle magazines, such as Teen People and Jump. The Company develops much of its advertising in-house, which the Company believes allows it to respond more quickly and with a greater degree of creative and cost control.

        THE INTERNET

        Vans.com. Since September 1995, the Company has marketed its products and image through its interactive home page on the World Wide Web (www.vans.com) to customers who directly access the Internet. The Website, which was recently significantly upgraded, includes a product pictorial, photos, interviews, sound and video clips of bands who wear VANS products, profiles and interviews with members of the Company's sports teams, information on Company-sponsored events, and the Company's history.

        E-Commerce. In June 1999, Vans.com LLC, a Delaware limited liability company wholly-owned by the Company, began to offer VANS footwear for sale over the Internet. This online store displays high quality digital images of footwear in both medium-and large-size photographs with front and alternate views of the product. Shoppers can shop 24 hours a day, seven days a week. Purchases can be made with credit cards, and orders generally are shipped within three business days via UPS. Customers generally receive their orders three to five business days after shipment. Vans.com LLC intends to expand its product offerings over the Internet during Fiscal 2000.

        MountainZone.com. Seeking to further capitalize on the opportunities presented by the World Wide Web, during Fiscal 1997, the Company acquired a minority interest in The ZoneNetwork.com, Inc., a Seattle-based company ("Zone") which publishes "The Mountain Zone," a Website focusing on mountain-related events, including snowboarding and mountain biking. Zone also provides the Company with the opportunity to market the VANS brand and VANS products on The Mountain Zone website.

        ARTIST RELATIONS

        The Company's artist relations group seeks to generate alliances among the Company, retailers and motion picture studios through promotional ties-ins. Additionally, this group helps build the VANS brand through product placement with key artists in the music, television and motion picture industries.

PRODUCT DESIGN AND DEVELOPMENT

        The Company's product design and development efforts are centered around leading edge trends in the worldwide youth culture, including such areas as Core Sports,(TM) alternative music, television, clothing and movies. The Company's products are then designed and refined based on consumer and retailer feedback through multiple product reviews. The Company's designers work to monitor subtle changes in the sports, music, media and fashions which appeal to the Company's core customers.

        The Company designs and merchandises four lines of footwear products per year, two for Spring, one for the "Back to School" season and one for the Holiday season. The Company also introduces two lines of clothing per year and one line of snowboard boots per year.

        PRODUCTS

        The Company produces a wide variety of casual, active-casual and performance footwear products and snowboard boots, all of which are designed to appeal to Core Sports(TM) enthusiasts seeking performance footwear and mainstream consumers seeking footwear that represents youth, individuality and independence. The average retail prices for the Company's footwear products range from $30 to $80 for casual and performance footwear, from $129 to $219 for strap-in snowboard boots, and $159 to $275 for step-in snowboard boots. The Company's clothing and accessories lines offer knit shirts, T-shirts, hats, pants, shorts and snowboard outerwear, bags and backpacks.

        The Company's footwear line is segmented into the following categories:

        High Performance Series. This line includes the most technical skateboarding shoes which are sold in independent skate and surf shops.

        Performance Unlimited Series. This line includes technical, performance-oriented skateboarding and biking shoes which are mainly sold in athletic footwear and fashion/lifestyle stores. The Company has also expanded this line to include outdoor biking and hiking-influenced trekking shoes and snow-influenced after snowboarding boots ("S.U.B. Boots").

        Prelims Series. This line includes skate-influenced, non-technical casual canvas and leather shoes which are mainly sold to mass merchandisers.

        Classics. This line includes traditional vulcanized canvas and suede shoes which are sold through all retail levels.

        MEN'S FOOTWEAR

        High Performance Series , Performance Unlimited Series and Signature Skate Shoes. Throughout its 33-year history, the VANS brand has long been associated with skateboarding. The Company offers a variety of High Performance and Performance Unlimited skate shoes that are designed and developed for skateboarding, and that have specific features for the sport, such as grippy gum rubber outsoles, double or triple layers of suede or leather in the ollie area for extra durability, double or triple stitching for durability, and extra padded tongues and collars for comfort and support. In addition, High Performance skate shoes have additional features for the most demanding riders, such as an internal elastic tongue holder, extra durable laces, and rubber toe guards. During Fiscal 1998, the Company introduced the first-ever skate-specific technology in its skate shoes, as part of the High Performance Series. The patented Impulse Technology(R) helps to prevent heel bruising (one of the main injuries in skateboarding), and lengthens the life of heel cushioning. During Fiscal 1999, Impulse Technology(R) was upgraded to utilize improved cushioning and shock absorption material to provide more support for skateboarding, and the technology was expanded into a line of Impulse Technology(R) insoles.

        The Company also offers Signature Skate Series shoes, and works with some of the world's top skaters, such as Steve Caballero, Salman Agah, Omar Hassan, John Cardiel and Willy Santos to develop performance footwear. The Company believes the identification of its shoes with top skaters helps to increase sales of its performance footwear. Some of the Company's High Performance Series shoes are the Revert,(TM) Mingus II,(TM) Monk II,(TM) and Slum.(TM) Performance Unlimited Series shoes include the Tabloid,(TM) X-One,(TM) King,(TM) and Tidown,(TM) and the Signature Skate Series shoes include the Cab 5,(TM) Omar Hassan II and Santos.(TM)

        During Fiscal 1999, the Company expanded its men's line to include outdoor biking and hiking-influenced trekking shoes that are designed to wear on and off the mountain. The S.U.B. boot line includes the Low Standard(TM) and the Daniel Franck signature boot. The Company's trekking shoes include the Trek Skool,(TM) Link,(TM) and Platinum.(TM)

        Prelims Series and Classics. The Company's Prelims Series includes a wide variety of casual suede, leather and canvas shoes with skate influence. The Classics include traditional vulcanized surf and skate-oriented footwear, as well as basic canvas styles. Some of the Company's Prelims Series shoes are the Inner,(TM) Quann,(TM) and Swizzle.(TM) The Classics include the Classic
Slip-On, Authentic,(TM) Old Skool,(TM) and SK8-Hi.(TM)

        WOMEN'S FOOTWEAR

        The Company's footwear products for women include skate-influenced casual shoes, as well as basic, classic deck shoes. Many of these products incorporate fundamental features of the Company's skate shoes with fashion-conscious detailing, colors and fabrics, such as suede, leather and canvas. The line includes vulcanized shoes, as well as cemented cup-soled shoes and sandals. Some of the Company's women's shoes include the Cara-Beth II,(TM) Entourage,(TM) Glitz,(TM) Instinct,(TM) and Vitamin.(TM)

        CHILDREN'S FOOTWEAR

        The Company offers a variety of boys' and youth's casual footwear that follow the direction of the men's Performance Unlimited and Prelims Series, as well as Classics. These shoes include the Santos,(TM) Cab5,(TM) Tabloid(TM) and Inner(TM). During Fiscal 1999, the Company expanded its children's line to include young girls shoes which follow the direction of the women's line, including the Cara Beth II,(TM) Encourage,(TM) and Best.(TM)

        SNOWBOARD BOOTS; STEP-IN BINDINGS

        For the 1999/2000 snowboard season, the Company has divided its snowboard boot line into two categories: (i) conventional strap-on boots, and
(ii) step-in boots which are designed to be compatible with the Switch Autlock(R) step-in binding system (see below). The Company's boots are endorsed by several world-class snowboarders, including Jamie Lynn, Circe Wallce, Daniel Franck (winner of a Silver Medal at the 1998 Winter Olympics), and Axel Pauporte.

        In July 1998, the Company acquired Switch Manufacturing ("Switch"), maker of the Switch Autolock(R) step-in snowboard boot binding system, one of the leading step-in systems in the world (the "Autolock(R) System"). The Company, through Switch, licenses certain proprietary technology to boot manufacturers such as Northwave, Raichle and Heelside for use on their snowboard boots. Switch then sells compatible Autolock(R) Systems to dealers for resale with such boots. The Company's Switch-compatible boots are its most technically advanced and feature Crosslink(TM) technology, a three-position in-step strap which is integrated to be a lateral flexing adjustable forward lean system. Certain Switch-compatible boots, known as "X-Type" boots, also feature an external high-back binding.

        In March 1999, Switch entered into a three-year agreement with Nike USA, Inc. whereby Nike agreed to exclusively utilize Switch's proprietary technology in connection with its new line of snowboard boots during the term of the agreement. The Company has also reached agreements with leading snowboard boot brands such as Northwave, Heelside, Drake and DC Shoes for future expanded use of Switch technology in their products.

        APPAREL

        The Company's apparel division designs and produces lifestyle, skateboard and snowboarding apparel. The lifestyle line includes T-shirts, Polo shirts, woven shirts, fleece, walkshorts and pants which focus on the skateboard culture. The TRIPLE CROWN OF SURFING(R) line includes boardshorts, T-shirts, woven and knit shirts and is based on the Company's Triple Crown of Surfing Series. This line is sold primarily to specialty surf shops as well as through the Company's own retail stores.

        The snowboard line includes technical outerwear, jackets and pants, sweaters, polyester fleece, T-shirts, hats, gloves and accessories. The line is endorsed by several professional snowboarders, including Daniel Franck and Jimmy Halopoff, and is primarily sold to snowboard specialty and sporting goods stores.

        In March 1999, the Company and Pacific Sunwear of California, Inc. ("Pac Sun") formed Van Pac, LLC, a Delaware limited liability company ("Van Pac"). Van Pac is 51% owned by the Company and 49% owned by Pac Sun. Pursuant to the terms of the Van Pac Limited Liability Company Agreement, Van Pac will sell certain apparel and accessories to the Company and Pac Sun for distribution through their respective stores. Pac Sun provides product development, design, sourcing, quality control and inventory planning to Van Pac, and the Company contributes design services and has licensed the VANS and TRIPLE CROWN(TM) trademarks and logos to Van Pac for use on the licensed products in the United States. Van Pac commenced sales in June 1999.

        SUNGLASSES

        In April 1999, the Company and Sunglass Hut International, Inc. ("Sunglass Hut") formed VASH, LLC, a Delaware limited liability company ("VASH"). VASH is 51% owned by the Company and 49% owned by Sunglass Hut. Pursuant to the terms of the VASH Limited Liability Company Agreement, VASH will sell sunglasses to the Company for distribution through its stores and to its wholesale customers and to Sunglass Hut for distribution through its stores. Sunglass Hut provides design, product development, sourcing, quality control and inventory planning to VASH, and the Company has licensed the VANS and TRIPLE CROWN(TM) trademarks and logos to VASH for use on the licensed products throughout the world, except Japan. The Company anticipates that VASH will commence sales in 2000.

SALES AND DISTRIBUTION

        The Company has two primary distribution channels for its products: (i) sales through Company-operated retail and factory outlet stores; and (ii) wholesale sales, which consist of domestic sales through national and regional retailers, as well as independent specialty stores, including skate and surf shops, and international sales through a wholly-owned subsidiary which contracts with distributors and also sells through sales agents.

        RETAIL SALES

        General. The Company operates 117 retail stores (as of August 25, 1999). The Company's retail stores are divided into four store groups: conventional mall and freestanding stores; VANS Triple Crown(TM) stores (see below); factory outlet stores; and clearance stores. The Company's retail stores carry a wide variety of the Company's footwear products, along with apparel and accessory items, most of which bear the VANS brand name and logo. The stores are an integral part of the Company's strategy for building the VANS brand, providing wide exposure to all of the Company's products and enabling the Company to stay close to the needs of its customers. During Fiscal 1999, the Company continued its strategy of expanding its retail stores beyond Southern California, opening stores in six new states outside California. The Company now operates stores in 25 states. The Company also opened two additional outlet stores in the United Kingdom, and one outlet store in Spain and Austria.

        The standard Company retail store is approximately 1,400 to 2,700 square feet. A typical Company store is open seven days a week, for an average of eleven hours per day, and has two or three employees in the store during business hours. The Company sells factory seconds and discontinued shoes at discounted prices through 55 factory outlets (as of August 25, 1999). The Company opened 11 factory outlets during Fiscal 1999. The Company continually works to upgrade the design and layout of its retail stores as part of its overall marketing plan and remodels older stores as its resources permit to further promote the VANS brand image. The Company also, as a matter of course, seeks to identify underperforming stores for possible closure.

        The Company did not close any stores in Fiscal 1999.

        Skateparks. In November 1998, the Company opened the world's largest skatepark at The Block, a Mills Corporation shopping and entertainment center located in Orange, California (the "Orange Skate Park"). The Orange Skate Park is a 46,000 square foot enclosed facility and features vertical ramps, mini-ramps, an extensive street course, two empty swimming pools suitable for skating, and a peewee course. Since its opening, more than 100,000 participants have utilized the Orange Skate Park. The success of this park lead to the Company's decision to open additional enclosed-space parks. In that regard, in July 1999, the Company opened a second park in Bakersfield, California which is approximately 59,000 square feet. The Company has also signed leases or reached agreements to open the following parks:

      ------------------------------------------------------------------------------------------------
                 LOCATION                  APPROXIMATE SIZE (SQ. FT)         EXPECTED OPENING DATE
      ------------------------------------------------------------------------------------------------
      Ontario, California(1)                        60,000                         Fall 1999
      ------------------------------------------------------------------------------------------------
      Milpitas, California(2)                       58,000                        Spring 2000
      ------------------------------------------------------------------------------------------------
      Orlando, Florida(3)                           50,000                         Fall 2000
      ------------------------------------------------------------------------------------------------
      Arlington, Virginia(4)                        55,000                        Spring 2000
      ------------------------------------------------------------------------------------------------
      Toronto, Canada(4)                            50,000                            2001
      ------------------------------------------------------------------------------------------------

----------

(1) Construction of park to be substantially financed by landlord; includes 15,000 square foot BMX dirt bicycle course.

(2)     Existing structure; park course to be financed by landlord.

(3) Construction of structure to be financed by landlord; park course financed by the Company.

(4)     Construction of park to be financed by landlord.

        Triple Crown Stores. In the fourth quarter of Fiscal 1999, the Company opened its first two "VANS Triple Crown(TM)" stores, one in the San Francisco Bay area, and one in the Chicago area. Each VANS Triple Crown(TM) store emphasizes and promotes the various Triple Crown Core Sports(TM) the Company sponsors through sectioned-off portions of the store which feature a particular sport. For example, the skateboarding section contains a mini skate ramp for skaters to use, and the Company sells skateboards, helmets, knee and elbow pads and VANS skate shoes in that section. The snowboarding section features a faux snow-covered mountain which is cool to the touch, and the Company sells VANS snowboard boots, Switch Autolock(R) Systems, snowboards, helmets, snow goggles and snow accessories in that section. Similarly themed areas are also provided for surfing and wakeboarding. VANS Triple Crown(TM) stores are approximately 3,500 to 4,500 square feet and are located in prominent full-priced malls. Since the end of Fiscal 1999, the Company has opened VANS Triple Crown(TM) stores in Norfolk, Virginia, Murray, Utah, King of Prussia, Pennsylvania, and Miami, Florida. The Company currently intends to open up to five additional VANS Triple Crown(TM) stores in Fiscal 2000.

        DOMESTIC SALES

        The Company sells its products through approximately 3,000 active accounts, including Journeys, Pacific Sunwear, Foot Action, Venator Group, Inc. (which includes Foot Locker, Kids Foot Locker, Lady Foot Locker, and Champs Sporting Goods), Mervyns, Kohls, Kids R Us and Nordstrom. The Company also sells its products through independent retailers such as skateboard and surf shops to maintain its authenticity and to stay close to its core customers.

        The Company strives to maintain the integrity of the VANS image by controlling and segmenting the distribution channels for its products based on criteria which include the retailer's image and ability to effectively promote the Company's products. The Company works with its retailers to display, stock and sell a greater volume of the Company's products. The Company sells products to its domestic accounts primarily through independent sales representatives. Several of the Company's larger accounts are managed by Company sales executives. The Company typically engages its independent sales representatives pursuant to one year agreements. Compensation of independent sales representatives is limited to commissions on sales.

        INTERNATIONAL SALES

        The Company licenses the right to sell VANS products internationally to its Hong Kong subsidiary, Vans Far East Limited ("VFEL"), which in turn sells VANS products to distributors and through sales agents in approximately 90 foreign countries. International distributors of VANS products receive a discount on the wholesale price of footwear products and are granted the right to resell such products in defined territories, usually a country or group of countries. Distribution agreements generally are exclusive, restrict the distributor's ability to sell competing products, have a term of one to three years, provide a minimum sales threshold which increases annually, and generally require the distributor to spend up to 5% of its revenues on marketing. VFEL receives payment from all its distributors in United States dollars.

        In Fiscal 1997, the Company undertook a strategy to capture increased international sales and profit by commencing direct operations in selected countries. In connection with that strategy, the Company acquired 51% of the common shares of Global Accessories Limited, its distributor for the United Kingdom ("Global") in November 1996. The Company acquired another 19% of the shares of Global in Fiscal 1998 and 1999 and will acquire the remaining 30% of the common shares of Global in 1999, 2000 and 2001. The Company has also formed jointly-owned subsidiaries with a third party to sell the Company's products in Mexico, Brazil, Argentina and Uruguay. Under these arrangements, the Company provides product and its footwear marketing expertise to the ventures, and the third party provides financial, advertising and operational support. See "--Certain Considerations - International Business Operations; Foreign Currency Fluctuations."

        Commencing in August 1998, VFEL began utilizing sales agents, instead of distributors, in certain key European countries. This strategy, like the strategy of direct foreign operations discussed above, enables the Company to capture the sales and profits previously realized by the distributors, and also enables the Company to better coordinate marketing strategies and increase the inventory available to local customers through the establishment of a distribution center in Europe. See "Distribution Facilities." Under the sales agency agreements, the agents are paid a commission on sales and are responsible for all sales efforts in a particular territory. VFEL, in turn, provides all operational functions associated with such sales efforts including distribution through a third party distribution center in Holland which contracts with Vans Holland BV, a wholly-owned subsidiary of the Company. See "--Certain Considerations International Business Operations; Foreign Currency Fluctuations," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Restructurings."

        Financial information about the Company's export sales through VFEL is included in Note 12 of Notes to the Company's Consolidated Financial Statements.

DISTRIBUTION FACILITIES

        Domestic distribution of the Company's products is centralized in the Company's 180,000 square foot facility located in Santa Fe Springs, California (the "Santa Fe Springs Facility"). See Item 2. "Properties - Corporate Headquarters and Distribution Facility." Upon receipt from overseas manufacturers, the Company's products are inspected, sorted, packaged and shipped to retail accounts in the United States and abroad. While foreign-sourced product for domestic accounts is generally shipped to the Santa Fe Springs Facility, such product for international sales is typically shipped directly from the overseas manufacturers to VFEL's customers. In the case of Europe, shipments of product to European countries are made through a distribution facility located in Holland, which is managed for VFEL by the Company's wholly-owned subsidiary, Vans Holland B.V., pursuant to an Administrative Services Agreement.

SOURCING AND MANUFACTURING

        The Company purchases all of its footwear and snowboard boots from VFEL, which sources such product from independent manufacturers in South Korea, China, Macao, the Philippines, Spain and Mexico. VFEL utilizes sourcing agents for its footwear and snowboard boots in South Korea. These agents assist the Company in selecting and overseeing third party contractors, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The Company's and VFEL's production staff and independent sourcing agents together oversee all aspects of manufacturing and production. VFEL executes Manufacturing Agreements with each of the factories which produce products for it.

        Approximately 70% of the Company's apparel is sourced off-shore in countries such as China, Korea, Israel and India. The Company's apparel division works directly with the foreign factories to source and develop all fabrics, trims and styles for the line.

LICENSING

        The Company has licensed certain of its trademarks for footwear, snowboard boots, apparel and accessory products where the Company believed such arrangements would promote the VANS brand name and image consistent with the Company's overall marketing and promotion plan.

        Currently, the Company has license agreements with six third party foreign licensees. The foreign licensees have the exclusive right to manufacture and sell certain products under the Company's trademarks in Japan, South Africa, New Zealand, Malaysia and Singapore. The licenses provide for a royalty payment to the Company, establish minimum annual royalty amounts, and cover such products as footwear, caps, sports bags, snowboards, apparel, and sunglasses. The licenses have varying expiration dates. The Company also licenses certain of its trademarks to two limited liability companies it jointly owns with Pacific Sunwear of California, Inc. and Sunglass Hut International, Inc. See "Product Design and Development - Apparel and Sunglasses."

COMPETITION

        Footwear Industry. The athletic and casual footwear industry is highly competitive. The Company competes on the basis of the quality and technical aspects of its products, the 33-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the Core Sports(TM) sponsored by the Company. Many of the Company's competitors, such as Nike, Inc., Reebok International Ltd., Adidas AG and Fila Holdings SpA, have significantly greater financial resources than the Company, have more comprehensive lines of product offerings, compete with the Company in the Far East for manufacturing sources and spend substantially more on product advertising than the Company. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, the Company faces significant competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have significant brand recognition. In addition, in the casual footwear market, the Company competes with a number of companies, such as Airwalk, K2 Inc., Converse Inc. and Stride Rite Corporation (Keds), many of which may have significantly greater financial and other resources than the Company. The Company also competes with smaller companies, such as D.C. Shoes, Globe, and Etnies, which specialize in marketing to the Company's core skateboarding customers. The Company competes on the basis of the quality and technical aspects of its products, the 33-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the Core Sports(TM) sponsored by the Company.

        Snowboard Industry. Although the Company has experienced substantial growth in sales of its line of snowboard boots, and is now one of the industry leaders, it faces significant competition, most notably from Burton Snowboards, Inc., Northwave and K2 Inc. The Company also anticipates that several large, well-known companies, such as Nike, Inc. and Fila Holdings SpA will enter the snowboard boot industry in the future. These companies are much larger and have greater financial resources than the Company, and have significant brand recognition. In the step-in binding segment of the industry, the Company, through Switch, competes on the basis of the quality and technical aspects of the Autolock System, and the strength of the Switch(TM) and Autolock(R) brand names. The Company is aware that several large, well-known companies are developing step-in systems which may create significant competition for the Autolock(R) System.

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

BACKLOG

        As of August 25, 1999, the Company's backlog of orders for delivery in the second and third quarters of Fiscal 2000 was approximately $27.1 million, as compared to approximately $20.9 million as of August 25, 1998. The Company's backlog amounts exclude orders from the Company's retail stores. The Company's backlog depends upon a number of factors, including the timing of trade shows, during which some of the Company's orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. As a result of these and other factors, period-to-period comparisons of backlog may not necessarily be meaningful.

        In addition, the Company has historically shipped less than all orders in its backlog and a large portion of its products towards the end of the quarter to meet seasonal peaks for the back to school, holiday and spring selling seasons. As a result, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on the Company's business, financial condition and results of operations. Additionally, backlog orders are subject to both cancellation by customers and the ability of third party manufacturers to timely deliver product to fill such orders.

INTELLECTUAL PROPERTY

        The Company holds trademarks, copyrights and patents on its products, brand names and designs which the Company believes are material to its business. The Company has made federal, state and international filings with respect to its material intellectual property, and intends to keep these filings current. The Company believes that its rubber "Off the Wall(R)" sole design, the VANS trademark, various designs incorporating the VANS trademark, the striped designs known as the "Old Skool,(TM)" "Knu Skool,(TM)" and "Fairlane", and the patent it holds for its Impulse Technology(R) are significant to its business and have gained acceptance among consumers and in the footwear industry. The Company is aware of potentially conflicting trademark claims in the United States, as well as certain countries in Europe, South America, Central America, and the Far East, and is currently engaged in, or contemplating trademark opposition or other legal proceedings, with respect to these claims. There can be no assurance that the Company will be able to use all of its trademarks in any of the jurisdictions where conflicts exist. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks and patents against infringement both in the United States and internationally, including through the use of cease and desist letters, administrative proceedings and lawsuits. See "--Certain Considerations
- Ability to Protect Intellectual Property Rights."

EMPLOYEES

        As of August 13, 1999, the Company had 1,040 employees. The Company considers its employee relations to be satisfactory. The Company has never suffered a material interruption of business caused by labor disputes.

CERTAIN CONSIDERATIONS

        Current and prospective investors in the Company's Common Stock should consider carefully the following factors regarding the Company's business. This report, in addition to historical information, contains forward-looking statements including, but not limited to, statements regarding the Company's plans to open new skateparks, increase the number and type of retail locations and styles of footwear, the maintenance of customer accounts and expansion of business with such accounts, the successful implementation of the Company's strategies, future growth and growth rates and future increase in net sales, expenses, capital expenditures and net earnings. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and the Company's actual results could differ materially from the results discussed in the forward-looking statements. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the text and footnotes of this report.

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

        CORE SPORTS(TM)

        A significant part of the Company's strategy focuses on the promotion and support of Core Sports.(TM) See "Marketing and Promotion - Core Sports(TM) and Entertainment Event Sponsorships." Many Core Sports(TM) are relatively new, are followed by significantly fewer fans than more traditional sports, such as football, baseball and basketball, and receive significantly less media exposure than such sports. Although participation in, and viewership of, many Core Sports(TM) is currently growing at a relatively high rate, there can be no assurance that it will continue to do so. If a material number of key Core Sports lose popularity or fail to grow or attract media coverage at acceptable rates, the Company may have to change its strategy with respect to such sports which could have a material adverse effect on the Company's business, financial condition and results of operations.

        COMPETITION

        Footwear Industry. The athletic and casual footwear industry is highly competitive. The Company competes on the basis of the quality and technical aspects of its products, the 33-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the Core Sports(TM) sponsored by the Company. Many of the Company's competitors, such as Nike, Inc., Reebok International Ltd., Adidas AG and Fila Holdings SpA, have significantly greater financial resources than the Company, have more comprehensive lines of product offerings, compete with the Company in the Far East for manufacturing sources and spend substantially more on product advertising than the Company. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, the Company faces significant competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have brand recognition. In addition, in the casual footwear market, the Company competes with a number of companies, such as Airwalk, K2 Inc., Converse Inc. and Stride Rite Corporation (Keds), many of which may have significantly greater financial and other resources than the Company. The Company also competes with smaller companies, such as D.C. Shoes, Globe, and Etnies, which specialize in marketing to the Company's core skateboarding customers. The Company competes on the basis of the quality and technical aspects of its products, the 33-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the Core Sports(TM) sponsored by the Company

        Snowboard Industry. Although the Company has experienced substantial growth in sales of its line of snowboard boots, and is now one of the industry leaders, it faces significant competition, most notably from Burton Snowboards, Inc., Northwave and K2 Inc., the other industry leaders. The Company also anticipates that several large, well-known companies, such as Nike, Inc. and Fila Holdings SpA will enter the snowboard boot industry in the future. These companies are much larger and have greater financial resources than the Company, and have significant brand recognition. In the step-in binding segment of the industry, the Company, through Switch, competes on the basis of the quality and technical aspects of the Autolock(R) System, and the strength of the Switch and Autolock(R) brand names. The Company is aware that several large, well-known companies have developed and marketed step-in systems which create significant competition for the Autolock(R) System.

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

        DEPENDENCE ON FOREIGN MANUFACTURERS

        All of the Company's shoes and snowboard boots are manufactured by independent suppliers located in South Korea, the People's Republic of China, Macao, the Republic of the Philippines, Spain and Mexico. The Company sources its foreign-produced products through VFEL. Although VFEL executes Manufacturing Agreements with its foreign manufacturers, there can be no assurance that VFEL will not experience difficulties with such manufacturers, including but not limited to reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to comply with VFEL's requirements for the proper utilization of the Company's intellectual property, failure to meet production deadlines or increases in manufacturing costs. In addition, if VFEL's relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that VFEL would be able to obtain alternative manufacturing sources on terms satisfactory to it. Should a change in its suppliers become necessary, VFEL would likely experience increased costs, as well as substantial disruption and resulting loss of sales. In addition, VFEL utilizes international sourcing agents who assist it in selecting and overseeing third party manufacturers, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The loss or reduction in the level of services from such agents could affect the ability of VFEL to efficiently source products from overseas, which could have a material adverse effect on VFEL's and the Company's business, financial condition and results of operations.

        Foreign manufacturing is subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, an increased likelihood of counterfeit, knock-off or gray market goods, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas) and restrictions on the transfer of funds, environmental regulation and other changes in governmental policies. There can be no assurance that such factors will not materially adversely affect VFEL's and the Company's business, financial condition and results of operations.

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

        Also, the Company may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products the Company is attempting to import or the loss of its import privileges if the Company or its suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of the Company's products. Such violations may include (i) inadequate record keeping of its imported products, (ii) misstatements or errors as to the origin, quota category, classification, marketing or valuation of its imported products, (iii) fraudulent visas, or (iv) labor violations under U.S. or foreign laws. Recently, in the course of an audit, U.S. Customs reclassified a substantial number of styles of the Company's footwear as unisex, thereby increasing the duty rate on such styles by 1.5%. The Company is protesting such reclassifications, but no assurance can be given as to the outcome of this matter.

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

        DEPENDENCE ON KEY CUSTOMERS

        During Fiscal 1999, the Company's net sales to its top 10 customers accounted for approximately 21.0 % of total net sales. Although the Company has long-term relationships with many of its customers, none of its customers has any contractual obligations to purchase the Company's products. There can be no assurance that the Company will be able to retain its existing major customers. In addition, the retail industry, and footwear retailers in particular, have periodically experienced consolidation, contractions and closings and any future consolidation, contractions or closings may result in loss of customers or uncollectability of accounts receivables of any major customer in excess of amounts reserved for by the Company. For example, in late 1998, the Venator Group announced the closure of its Kinney and Footquarters shoe stores and, in early 1999, Edison Brothers closed its Wild Pair shoe stores. The loss of major customers could have a significant adverse effect on the Company's business and results of operations, particularly for the quarterly period in which the loss occurs.

        NEW RETAIL CONCEPTS AND JOINT VENTURES

        During Fiscal 1999, the Company introduced two new retail concepts: skateparks and VANS Triple Crown(TM) stores. See "--Retail Sales, Skateparks and Triple Crown Stores." The Company also entered into joint venture-type relationships with Pacific Sunwear of California, Inc. and Sunglass Hut International, Inc. which involve the licensing of certain of the Company's trademarks to the ventures. See --"Business--Product Design and Development, Apparel and Sunglasses." The new retail concepts require the expenditure of a significant amount of capital resources (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"), and the joint ventures require significant management time and energy to ensure their success. If either of the Company's new retail concepts do not prove to be successful there could be a material adverse effect on the Company's business and results of operations. If either of the joint ventures is not successful, the image of the trademarks licensed by the Company to the venture could be adversely affected. See ""--Brand Strength; Changes in Fashion Trends."

        ADDITIONAL CAPITAL REQUIREMENTS

        The Company expects that anticipated cash flow from operations, available borrowings under the Company's new credit facility, and cash on hand will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital and capital requirements through Fiscal 2000. However, in connection with its growth strategy, the Company will incur significant working capital requirements and capital expenditures. The Company's future capital requirements will depend on many factors including, but not limited to, the number of skateparks and VANS Triple Crown(TM) stores it opens, levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotion and advertising required to promote its products, and the extent to which the Company invests in new product design and improvements to its existing product design. To the extent that available funds are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

        MANAGEMENT GROWTH

        The Company intends to pursue its growth strategy through the opening of new skateparks and retail stores, expanded marketing and promotion efforts, more frequent introductions of products, broader lines of casual and performance footwear and snowboard boots, as well as apparel and other accessories, and increased international market penetration. To the extent the Company is successful in increasing sales of its products, a significant strain may be placed on its financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations and will require the Company to attract, train, manage and retain management, sales, marketing and other key personnel. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its operational and financial control systems and infrastructure and management information systems. There can be no assurance that the Company will be successful in such efforts, and the inability of the Company's management to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

        SEASONALITY AND QUARTERLY FLUCTUATION

        The footwear industry generally is characterized by significant seasonality of net sales and results of operations. The Company's business is moderately seasonal, with the largest percentage of U.S. sales, and all revenues generated from the High Cascade Snowboard Camp,(TM) realized in the first fiscal quarter (June through August), the "back to school" months. As the Company increases sales to Europe due to the conversion of its European operations, the Company may recognize more of such sales in the first Fiscal quarter due to seasonal demand for product in Europe. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and Switch Autolock(R) System, have historically been strongest in the first and second Fiscal quarters. Such sales are now being recognized earlier in the first quarter since industry retailers are demanding earlier shipments of products. In addition to seasonal fluctuations, the Company's operating results fluctuate on a quarter-to-quarter basis as a result of holidays, weather and the timing of large shipments. The Company's gross margins also fluctuate according to product mix, cost of materials and the mix between wholesale and retail channels. Given these factors, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts. Historically, the Company has shipped a large portion of its products towards the end of the quarter to meet seasonal peaks for the back to school, holiday and spring selling seasons. Consequently, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on the Company's business, financial condition and results of operations.

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

        ECONOMIC CYCLICALITY

        Certain economic conditions affect the level of consumer spending on the products offered by the Company, including, among other things, general business conditions, interest rates, taxation and consumer confidence in future economic conditions. The Company, and the footwear and apparel industry in general, are highly dependent on the economic environment and discretionary levels of consumer spending that affect not only the consumer, but also distributors and retailers of the Company's products. As a result, the Company's results of operations may be materially adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. In addition, a significant portion of the Company's revenues continues to come from sales in California, including sales through the Company's retail stores. A decline in the economic conditions in California could materially adversely affect the Company's business, financial condition and results of operations.

        INTERNATIONAL BUSINESS OPERATIONS; RISK OF FOREIGN CURRENCY FLUCTUATIONS

        The Company conducts business directly in the United Kingdom through a subsidiary, and in Mexico, Brazil, Argentina and Uruguay through subsidiaries co-owned with a third party. Additionally, during Fiscal 1999, the Company restructured its operations in Europe by eliminating certain distributor relationships and replacing them with sales agent relationships. In connection with this strategy, the Company established an operational structure in Europe to support the activities of the sales agents. See "--Sales and Distribution - International Sales" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of

Operations - Recent Restructurings." The Company may experience certain risks of doing business directly in foreign countries including, but not limited to, managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. Additionally, the Company's foreign subsidiaries may, from time to time, collect payments in customers' local currencies and purchase raw materials or product in currencies other than U.S. dollars. Accordingly, the Company may be exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

        ABILITY TO PROTECT INTELLECTUAL PROPERTY RIGHTS

        The Company considers its intellectual property to be material to its business. See "--Intellectual Property." The Company relies on trademark, copyright and trade secret protection, patents, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in its products. Despite the Company's efforts to safeguard and maintain its intellectual property rights, there can be no assurance that the Company will be successful in this regard. There can be no assurance that third parties will not assert intellectual property claims against the Company in the future. Furthermore, there can be no assurance that the Company's trademarks, products and promotional materials do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks and other intellectual property. Such claims, if proved, could materially and adversely affect the Company's business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect the Company's business, financial condition and results of operations. The Company has in the past sued and been sued by third parties in connection with certain matters regarding its trademarks, none of which has materially impaired the Company's ability to utilize its trademarks. See, however, Item 3. "Legal Proceedings" for a discussion of certain litigation regarding the Switch Autolock(R) System.

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

        NATURE OF ENDORSEMENT CONTRACTS

        A key element of the Company's marketing strategy has been to obtain endorsements from prominent Core Sports(TM) athletes. See "--Marketing and Promotion - Athletic Endorsements." These contracts typically have fixed terms, and there can be no assurance that they will be renewed or that endorsers signed by the Company will continue to be effective promoters of the Company's products. If the Company were unable in the future to secure suitable athletes to endorse its products on terms it deemed reasonable, it would be required to modify its marketing plans and could have to rely more heavily on other forms of advertising and promotion, which might not be as effective.

        PRODUCT AND PERSONAL INJURY LIABILITY

        The Company's snowboard boots, and the Switch Autolock(R) System, are often used in relatively high-risk recreational settings. Additionally, participants at the Company's skateparks and High Cascade Snowboard Camp(TM) ("HCSC") also engage in high-risk activities such as skateboarding, snowboarding, in-line skating and BMX riding. Consequently, the Company is exposed to the risk of product liability or personal injury claims in the event that a user of its boots is injured in connection with such use or a participant of the skateparks or HCSC is injured while using the parks' facilities. In many cases, skatepark and HCSC participants and users of the Company's boots and the Autolock(R) System may engage in imprudent or even reckless behavior, thereby increasing the risk of injury. The Company maintains general liability insurance (which includes product liability coverage) and excess liability insurance coverage in an amount the Company believes to be sufficient. However, there can be no assurance that such coverage will be sufficient, will continue to be available on acceptable terms, will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's financial condition and results of operations.

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

        YEAR 2000 COMPLIANCE

        The Company is dependent upon complex computer systems for many phases of its operations, including production, sales, distribution and delivery. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (i.e., read the year 2000 as "1900") (the "Year 2000 Issue"). The Company has commenced a program intended to timely identify, mitigate and/or prevent the adverse effects of the Year 2000 Issue, and to pursue compliance by its suppliers, creditors, customers, and financial service organizations. It is not possible, at present, to quantify the overall cost of this work, or the financial effect of the Year 2000 Issue on the Company if it is not timely resolved. Although the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations, there can be no assurance of this. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance," for a further discussion of the Company's efforts in this area.

ITEM 2. PROPERTIES

        Corporate Headquarters. The Company leases approximately 180,000 square feet of space in Santa Fe Springs, California, which houses the Company's corporate headquarters and distribution operations. The initial term of the lease is 10 years and the Company has one option to extend the lease an additional 10 years. The rental structure under the lease is triple net, and the current monthly rent is approximately $72,000. Such rent is subject to adjustment according to the C.P.I. Index throughout the term of the lease.

        Retail Stores and Skateparks. Of the Company's 117 retail stores (as of August 25, 1999), one is owned by the Company and the remainder are leased. Two of the leases are with the Company's founders, who are no longer affiliated with the Company. The Company does not have any franchised stores. The Company leases its two existing skateparks pursuant to long-term leases, and has executed leases or reached agreements to open and operate five additional skateparks. See
Item 1. "Business - Retail Sales, Skateparks."

        Lease of the Orange Facility. The Company leases its former Orange, California, manufacturing facility (the "Orange Facility") to two companies, one of whom currently pays the Company rent of $21,000 per month, and one of whom currently pays the Company rent of $24,000 per month. Each of such leases has an initial term of five years, and each lessee has one option to extend the term of their lease an additional five years. The leases also provide for annual rent increases.

        Sublease of City of Industry Facility. During Fiscal 1997, the Company subleased its former distribution center, located in City of Industry, California, to a distribution company. Under the sublease, such company pays the Company $40,500 per month and all operating charges associated with the master lease. The Company remains primarily liable under the master lease. The term of the sublease expires upon the expiration of the master lease on February 27, 2000, and the Company has not exercised its option to extend the lease.

        The Company believes that its operating facilities are adequate for its current needs, but the Company continues to seek profitable skatepark and retail locations in connection with its retail expansion program.

        ITEM 3. LEGAL PROCEEDINGS

        Mark A. Raines; Gregory A. Deeney; Preston Binding Company vs. Switch Manufacturing (Civil Action No. C96-2648-DLJ, District Court of Northern California). In March 1996, Switch was sued for patent infringement by Mark Raines, Gregory Deeney and Preston Binding Company ("Preston"), a division of Ride, Inc. The suit alleges that the Autolock(R) System infringes the patent of a binding system developed by Messrs. Raines and Deeney which was subsequently assigned to Preston, and seeks a permanent injunction against such alleged infringement and an unspecified amount of damages. Switch has responded to the suit by filing an answer denying such allegations. The parties are currently conducting discovery in this matter.

        The Company has not been named as a defendant in the Preston suit or threatened with litigation in such suit; however, there can be no assurance that the Company will not be named in the Preston suit, and there can be no assurance as to the outcome of the litigation between Switch and Preston. In the event Switch is found liable in the Preston suit, the Company and Switch may be unable to use the Autolock(R) System, which could adversely impact the Company's competitive position in the snowboard boot market and deprive the Company of the key asset acquired by it in its acquisition of Switch.

        In addition to the foregoing, the Company is a party to certain litigation which arises in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is listed on The Nasdaq Stock Market under the symbol "VANS." The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on The Nasdaq Stock Market.

                                                            HIGH          LOW
                                                          --------       ------
                                                               (IN DOLLARS)
                FISCAL  YEAR  ENDED  MAY 31, 1999:

                1st Quarter ...........................   11 3/4         6 3/8
                2nd Quarter ...........................    9 3/4         5 1/4
                3rd Quarter ...........................    7 13/16       5 1/16
                4th Quarter ...........................   11 1/2         6 1/16

                                                            HIGH          LOW
                                                          --------       ------
                                                               (IN DOLLARS)
                FISCAL  YEAR  ENDED  MAY 31, 1998:

                1st Quarter ...........................   16 1/4         10 7/8
                2nd Quarter ...........................   17 3/8         12 1/2
                3rd Quarter ...........................   16 3/8          8 1/4
                4th Quarter ...........................   12 5/32         8 7/8

        On August 25, 1999, the last reported sales price on The Nasdaq Stock Market for the Company's Common Stock was $11.50 per share. As of August 25, 1999, there were 255 holders of record of the Common Stock.

        The Company has never declared or paid a cash dividend on its Common Stock. The Company presently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's new credit facility prohibit the payment of such dividends without the consent of its lenders. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               YEARS ENDED MAY 31,
                                              ---------------------------------------------------------------------------------
                                                 1999             1998                 1997             1996            1995
                                              ---------        ---------            ---------        ---------       ----------
STATEMENT OF OPERATIONS DATA:
  Net sales ................................  $ 205,127        $ 174,497            $ 159,391        $ 117,407      $ 88,056
  Net earnings (loss) ......................  $   8,725        $  (2,677)(1)        $  10,437        $   3,148      $(37,135)(2)

Earnings (loss) Per Share Information:
Basic:
  Net earnings (loss) per
    share before extraordinary item ........  $    0.66        $   (0.20)(1)        $    0.81        $    0.42       $ (3.86)(2)
  Weighted average common shares
    and equivalents(3) .....................     13,289           13,284               12,963            9,747         9,611

Diluted:
  Net earnings (loss) per share before
    extraordinary item .....................  $    0.64        $   (0.20)(1)        $    0.76        $    0.40       $ (3.86)(2)
  Weighted  average common shares
    and equivalents(3) .....................     13,667           13,284               13,805           10,406         9,611

BALANCE SHEET DATA:
  Total assets .............................  $ 130,538        $ 116,150            $ 105,824        $  90,461       $73,066
  Long-term debt ...........................  $   8,712        $   1,874            $     481        $     344       $22,416
  Stockholders' equity .....................  $  95,151        $  86,148            $  88,282        $  72,728       $20,264

----------

(1) Reflects: (i) $8.2 million of restructuring costs associated with the closure of the Company's Vista, California, manufacturing facility, and the restructuring of the Company's European distribution system; and
        (ii) a $9.4 million write-down of inventory in Q4 Fiscal 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion contains forward-looking statements about the Company's revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like "believe," "anticipate," "expect," "estimate," "project," or words similar to those. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under Item 1. "Business--Certain Considerations."

        On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Merger") with and into a wholly-owned subsidiary of the Company. The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their fair values. Switch is the manufacturer of the Autolock(R) step-in boot binding system (the "Switch Autolock System"), one of the leading snowboard boot binding systems in the world. The Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and (iii) $12,000,000 principal amount of unsecured, non-interest bearing promissory notes which are subject to potential downward adjustment based on the financial performance of Switch during the fiscal year ending May 31, 2001, and are also due and payable on July 20, 2001. The operating results of Switch were consolidated in the Company's financial statements from the date of acquisition.

        On July 29, 1999, the Company acquired all of the outstanding capital stock of High Cascade Snowboard Camp, Inc., an Oregon corporation ("High Cascade"), and its sister company, Snozone Boarding and Video, Inc., an Oregon corporation, through mergers of the two companies with and into a wholly-owned subsidiary of the Company. High Cascade, located at the base of Mount Hood in Oregon, is the leading summer snowboarding camp in the world. The consideration exchanged by the Company primarily consisted of the issuance of 236,066 shares of the Company's Common Stock. The results of the two companies will be consolidated in the Company's financial statements starting with the period beginning June 1, 1999.

        On November 20, 1996, the Company acquired 51% of the outstanding shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction. During Fiscal 1998 and 1999, the Company acquired another 19% of the Global common shares in exchange for Common Stock of the Company. The remaining 30% of the Global common shares will be acquired by the Company in 1999, 2000 and 2001. The results of Global are consolidated in the Company's financial statements.

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

        The closure of the Vista Facility has resulted in the following benefits to the Company: (i) decreased cost of goods for product produced at the Vista Facility versus foreign-sourced product; (ii) the elimination of variances in the manufacturing cost-per-unit which resulted from increases and decreases in production levels at the Vista Facility; and (iii) increased management focus on marketing and distribution rather than Facility management and cost accounting. The European Conversion will enable the Company to recognize the sales and income previously recognized by the distributors, and the establishment of a Company-owned European operational structure should enable the Company to more efficiently coordinate its sales and marketing efforts and control its distribution. The Company has experienced increased selling and distribution expenses and marketing, advertising and promotion expenses in connection with the European Conversion, as discussed below.

        The Company incurred an infrequent restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings were incurred in the first nine months of Fiscal 1999, with the exception of final cash payments for one of the terminated distributors which are payable in December 1999. Such cash expenditures will be funded out of operations. See Note 3 to Notes to the Company's Consolidated Financial Statements. The Vista Facility was closed on August 6, 1998.

RESULTS OF OPERATIONS

FISCAL YEAR 1999 AS COMPARED TO FISCAL YEAR 1998

Net Sales

        Net sales for Fiscal 1999 increased 17.6% to $205,127,000, compared to $174,497,000 for Fiscal 1998. The sales increase was driven by increased sales through each of the Company's sales channels, as discussed below.

        Total U.S. sales, including sales through the Company's U.S. retail stores, increased 18.6% to $147,596,000 for Fiscal 1999 from $124,486,000 for
Fiscal 1998. Total international sales increased 15.0% to $57,531,000 for Fiscal 1999, as compared to $50,012,000 for Fiscal 1998.

        The increase in total U.S. sales resulted from (i) a 13.0% increase in domestic wholesale sales as the Company increased penetration of existing accounts, (ii) a 27.8% increase in sales through the Company's U.S. retail stores, and (iii) an increase in sales of snow-related products including the addition of sales of the Switch Autolock(R) System. The increase in U.S. retail store sales was driven by sales from a net 13 new stores versus a year ago, and an 11.1% increase in comparable store sales. The increase in international sales through VFEL was primarily due to a 180.1% increase in sales in the fourth quarter, led by a $9.0 million increase in sales in Europe in connection with the European Conversion.

Gross Profit

        Gross profit increased 39.1% to $86,669,000 in Fiscal 1999 from $62,300,000 in Fiscal 1998. As a percentage of net sales, gross profit increased to 42.3% for Fiscal 1999 from 35.7% for Fiscal 1998.

        The increase in Fiscal 1999 gross profit was primarily due to: (i) the unusually low gross profit for Fiscal 1998 due to the Inventory Write-Down; (ii) the higher profit margin recognized in Europe due to the European Conversion;
(iii) increased sales through the Company's retail stores; and (iv) the benefits of better sourcing prices from factories in Asia.

Earnings from Operations

        Earnings from operations was $9,218,000 in Fiscal 1999 versus a loss of $4,962,000 in Fiscal 1998 which reflected the Restructuring Costs and the Inventory Write Down. Operating expenses in Fiscal 1999 increased 15.1% to $77,451,000 from $67,262,000 in Fiscal 1998, primarily due to increases in selling and distribution expenses and marketing, advertising and promotion expenses, each as discussed below. As a percentage of sales, operating expenses decreased from 38.5% to 37.8%, on a year-to-year basis, primarily because Q4 Fiscal 1998 included the Restructuring Costs.

        Selling and distribution. Selling and distribution expenses increased 38.2% to $46,392,000 in Fiscal 1999 from $33,570,000 in Fiscal 1998, primarily due to: (i) start-up costs related to the European Conversion; (ii) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 13 new stores;
(iii) the inclusion of operating costs related to certain of the Company's subsidiaries, including Switch, which were not included in the Fiscal 1998 Consolidated Financial Statements because they were not yet owned by the Company or formed; and (iv) costs required to support the Company's U.S. sales growth.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 20.7% to $20,685,000 in Fiscal 1999 from $17,138,000 in Fiscal 1998, primarily due to: (i) higher print and television advertising expenditures related to the back-to-school selling season; (ii) increased co-op advertising to support U.S. wholesale sales; (iii) increased costs associated with the VANS

Warped Tour(TM) '98 and the establishment of several events included in the VANS Triple Crown Series; (iv) increased royalty expense related to footwear, snowboard boots and clothing which bear the licensed names and logos of certain of the Company's athletes; and (v) increased direct advertising and promotional expense in Europe resulting from the European Conversion.

        General and administrative. General and administrative expenses increased 33.4% to $8,952,000 in Fiscal 1999 from $6,711,000 in Fiscal 1998, primarily due to: (i) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (ii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights; and (iii) increased depreciation expense associated with new equipment and tenant improvements at the Company's Santa Fe Springs, California facility (the "Santa Fe Springs Facility").

        Restructure reserve expense (recovery). The Company recovered $393,000 of Restructuring Costs in Fiscal 1999 due to the less-than-expected costs to shut down the Vista Facility, compared to the Restructuring Costs recognized in Q4 Fiscal 1998.

        Provision for doubtful accounts. The amount that was provided for bad debt expense in Fiscal 1999 decreased to $528,000 from $698,000 in Fiscal 1998 due to improvements in the management of past due accounts.

        Amortization of intangibles. Amortization of intangibles increased 37.9% to $1,287,000 in Fiscal 1999 from $933,000 in Fiscal 1998 primarily due to the increase in goodwill associated with the Switch acquisition. See "--General."

Interest Income

        Interest income decreased to $210,000 in Fiscal 1999 versus $480,000 in Fiscal 1998 because the Company utilized a portion of interest-bearing investments to fund sales growth. As a result, the Company's investment accounts decreased to zero at May 31, 1999.

Interest and Debt Expense

        Interest and debt expense increased to $1,158,000 for Fiscal 1999 from $262,000 in Fiscal 1998, primarily due to increased borrowings to support sales growth and to finance purchases of Common Stock pursuant to the Company's stock repurchase program. See "Liquidity and Capital Resources-Borrowings."

Other Income

        Other income primarily consists of royalty payments from the licensing of the Company's trademarks to its distributor for Japan. Other income increased to $6,000,000 for Fiscal 1999 from $2,161,000 for Fiscal 1998, primarily due to increases in royalties from Japan versus the significant decline in royalties from Japan which occurred in Q3 and Q4 Fiscal 1998.

Income Tax Expense (Benefit)

        Income tax expense increased to $4,852,000 in Fiscal 1999 from an income tax benefit of $510,000 in Fiscal 1998 as a result of the earnings discussed above compared to the net loss the Company recognized for Fiscal 1998 as a result of the Restructuring Costs and Inventory Write-Down.

Minority Share of Income

        Minority interest increased to $693,000 for Fiscal 1999 from $603,000 for Fiscal 1998, primarily due to the increased earnings of Global, partially offset by the decrease in the minority ownership of Global. See "--General."

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

        Loss from Operations

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

----------

* Note: This is a forward-looking statement regarding the Company's international sales for Fiscal 1999. The Company's actual international sales could vary significantly due to a number of important factors including, but not limited to, the ability of Far Eastern countries to stabilize their economies and currencies and return to growth levels.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 30.2% to $17,138,000 in Fiscal 1998 from $13,162,000 in Fiscal 1997, primarily due to: (i) costs associated with the Vans Warped Tour(TM) '98; (ii) the Company's continued support of sales growth through increased television, print and cooperative advertising; (iii) increased royalty expense related to footwear, snowboard boot and clothing which bear licensed athlete names and logos; and (iv) an increased number of athletes who are paid to endorse the Company's products.

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

        Restructuring costs. See "--General" for a discussion of the Restructuring Costs.

        Provision for doubtful accounts. The amounts provided for bad debt expense were essentially flat for the year at $698,000 for Fiscal 1998, compared to $711,000 for Fiscal 1997. The slight improvement was due to continued improvements in the management of past due accounts.

        Amortization of intangibles. Amortization of intangibles increased from $836,000 in Fiscal 1997 to $933,000 in Fiscal 1998 due to the increase in goodwill associated with the Company's increased ownership of Global. See "--General."

        Interest Income

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

        Income Tax Expense (Benefit)

        Income tax expense decreased from an expense of $5,996,000 in Fiscal 1997 to a benefit of $510,000 in Fiscal 1998 primarily as a result of the Fiscal 1998 loss. See "--General" and Note 8 of Notes to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows

        The Company finances its operations with a combination of cash flows from operations and borrowings under a credit facility. See "--Borrowings" below.

        The Company experienced an outflow of cash from operating activities of $8,421,000 during Fiscal 1999, compared to an inflow of $6,114,000 for Fiscal 1998. Cash used by operations for Fiscal 1999 resulted primarily from: (i) an increase in net accounts receivable to $30,056,000 at May 31, 1999, from $17,253,000 at May 31, 1998, as described below; (ii) an increase in net inventory to $37,025,000 at May 31, 1999, from $29,841,000 at May 31, 1998, as described below; (iii) the decrease in the Restructuring Costs accrual; and (iv) the decrease in income taxes payable. Cash outflows from operations in Fiscal 1999 were partially offset by the Company's earnings, the decrease in the deferred tax assets, the add-back for depreciation and amortization and the increase in accounts payable. Cash provided by operating activities in Fiscal 1998 was primarily the result of the add-back of the Inventory Write-Down, the increase in the deferred tax assets, the decrease in accounts receivable and the accrual for the Restructuring Costs, partially offset by earnings.

        The Company had a net cash outflow from investing activities of $5,570,000 in Fiscal 1999, compared to a net cash outflow of $7,463,000 in Fiscal 1998. The Fiscal 1999 outflows were primarily due to capital expenditures related to new retail store openings, and were partially offset by $849,000 of proceeds from the sale of assets associated with the closing of the Vista Facility. Cash used in investing activities for Fiscal 1998 was primarily related to new retail store openings, tenant improvements at the Santa Fe Springs Facility and investments in other companies.

        The Company incurred a net cash inflow from financing activities of $4,966,000 for Fiscal 1999, compared to a net cash inflow of $2,962,000 for Fiscal 1998, primarily due to short-term borrowings under the Company's former bank revolving line of credit, proceeds from long-term debt incurred by the Company related to the funding of the Company's stock repurchase program, long-term debt incurred by the Company's Latin America subsidiaries, and proceeds from the issuance of Common Stock. See "--Borrowings" below. The cash inflow from financing activity was partially offset by the repurchase of $3,960,000 of Common Stock pursuant to the Company's stock repurchase program. Cash provided by financing activities in Fiscal 1998 was related to proceeds from short-term borrowings under the former bank revolving line of credit discussed below, and proceeds from long-term debt incurred by Vans Latinoamericana.

        Accounts receivable, net of allowance for doubtful accounts, increased from $17,253,000 at May 31, 1998, to $30,056,000 at May 31, 1999, primarily due to the increase in net sales the Company experienced in Q4 Fiscal 1999 and the timing of such sales. Inventories increased to $37,025,000 at May 31, 1999, from $29,841,000 at May 31, 1998, primarily due to: (i) increased inventory held at the Company's distribution center in Holland (established in connection with the European Conversion); (ii) an increased number of finished goods held for sale at the Company's retail stores to support increased sales; and (iii) the consolidation of Vans Uruguay in the Company's financial statements.

        Borrowings

        In July 1999, The Company obtained a $63.5 million credit facility (the "New Credit Facility") pursuant to a credit agreement (the "Credit Agreement") with several lenders (the "Lenders"). The New Credit Facility replaced the Company's former $30.0 million revolving line of credit with Bank of the West (the "Bank of the West Facility"). The New Credit Facility permits the Company to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases.

        Of the $63.5 million amount of the New Credit Facility, $53.0 million is in the form of an unsecured revolving line of credit (the "Revolver"), and $10.5 million is in the form of an unsecured term loan (the "Term Loan"). The Revolver expires on October 31, 2002. The Company has the option to pay interest on Revolver advances at a rate equal to either (i) LIBOR, or (ii) a base rate plus a margin which will be based on the Company's ratio of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement.

        Of the $10.5 million Term Loan, approximately $5.0 million was disbursed at the closing of the New Credit Facility to replace a portion of the Bank of the West Facility used for the Company's stock repurchase program, and the remaining portion must be disbursed on or before January 31, 2001. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at LIBOR for advances of one, two three or six months, or a base rate for U.S. dollar advances.

        Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders. At May 31, 1999, the Company had drawn down $8,950,000 under the Bank of the West Facility and had $14,115,000 in open letters of credit thereunder. All amounts drawn under the Bank of the West Facility were repaid at the closing of the New Credit Facility.

        Vans Latinoamericana and Vans Argentina maintain a two-year 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such companies ("Tavistock"). The loan by Tavistock was made pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana and Vans Argentina. At May 31, 1999, $3,178,000 was the aggregate outstanding balance under this facility.

        Current Cash Position

        The Company's cash position was $7,777,000 as of May 31, 1999, compared to $16,780,000 at May 31, 1998. The Company believes that cash generated from operations, coupled with the New Credit Facility, should be sufficient to meet its cash requirements for the next 12 months.*

        Capital Resources

        As of May 31, 1999, the Company's material commitments for capital expenditures were primarily related to the opening of new retail stores and skateparks. In the remainder of Fiscal 2000, the Company plans to open approximately five new factory outlet retail stores, five full-price stores and up to five VANS Triple Crown(TM) stores. The Company estimates the aggregate cost of all of these new stores to be approximately $3,000,000.

        The Company currently intends to open up to three additional skateparks in Fiscal 2000 and estimates the aggregate cost of its portion of these projects to be approximately $2,000,000.

        The Company intends to utilize cash generated from operations and funds drawn down under the New Credit Facility to fulfill its capital expenditure requirements for Fiscal 2000.

        Recent Accounting Pronouncements

        In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 15, 2000. Since the Company and its subsidiaries do not presently invest in derivatives or engage in significant hedging activities or other derivatives, FAS No. 133 does not currently impact the Company's financial position or results of operations.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 effective June 1, 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

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

----------

* Note: This is a forward-looking statement. The Company's actual cash requirements could differ materially. Important factors that could cause the Company's need for additional capital to change include: (i) the Company's rate of growth; (ii) the number of new VANS Triple Crown(TM) stores the Company decides to open; (iii) the number of new skateparks the Company decides to open which must be financed in whole, or in part, by the Company; (iv) the Company's product mix between footwear and snowboard boots; (v) the Company's ability to effectively manage its inventory levels; (vi) timing differences in payment for the Company's foreign-sourced product; (vii) the increased utilization of letters of credit for purchases of foreign-sourced product; and (viii) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China.

        Seasonality

        Historically, the Company's business has been moderately seasonal, with the largest percentage of U.S. sales, and all revenues generated from the High Cascade Snowboard Camp,(TM) realized in the first Fiscal quarter (June through August), the "back to school" selling months. As the Company increases sales to Europe due to the European Conversion, the Company may recognize more of such sales in the first Fiscal quarter due to seasonal demand for product in Europe. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and the Switch Autolock(R) System, have historically been strongest in the first and second Fiscal quarters. Such sales are now being recognized earlier in the first Fiscal quarter since industry retailers are demanding earlier shipments of product.

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

        State of Readiness. The Company has completed the analysis of its internal IT systems and has received certifications of Year 2000 compliance from its IT systems vendors. The Company is in the process of testing such systems to ensure compliance and expects such testing to be completed by October 1999.* The Company is still analyzing its non-IT systems for Year 2000 compliance and also expects to complete substantially all of such analyses by October 1999.* With respect to third party vendors, customers, creditors and financial services organizations, the Company has identified over 200 such third parties who the Company believes are material to its business. The Company has inquired as to the Year 2000 readiness of each of such parties and has sought certifications of Year 2000 compliance from them. To date, the Company has received responses from approximately 75% of such third parties which indicate either Year 2000 compliance or that they have instituted programs to assure such compliance. The Company is pursuing answers from all third parties who have, to date, failed to respond to the Company's inquiries. The Company hopes to receive substantially all of such answers by October 1999, and has updated its list of such third parties to reflect any required additions thereto.*

        Costs; Contingency Plans. Since the Company has not completed the analysis and data gathering phase of its Year 2000 compliance program, it cannot yet quantify the aggregate costs that may be required to fix the Year 2000 Issue or any losses to the Company which might result therefrom. The Company determined that its Human Resources and Payroll systems were not Year 2000 compliant. The Company spent approximately $32,500 to fix those systems and they are now Year 2000 compliant. The Company has not incurred any other material costs to date in fixing Year 2000 Issues.

        In the event the Company discovers that either internal IT or non-IT systems or the systems of key third party vendors, customers, creditors or financial service organizations will not be Year 2000 compliant, the Company will either obtain alternative IT systems that are Year 2000 compliant or systems that do not rely on computers, and, in the case of third party vendors, switch to other vendors which have Year 2000 compliant systems. The Company intends to develop a more specific contingency plan by October 1999.*

        Risks. The Company presently does not anticipate that a material business disruption will occur as a result of the Year 2000 Issue. However, to the extent the Company is unable to resolve the Year 2000 Issue, the Company's business, financial position and results of operations could be materially adversely affected.

        The Company believes that the greatest potential risk is the failure of its external business partners or federal, state or local governments to achieve Year 2000 compliance in a timely manner. Among other things, the Company's footwear manufacturers could be unable to manufacture or deliver materials and products in a timely manner, transportation carriers may be unable to deliver raw materials or product in a timely or cost-efficient manner, and customers may lose the capability to order products via electronic data interchange EDI. The Company will develop the contingency plan discussed above, but there can be no assurance that any such contingency plan will be sufficient to mitigate the impact of noncompliance by third parties, and some material adverse effect to the Company may result from one or more third parties regardless of defensive contingency plans.

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

        The above Section is a Year 2000 Readiness Disclosure, as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

----------

* Note: These are forward-looking statements regarding the completion dates of the various phases of the Company's Year 2000 compliance program. The actual date of completion may be different depending on a number of important factors, including but not limited to (i) the complexity of the analyses needed to determine Year 2000 compliance for non-IT systems embedded in items such as machinery and equipment, and
        (ii) the level of cooperation the Company receives from third parties with respect to its compliance inquiries.

        Euro Conversion

        On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the Euro, and adopted the Euro as their common legal currency on that date (the "Euro Conversion"). Existing currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, parties may pay for goods and services using either the Euro or the existing currency, but retailers are not required to accept the Euro as payment. Since the Company primarily does business in U.S. dollars, it is currently not anticipated that the Euro Conversion will have a material adverse impact on its business or financial condition.* The Company is aware that the information systems for its five European stores are not currently able to recognize the Euro Conversion, however, since three of the Company's European stores are located in the United Kingdom, which is not currently participating in the Euro Conversion, and the Spain and Austria stores may continue to accept local currencies until 2002, the Company does not expect its current overall European store operations to be materially adversely impacted by the Euro Conversion in the near future. The Company has confirmed that the information systems utilized by its European sales agents will recognize the Euro Conversion, but the Company is still analyzing whether the information systems of its European distributors will do the same.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable as of the end of Fiscal 1999.

--------

* Note: This is a forward-looking statement regarding the currencies in which the Company does business. The Company's actual results regarding the Euro Conversion could differ materially if the Company begins to accept currencies other than the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   VANS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1999 AND 1998

                                                                              1999                  1998
                                                                          -------------         -------------
                                                    ASSETS

Current assets:
  Cash ................................................................   $   7,777,192         $  16,779,528
  Accounts receivable, net of allowance for doubtful accounts and sales returns and allowances of $1,432,214 and  $1,117,695
    at May 31, 1999 and 1998, respectively (notes 6 and 12) ...........      30,056,150            17,253,102
  Inventories (notes 4 and 6) .........................................      37,024,553            29,841,235
  Deferred income taxes (note 8) ......................................       1,378,456             8,281,456
  Prepaid expenses ....................................................       7,823,767             4,884,184
                                                                          -------------         -------------
         Total current assets .........................................      84,060,118            77,039,505
  Property, plant and equipment, net (notes 3, 5 and 9) ...............      15,809,950            12,994,043
  Property held for lease (notes 5 and 9) .............................       4,601,326             4,789,314
  Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $35,695,857 and
    $34,513,349 at May 31, 1999 and 1998, respectively (note 3) .......      23,126,700            18,500,327
Other assets ..........................................................       2,939,623             2,826,491
                                                                          -------------         -------------
                                                                          $ 130,537,717         $ 116,149,680
                                                                          =============         =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings (note 6) ......................................   $   9,184,836         $   5,514,664
  Accounts payable ....................................................      10,600,870             6,526,595
  Accrued payroll and related expenses ................................       2,132,446             2,672,047
  Accrued  interest ...................................................         479,210                    --
  Restructuring costs (note 3) ........................................         730,141             5,612,758
  Income taxes payable ................................................         343,698             4,936,680
                                                                          -------------         -------------
         Total current liabilities ....................................      23,471,201            25,262,744
  Deferred income taxes (note 8) ......................................       2,090,536             1,862,452
  Capital lease obligations ( notes 7 and 9) ..........................          90,893               135,143
  Long-term debt (note 7) .............................................       8,712,129             1,874,153
                                                                          -------------         -------------
                                                                             34,364,759            29,134,492

Minority interest .....................................................       1,021,754               867,530

Stockholders' equity (notes 10 and 11):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized (1,500,000 shares designated as
    Series A Junior Participating Preferred Stock),
    none issued and outstanding .......................................              --                    --
  Common stock, $.001 par value, 20,000,000
    shares authorized, 13,238,567 and 13,290,042
    shares issued and outstanding at May 31,
    1999 and 1998, respectively .......................................          13,235                13,290
  Additional paid-in capital ..........................................     102,092,026           101,836,186

Accumulated other comprehensive income ................................         (37,774)              (60,159)
Accumulated deficit ...................................................      (6,916,283)          (15,641,659)
                                                                          -------------         -------------
         Net stockholders' equity .....................................      95,151,204            86,147,658
Commitments and contingencies (note 9)
                                                                          -------------         -------------
                                                                          $ 130,537,717         $ 116,149,680
                                                                          =============         =============



          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE-YEAR PERIOD ENDED MAY 31, 1999

                                                                      1999                  1998                  1997
                                                                 -------------         -------------         -------------
Net sales (note 12) ..........................................   $ 205,127,113         $ 174,497,304         $ 159,390,654
Cost of sales ................................................     118,458,384           112,197,573            96,690,956
                                                                 -------------         -------------         -------------
  Gross profit ...............................................      86,668,729            62,299,731            62,699,698
Operating expenses:
  Selling and distribution ...................................      46,392,299            33,569,858            28,111,805
  Marketing, advertising and promotion .......................      20,684,827            17,137,722            13,162,123
  General and administrative .................................       8,952,015             6,711,137             6,085,415
  Restructuring reserve expense (recovery) (note 3) ..........        (393,477)            8,212,238                    --
  Provision for doubtful accounts ............................         528,001               697,926               710,611
  Amortization of intangibles ................................       1,287,029               933,208               836,021
                                                                 -------------         -------------         -------------
          Total operating expenses ...........................      77,450,694            67,262,089            48,905,975
                                                                 -------------         -------------         -------------
          Earnings (loss) from operations ....................       9,218,035            (4,962,358)           13,793,723
Interest income ..............................................         210,266               479,728               597,045
Interest and debt expense ....................................      (1,157,955)             (262,181)             (438,485)
Other income (note 2) ........................................       5,999,850             2,160,640             2,782,671
                                                                 -------------         -------------         -------------
  Earnings (loss) before income taxes, minority
     interest in income of consolidated
     subsidiaries and extraordinary item .....................      14,270,196            (2,584,171)           16,734,954
Income tax expense (benefit)(note 8) .........................       4,851,867              (510,067)            5,996,180
Minority share of income .....................................         692,953               603,247               301,917
                                                                 -------------         -------------         -------------
Net earnings (loss) ..........................................       8,725,376            (2,677,351)           10,436,857
Other comprehensive income (expense), net of tax:
     Foreign currency translation adjustment .................          14,774              (147,262)                   --
                                                                 -------------         -------------         -------------
Total comprehensive income (loss) ............................   $   8,740,150         $  (2,824,613)        $  10,436,857
                                                                 =============         =============         =============
Per share information (note 2):
  Basic:
     Net earnings (loss) .....................................   $         .66         $        (.20)        $         .81
                                                                 =============         =============         =============
     Weighted average common and common equivalent shares ....      13,289,540            13,283,674            12,962,826
  Diluted:
     Net earnings (loss) .....................................   $         .64         $        (.20)        $         .76
                                                                 =============         =============         =============
     Weighted average common and common equivalent shares ....      13,666,759            13,283,674            13,805,000



          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE-YEAR PERIOD ENDED MAY 31, 1999

                                                    COMMON  STOCK

                                                                                        ADDITIONAL
                                                                                          PAID-IN         STOCK
                                                             SHARES        AMOUNT         CAPITAL      SUBSCRIPTION
                                                          -----------     --------     -------------   -----------
BALANCE AT MAY 31, 1996 .................................  12,628,085     $ 12,628     $  96,201,083     $(85,000)

   Issuance of common stock for cash ....................     368,862          369         2,269,565       80,500

   Issuance of common stock for acquisition .............     170,000          170         2,642,800           --

   Foreign currency translation adjustment ..............          --           --                --           --

   Net earnings .........................................          --           --                --           --
                                                          -----------     --------     -------------     --------
BALANCE AT MAY 31, 1997 .................................  13,166,947     $ 13,167     $ 101,113,448     $ (4,500)

   Issuance of common stock for cash ....................     188,265          188         1,105,981        4,500

   Repurchase of common stock ...........................    (102,500)        (102)         (980,523)          --

   Issuance of common stock for acquisition .............      37,330           37           597,280           --

   Foreign currency translation adjustment ..............          --           --                --           --

   Net earnings .........................................          --           --                --           --
                                                          -----------     --------     -------------     --------
BALANCE AT MAY 31, 1998 .................................  13,290,042     $ 13,290     $ 101,836,186     $     --

  Issuance of common stock for cash .....................     179,584          178         1,239,678           --
  Repurchase of common stock ............................    (471,000)        (473)       (3,959,320)          --
  Issuance of common stock for acquisition ..............     239,941          240         2,975,482           --

  Foreign currency translation adjustment ...............          --           --                --           --

  Net earnings ..........................................          --           --                --           --
                                                          -----------     --------     -------------     --------
BALANCE AT MAY 31, 1999 .................................  13,238,567     $ 13,235     $ 102,092,026     $     --
                                                          ===========     ========     =============     ========


                                                                             ACCUMULATED
                                                             RETAINED           OTHER         TOTAL
                                                             EARNINGS       COMPREHENSIVE  STOCKHOLDERS'
                                                          (ACUM. DEFICIT)       INCOME       EQUITY
                                                          ---------------    -----------  -------------
BALANCE AT MAY 31, 1996 .................................  $(23,401,165)     $     --     $ 72,727,546

   Issuance of common stock for cash ....................            --            --        2,350,434

   Issuance of common stock for acquisition .............            --            --        2,642,970

   Cumulative foreign currency translation adjustment ...            --       123,919          123,919

   Net earnings .........................................    10,436,857            --       10,436,857
                                                           ------------     ---------     ------------
BALANCE AT MAY 31, 1997 .................................  $(12,964,308)    $ 123,919     $ 88,281,726

   Issuance of common stock for cash ....................            --            --        1,110,669

   Repurchase of common stock ...........................            --            --         (980,625)

   Issuance of common stock for acquisition .............            --            --          597,317

   Cumulative foreign currency translation adjustment ...            --      (184,078)        (184,078)

   Net earnings .........................................    (2,677,351)           --       (2,677,351)
                                                           ------------     ---------     ------------
BALANCE AT MAY 31, 1998 .................................  $(15,641,659)    $ (60,159)    $ 86,147,658

  Issuance of common stock for cash .....................            --            --        1,239,856
  Repurchase of common stock ............................            --            --       (3,959,793)
  Issuance of common stock for acquisition ..............            --            --        2,975,722

  Cumulative foreign currency translation adjustment ....            --        22,385           22,385

  Net earnings ..........................................     8,725,376            --        8,725,376
                                                           ------------     ---------     ------------
BALANCE AT MAY 31, 1999 .................................  $ (6,916,283)    $ (37,774)    $ 95,151,204
                                                           ============     =========     ============



          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE-YEAR PERIOD ENDED MAY 31, 1999

                                                                                       YEARS ENDED MAY 31,
                                                                       --------------------------------------------------
                                                                           1999               1998               1997
                                                                       ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ..............................................   $  8,725,378       $ (2,677,351)      $ 10,436,857
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .................................      5,027,970          4,500,480          3,430,203
     Restructure cost recoveries ...................................       (393,477)                --                 --
     Net gain on sale of equipment .................................        (58,208)                --                 --
     Minority share of income ......................................        692,953            603,247                 --
     Provision for losses on accounts
       receivable and sales returns ................................        528,001            697,926            710,611
     Inventory write-down and other non-cash restructuring
      costs ........................................................             --         10,830,848                 --
     Changes in assets and liabilities, net of acquisition effects:
       Accounts receivable .........................................    (13,035,418)         6,475,843         (2,852,026)
       Inventories .................................................     (6,166,521)       (13,389,087)        (5,219,924)
       Deferred income taxes .......................................      7,131,084         (8,055,609)           505,605
       Prepaid expenses ............................................     (2,814,388)        (1,923,749)          (445,229)
       Other assets ................................................       (386,331)            21,283            (96,483)
       Accounts payable ............................................      3,447,154          1,620,404            286,423
       Accrued payroll and related expenses ........................       (823,366)           624,537            429,368
       Accrued workers' compensation ...............................             --                 --           (803,964)
       Restructuring costs .........................................     (5,702,393)                --                 --
       Restructuring reserve .......................................             --          5,612,758         (1,750,782)
       Income taxes payable ........................................     (4,592,982)         1,172,953          2,411,426
                                                                       ------------       ------------       ------------
          Net cash provided by (used in)
            operating activities ...................................     (8,420,544)         6,114,483          7,042,085
                                                                       ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......................     (6,011,615)        (5,039,992)        (5,092,936)
  Investments in other companies ...................................       (407,323)        (2,423,377)          (500,000)
  Proceeds from sale of property, plant and equipment ..............        849,018                 --                 --
                                                                       ------------       ------------       ------------
          Net cash used in investing activities ....................     (5,569,920)        (7,463,369)        (5,592,936)
                                                                       ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) short-term borrowings ................      2,897,347          1,830,245         (2,746,930)
  Payments on capital lease obligations ............................       (250,823)           (87,462)          (121,137)
  Proceeds from long term debt .....................................      5,452,703          1,615,559            258,594
  Consolidated subsidiary dividends
     paid to minority shareholder ..................................       (413,548)          (526,106)                --
  Proceeds from issuance of common stock, net ......................      1,239,856          1,110,604          2,295,504
  Payment for repurchase of common stock ...........................     (3,959,793)          (980,523)                --
                                                                       ------------       ------------       ------------
          Net cash provided by (used in) financing activities ......      4,965,742          2,962,317           (313,969)
          Effect of exchange rate changes ..........................         22,386           (184,078)           (18,357)
                                                                       ------------       ------------       ------------
          Net increase (decrease) in cash and cash equivalents .....     (9,002,336)         1,429,353          1,116,823
  Cash and cash equivalents, beginning of year .....................     16,779,528         15,350,175         14,233,352
                                                                       ------------       ------------       ------------
  Cash and cash equivalents, end of year ...........................   $  7,777,192       $ 16,779,528       $ 15,350,175
                                                                       ============       ============       ============
SUPPLEMENTAL CASH FLOW Information -- amounts paid for:
  Interest .........................................................   $    780,423       $    262,182       $    438,485
  Income taxes .....................................................   $  1,968,805       $  6,310,168       $  2,588,541
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Supplemental Disclosures:
Purchase of Global Accessories, Ltd.
   Acquired cash ...................................................   $         --       $         --       $    254,685
   Accounts receivable .............................................             --                 --            404,094
   Inventories .....................................................             --                 --            478,127
   Property, plant and equipment ...................................             --                 --             44,130
   Goodwill ........................................................             --                 --          2,203,126
   Prepaid expenses ................................................             --                 --             57,905
   Other assets ....................................................             --                 --             86,994
   Current liabilities .............................................             --                 --           (718,173)
Increase in investment in consolidated subsidiary
   Fair value of assets acquired ...................................        121,181             96,929                 --
   Stock issued ....................................................        976,342            597,280                 --
                                                                       ------------       ------------       ------------
Business Acquisition
   Stock issued ....................................................      1,999,380                 --                 --

                                                                                       YEARS ENDED MAY 31,
                                                                       --------------------------------------------------
                                                                           1999               1998               1997
                                                                       ------------       ------------       ------------
   Note payable issued .............................................      1,483,479                 --                 --
   Fair value of net liabilities assumed, excluding cash received ..      1,144,044                 --                 --
                                                                       ------------       ------------       ------------
                                                                       $  5,674,426       $    694,209       $  2,810,888
                                                                       ============       ============       ============



          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1999, 1998, AND 1997

1.      BUSINESS AND ORGANIZATION

        Vans, Inc. (the "Company") is a leading lifestyle, retail and entertainment-based company which targets 10-24 year-old consumers through the sponsorship of Core Sports(TM), such as skateboarding, snowboarding and BMX bicycling.

        On May 24, 1996, the Company completed a secondary offering of common stock (the "Offering"). In connection with the Offering, 2,700,000 shares of the Company's common stock were sold by the Company for net proceeds of approximately $47.7 million and 100,000 shares were sold by a stockholder of the Company. Additionally, 420,000 shares were sold by another selling stockholder to cover over-allotments. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. The Company used the net proceeds from the Offering to (i) repay $25.4 million of the outstanding principal amount of the Company's 9.6% senior notes due August 1, 1999 (the "Senior Notes"), including accrued interest and a makewhole amount resulting from the prepayment of the Senior Notes; (ii) repay $8.1 million outstanding under a secured line of credit with a financial institution; and (iii) increase working capital for the financing of inventory and accounts receivable.

        On May 9, 1996, the Company established a wholly-owned Hong Kong subsidiary, Vans Far East Limited ("VFEL"), and granted a worldwide license (excluding the United States) to VFEL to use the Company's trademark on and in connection with the manufacture and distribution of footwear. VFEL, in turn, contracts with distributors for foreign countries.

        On November 20, 1996, the Company acquired 51% of the outstanding Common Shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction (the "Global Acquisition"). In November 1998 the Company acquired an additional 10% of the common shares of Global, to bring the total investment to 70%. The Company will acquire the remaining 30% of the Global Shares in 1999, 2000 and 2001. The Global Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the fair market value of net assets acquired has been recorded as goodwill. The results of operations of Global have been included in the Company's consolidated statements of operations since the date of acquisition.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, Switch Manufacturing, a California corporation, Vans International, Inc., a foreign sales corporation ("FSC"), Vans Footwear International, Inc., a California corporation, VFEL, Vans Footwear Limited, a wholly-owned United Kingdom subsidiary, Global, Vans Latinoamericana, Vans Argentina, Vans Brazil, Vans Uruguay, and Vans Shoes Outlets, Ltd., a Texas Limited Partnership of which the Company is a general partner.

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

        Excess of cost over the fair value of net assets acquired. Excess of cost over the fair value of net assets acquired in Company acquisitions represented trademarks, manufacturing know-how, dealer relationships and distribution know-how and is being amortized on a straight-line basis over 15-30 years.

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

        Property, Plant and Equipment. Property, plant and equipment are stated at cost, less depreciation and amortization and estimated loss on disposal. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

                                                        YEARS
                                                        -----
Property held for lease............................     5-31.5
Machinery and equipment............................     5-10
Store fixtures and equipment.......................     5-7
Automobiles and trucks.............................     5-7
Computer, office furniture and equipment...........     3-7

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

        Long-Lived Assets

        The Company accounts for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of assets if facts and circumstances suggest impairment. If this review indicates that the assets will not be recoverable from nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the assets would be reduced to its estimated fair market value, based on discounted cash flows.

        Advertising, Start-Up and Product Design and Development Costs

        The Company charges all advertising costs, start-up costs and product design and development costs to expense as incurred.

        Other Income. Other income is comprised of the following:

                                 YEARS ENDED MAY 31,
                    --------------------------------------------
                       1999             1998             1997
                    ----------      -----------       ----------
Royalty income ...  $5,470,382      $ 2,216,619       $2,617,297

Rental income ....     295,283          (48,608)          36,373

Other ............     234,185           (7,371)         129,001
                    ----------      -----------       ----------
                    $5,999,850      $ 2,160,640       $2,782,671
                    ==========      ===========       ==========

        Fair Value of Financial Instruments. As of May 31, 1999, the fair value of most financial instruments approximated carrying value. The carrying value of accounts receivable, accounts payable, accrued payroll and related expenses and short-term borrowings approximates fair value because of the short term maturity of these financial instruments. The Company accounts for its equity investment in the ZoneNetwork.com, Inc. ("Zone") at cost. The fair value of Zone is not readily determinable.

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

        Business Segment Reporting

        The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in the fiscal year ended May 31, 1999. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products, geographic areas and major customers, if applicable. Management of the Company has determined its reportable segments are strategic business units that are distinct distribution channels. Significant reportable business segments are the retail, wholesale and international channels. Information related to these segments is summarized in note 14.

        Net Earnings (Loss) per Common Share

        In Fiscal 1999 and 1997 the weighted average shares used in the diluted earnings per share calculation differ from the weighted average shares used in the basic earnings per share calculation solely due to the dilutive effect of stock options.

        In Fiscal 1998, the weighted average shares used in the diluted earnings
(loss) per share calculation were the same as the weighted average shares used in the basic earnings (loss) per share calculation because the inclusion of any stock options would have had an anti-dilutive effect because the Company incurred a net loss.

        Options to purchase 795,236, 105,334, and 371,540 shares of common stock at prices ranging from $8.75 to $20.50 were outstanding during fiscal years 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

        Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 15, 2000. Since the Company and its subsidiaries do not presently invest in derivatives or engage in significant hedging activities or other derivatives, FAS No. 133 does not currently impact the Company's financial position or results of operations.

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

        Reclassifications. Certain amounts in the fiscal 1997 and 1998 consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

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

        The Company incurred a one-time restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings were incurred in the first nine months of Fiscal 1999, with the exception of final cash payments for one of the terminated distributors which are payable in December 1999. Such cash expenditures will be funded out of operations. The Vista Facility was closed on August 6, 1998.

        The estimated provision includes approximately $2,949,000 for terminated international distributor agreements and other related European restructuring costs such as legal, consulting and travel costs which were incurred in Q4 Fiscal 1998. Under the termination agreements, the international distributors received an aggregate of 155,000 shares of the Company's Common Stock, determined by negotiations between the parties, and some cash proceeds. The Company also agreed to re-acquire certain inventory of the distributors. The value of the inventory re-acquired from the distributors was approximately $1.0 million, valued at the distributors' cost basis, written down to the lower of cost or market.

        The estimated provision also includes $2,184,000 for estimated loss on sale of plant equipment (see note 5), $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the Vista Facility and prepare the site for a new tenant.

        The following table outlines the beginning balance of, and expenditures related to, the restructuring accrual at May 31, 1999:

                                              May 31, 1998                                     May 31, 1999
                                                Balance           Cash           Non-Cash        Balance
                                              ------------     ----------       ----------     ------------
European Restructuring:

Termination of international distributors ..   $2,534,000        (300,000)      (1,504,000)      $730,000
U.S. Restructuring:
  Plant closure costs ......................   $3,079,000      (2,686,000)        (393,000)            --
                                               ----------      ----------       ----------       --------
Total Restructuring Cost ...................   $5,613,000      (2,986,000)      (1,897,000)      $730,000
                                               ==========      ==========       ==========       ========

        During Fiscal 1999, the Company incurred cash expenditures of $300,000 and non-cash expenditures of $1,504,000 related to the termination of two of the Company's international distributors in Europe and incurred $2,686,000 in cash expenditures related to the closure of the Vista Facility. In addition, in Q3 Fiscal 1999, the Company recognized $393,000 in restructure cost recoveries related to the closure of the Vista Facility.

4.      INVENTORIES

        Inventories are comprised of the following:

                                       MAY 31,
                             ----------------------------
                                 1999             1998
                             -----------      -----------
        Raw materials .....  $        --      $   646,957
        Work-in-process ...      138,004          378,300
        Finished goods ....   36,886,549       28,815,978
                             -----------      -----------
                             $37,024,553      $29,841,235
                             ===========      ===========

        Inventories at May 31, 1999 and 1998 are reduced by $681,598 and $637,546, respectively, to reflect the lower of cost or market valuation allowances.

        In Q4 Fiscal 1998, as a result of the U.S. and European restructurings, the Company wrote-down its raw materials approximately $1,750,000 to its net realizable value and its domestically-produced finished goods inventory approximately $6,850,000 to its net realizable value and reserved approximately $800,000 against the inventory to be purchased from the terminated international distributors. The net realizable value was estimated using historical sales data for similar inventory and the amount of the inventory reserve was estimated based on the difference between the distributor's landed cost (purchase price) and the Company's cost. The write-down is not included in the valuation allowance at May 31, 1998, as it was recorded directly against the inventory and the inventory reserve for the inventory to be purchased from the terminated international distributors is included in the accrued liabilities as of May 31, 1998 (see note 3).

5.      PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment is comprised of the following:

                                                                         MAY 31,
                                                              -------------------------------
                                                                  1999               1998
                                                              ------------       ------------
        Machinery and equipment ............................  $  2,898,950       $  2,692,859

        Store fixtures and equipment .......................     4,573,361          2,994,827

        Automobiles and trucks .............................     1,075,566          1,025,556

        Computers, office furniture and equipment ..........     8,020,297          6,956,026

        Leasehold improvements .............................    11,061,832          7,996,503
                                                              ------------       ------------

        Less accumulated depreciation and amortization .....   (11,820,056)        (8,671,728)
                                                              ------------       ------------
                                                              $ 15,809,950       $ 12,994,043
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

        As of May 31, 1999 and 1998, the property held for lease related to the closed Orange, California manufacturing facility had a net book value of $4,601,326 and $4,789,314, respectively (see note 9). These amounts are net of $4,450,019 and $4,257,532, respectively, of accumulated depreciation. The amount of future rental income under noncancellable leases for this property is $1,868,700.

        Included in machinery and equipment and automobiles and trucks at May 31, 1999 and 1998 are $828,558 of assets held under capital leases. At May 31, 1999 and 1998, accumulated amortization of assets held under capital leases totaled $425,977 and $294,777, respectively (see note 9).

        Depreciation expense totaled $3,434,787, $3,371,946 and $2,596,357 for the years ended May 31, 1999, 1998 and 1997, respectively.

6.      CREDIT FACILITIES AND SHORT-TERM BORROWINGS

        The Company has a bank line of credit that was established in November 1996, which permits the Company to borrow amounts up to $25.0 million (the "Line of Credit"). Effective as of May 31, 1998, in order to assist the Company with seasonal needs for cash, the Line of Credit was increased to $38.5 million. Such increase expired on December 31, 1998. The Line of Credit is unsecured, however, if certain events of default occur by the Company under the loan agreement establishing the Line of Credit, the Bank may obtain a security interest in the Company's accounts receivable and inventory. Interest is payable at the bank's prime rate (7 3/4% as of May 31, 1999) plus a percentage which varies depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (the "Debt to EBITDA Ratio"). Under the loan agreement establishing the Line of Credit, the Company must maintain certain financial covenants and is prohibited from paying dividends or making any other distribution without the bank's consent. As of May 31, 1999, the Company was in compliance with all such covenants. At May 31, 1999, the Company had drawn down $8,950,000 under the Line of Credit, and had $14,115,000 in open letters of credit thereunder.

        In July 1999 the Company obtained a $63.5 million credit facility pursuant to a credit agreement with several lenders. The new credit facility replaced the Line of Credit (see note 13).

7.      DEBT

        Long-term debt at May 31, 1999 and 1998 consists of the following:

                                                             MAY 31,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
        Triple Crown of Surfing Note Payable ...   $       --      $   50,000
        12% note payable to Tavistock ..........    3,178,225       1,934,229
        Capitalized lease obligations with
           interest at 9.6% (see note 9) .......      282,030         263,879
        Switch note payable ....................    1,611,733              --
        Bank of the West Facility ..............    3,915,111              --
        Astro van note payable .................        7,060              --
                                                   ----------      ----------
                                                   $8,994,159      $2,248,108
        Less:  Current portion .................      271,155         238,812
                                                   ----------      ----------
                                                   $8,723,004      $2,009,296
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

8.      INCOME TAXES

        Income tax expense (benefit) consists of the following:

                                                     YEARS ENDED MAY 31,
                                  ----------------------------------------------------------
                                      1999                    1998                   1997
                                  -----------             -----------             ----------
        Current:
          U.S. Federal ........   $(1,902,012)            $ 3,280,477             $4,021,966
          State ...............      (482,957)                945,271              1,165,505
          Foreign .............       800,086                 507,795                303,302
                                  -----------             -----------             ----------
                                   (1,584,883)              4,733,543              5,490,773
                                  -----------             -----------             ----------

        Deferred:
          U.S. Federal ........     5,098,666              (4,151,909)               393,413
          State ...............     1,338,084              (1,091,701)               111,994
                                  -----------             -----------             ----------
                                    6,436,750              (5,243,610)               505,407
                                  -----------             -----------             ----------
                                  $ 4,851,867             $  (510,067)            $5,996,180
                                  ===========             ===========             ==========

        Total income tax expense (benefit) differed from amounts computed by applying the U.S. Federal statutory tax rate of 35% to earnings (loss) before income taxes, as a result of the following:

                                                                                     YEARS ENDED MAY 31,
                                                                 -----------------------------------------------------------
                                                                     1999                   1998                    1997
                                                                 -----------             -----------             -----------
        Computed "expected" tax expense (benefit) ............   $ 4,994,569             $  (904,460)            $ 5,857,234

        Compensation under stock option plans ................            --                 (18,953)                (94,936)

        Amortization of intangible assets ....................       422,191                 318,311                 284,247

        State franchise taxes, net of Federal benefit ........       555,832                 (77,823)                821,368

        Increase in valuation allowance ......................       564,494                 289,328                  12,668

        Other ................................................        64,650                 129,783                   7,227

        Tax effect of foreign operations .....................    (1,749,869)                 43,075                (986,414)
                                                                 -----------             -----------             -----------
                                                                 $ 4,851,867             $  (220,739)            $ 5,901,394
                                                                 ===========             ===========             ===========

        The components of net deferred taxes as of May 31, 1999 and 1998 follow:

                                                                              MAY 31,
                                                                 -----------------------------------
                                                                     1999                    1998
                                                                 -----------             -----------
        Deferred tax assets:
          Accounts receivable ................................   $    40,963             $        --
          Inventories ........................................       661,636                 787,868
          Restructuring costs ................................       297,313               5,513,553
          Accrued expenses ...................................       605,339                 654,283
          Compensation under stock option plans ..............            --                  36,325
          Tax credit and other carryforwards .................     1,008,537                 444,043
                                                                 -----------             -----------
                                                                   2,613,788               7,436,072
          Valuation allowance ................................    (1,008,537)               (444,043)
          Total deferred tax assets ..........................     1,605,251               6,992,029
        Deferred tax liabilities:
          Accounts receivable ................................            --                  62,351
          Property, plant and equipment ......................     1,319,054                 196,710
          Intangibles ........................................         4,275                 113,691
          Unremitted earnings of foreign subsidiaries ........       994,002                 200,273
                                                                 -----------             -----------
          Total deferred tax liabilities .....................     2,317,331                 573,025
                                                                 -----------             -----------
          Net deferred tax asset (liabilities) ...............   $  (712,080)            $ 6,419,004
                                                                 ===========             ===========

        Based on the Company's current and historical pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets as of May 31, 1999, with the exception of foreign tax credit and other carryforwards which may not be realizable.

9.      COMMITMENTS AND CONTINGENCIES

        Litigation. The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

        Capital Leases. The Company has capital leases for certain equipment at its distribution center. These leases were discounted using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations at May 31, 1999 are as follows:

        2000 ......................................................   $209,839
        2001 ......................................................     75,724
        2002 ......................................................     19,847
                                                                      --------
        Total minimum obligations .................................    305,410
        Less:  amounts representing interest ......................     23,380
                                                                      --------
        Present value of net minimum obligations ..................    282,030
        Less current portion ......................................    191,137
                                                                      --------
        Long-term obligations at May 31, 1999 (see note 7) ........   $ 90,893
                                                                      ========

        The current portion of capital lease obligations is included in accounts payable in the accompanying balance sheets at May 31, 1999 and 1998.

        Operating Leases. Substantially all of the Company's retail stores and the distribution facility are leased under noncancelable operating leases having original terms in excess of one year. Certain leases are renewable and contain clauses for rent escalation. The future minimum rental payments under noncancelable operating leases are as follows at May 31, 1999:

        2000 ...........................  $  5,645,270
        2001 ...........................     4,847,602
        2002 ...........................     4,183,456
        2003 ...........................     3,408,713
        2004 ...........................     2,402,001
        Thereafter .....................     6,580,518
                                          ------------
                                            27,067,560
        Less:  Sublease income .........      (364,500)
                                          ------------
                                          $ 26,703,060
                                          ============

        Sublease income represents expected future income from the sublease of the Company's former City of Industry, California distribution facility to another distribution company.

        The Company's Orange, California facility is leased to two unrelated third parties under separate agreements. The first party, CAPCO, leases approximately 71,400 square feet under a gross lease for a period of five years commencing November 1, 1996. Base rent of $21,000 is payable monthly. The second party, Orange Engineering, leases approximately 76,000 square feet under a triple net lease for a period of five years commencing April 1, 1997. Base rent of $24,000 is payable monthly.

        Future minimum lease payments receivable under noncancelable operating leasing arrangements as of May 31, 1999 are as follows:

        2000 .......................................  $  558,520
        2001 .......................................     576,280
        2002 .......................................     369,400
                                                      ----------
        Net minimum future lease receipts ..........  $1,504,200
                                                      ==========

        The Company also leases certain other equipment on a month-to-month basis. Total rent expense incurred for the years ended May

31, 1999, 1998 and 1997 under all operating leases was approximately $5,717,000, $4,897,000, and $5,830,000, respectively.

        Included in rent expense for each of the years ended May 31, 1999, 1998 and 1997 is $36,000 for the rent of a retail store from The Group, a California general partnership whose partners are former shareholders of the Company's predecessor. The Company also incurred rent expense of $17,900 for the three years ended May 31, 1999, 1998 and 1997, respectively, for the lease of two retail stores owned by members of the immediate family of one of the founders of the Company's predecessor.

        Deferred Compensation Plan. The Company has established a deferred compensation plan for the benefit of Walter E. Schoenfeld, the Company's Chairman and former Chief Executive Officer, and his spouse. Under the plan, the Company has established a trust which will hold and disperse assets pursuant to the terms of the plan. The Company will, for a period of five years, deposit $200,000 per year with the trustee of the trust. The trust funds will be invested by the trustee in accordance with instructions given by the Company. Commencing in 2001 the trustee will pay Mr. Schoenfeld $100,000 per year from the trust funds. Such payments will continue for the remainder of Mr. Schoenfeld's life and then will be paid to his spouse, if she survives him. During fiscal 1999 and fiscal 1998 $204,732 and $188,699, respectively, was recorded as compensation expense. At May 31, 1999 and 1998 the balance in deferred compensation was $568,583 and $363,851.

        The Company has entered into a management agreement, as amended, with a company owned by a former significant stockholder of the Company. The agreement provides for a management fee aggregating $350,000 annually. Payments under this agreement are made monthly. The Company incurred management fee expenses of $350,000 and $350,000 for the years ended May 31, 1998 and 1997, respectively. The agreement terminated on May 31, 1998.

        License Agreements. The Company has commitments to pay minimum guaranteed royalties under license agreements for certain athletes aggregating approximately $953,000 at May 31, 1999. These agreements range from 1-3 years in duration and are payable through July 2002. Approximately $978,000, $544,000 and $550,000 were paid under such license agreements during the years ended May 31, 1999, 1998 and 1997, respectively.

        Foreign Currency Contracts. Global enters into foreign currency contracts from time to time to hedge against currency fluctuations for the purchase of U.S. dollars. At May 31, 1999 and 1998 the amount in foreign currency contracts approximated Pound Sterling400,000 and Pound Sterling600,000, respectively. At May 31, 1999, the remaining time until the settlement dates ranged from 1 to 2 months. The Company currently owns 70% of Global (see note
1).

        Third Party Manufacturing. One manufacturer accounted for approximately 21% of all third-party shoes manufactured for the Company during the year ended May 31, 1997, and no manufacturer accounted for more than 10% of third-party shoes manufactured for the Company during the years ended May 31, 1999 and 1998.

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

        The Compensation Committee of the Board of Directors determined in June 1998 that the exercise prices of certain stock options previously granted to certain Board members of the Company were at such high levels compared to the existing market value that the retention powers of the options had been negated to a certain extent. Accordingly, on June 16, 1998, the Committee approved the amendment of the exercise price of certain director options to lower them to $9.38, the closing sales price of the Common Stock on that date. The repricing of the stock options has been reflected below in the pro forma net earnings and per share calculation and the related Black-Scholes calculation.

        At May 31, 1999, the Company has three stock-based compensation plans. No compensation cost has been recognized for fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been recognized under SFAS Statement No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced as indicated in the pro forma amounts indicated below:

                                                     MAY 31,         MAY 31,           MAY 31,
                                                      1999            1998              1997
                                                     -------       ---------          --------
        Pro forma net earnings (loss) .............. $  7,951      $  (3,407)         $ 10,207
        Pro forma earnings (loss) per share
        Basic ...................................... $    .60      $   (0.26)         $   0.79
        Diluted .................................... $    .58      $   (0.26)         $   0.74

        The pro forma net earnings (loss) and per share amounts reflect only options granted from June 1, 1996 through May 31, 1999. Therefore, the full impact of calculating compensation, cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of four to six years and compensation cost for options granted prior to January 1, 1995 is not considered.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 1999, 1998 and 1997, respectively: expected volatility of 55% for Fiscal 1999 and 53% for Fiscal 1998 and 1997; risk-free interest rates ranging from 4.42% to 5.54% for Fiscal 1999, from 5.43% to 6.06% for Fiscal 1998, and 5.82% to 6.62% for Fiscal 1997; assumed dividend yield of zero for all three years; and expected lives of four and six years.

        Vanstastic Plan. In July 1997, the Board of Directors of the Company adopted the Vanstastic Employee Stock Option Plan (the "Vanstastic Plan"). Options granted under the Vanstastic Plan may be either incentive stock options or non-statutory options. The Company will grant all full-time employees, and part-time employees working more than 1,400 hours per fiscal year, stock options annually based on a formula. A total of 400,000 shares are available under the Vanstastic Plan and the Plan expires in July 2007. Stock options granted under the plan have a maximum term of ten years and vest over a five year period. The exercise price for each option is equivalent to no less than the fair market value of the Company's common stock on the date the option was granted. As of May 31, 1999 no options had been exercised under the Vanstastic Plan.

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

        A summary of the status of the Company's Vanstastic Plan as of May 31, 1999 and its 1991 Long-Term Incentive Plan as of May 31, 1999, 1998 and 1997 and changes during the years then ended are presented below:

                                                    1999                        1998                        1997
                                          -------------------------  -------------------------    ---------------------------
                                                                                 WEIGHTED
                                          SHARES   WEIGHTED AVERAGE  SHARES       AVERAGE         SHARES    WEIGHTED AVERAGE
           FIXED OPTIONS                  (000)     EXERCISE PRICE    (000)     EXERCISE PRICE    (000)      EXERCISE PRICE
----------------------------------        ------   ----------------  ------     --------------    ------    -----------------
Outstanding at beginning of year ......     1,106      $  8.49        1,185         $    8.88     1,212      $    6.16
Granted ...............................       529         6.76          243             10.03       465          12.38
Exercised .............................       (21)        6.41         (178)             5.68      (324)          5.90
Forfeited .............................       (46)        8.73         (144)             8.76      (168)          5.25
                                            -----                     -----                       -----
Outstanding at end of year ............     1,568         7.88        1,106              8.49     1,185           8.88

Options exercisable at year-end .......                     --          594                         424

Weighted average fair value of
options granted during the year .......                $  6.75                      $    9.53                $    6.23

        The following table summarizes information about fixed stock options outstanding at May 31, 1999:

                                             OPTIONS OUTSTANDING                               OPTIONS   EXERCISABLE
                           --------------------------------------------------------      -----------------------------------
                               OPTIONS           WEIGHTED AVG.                               OPTIONS
    RANGE OF EXERCISE      OUTSTANDING AT          REMAINING          WEIGHTED AVG.      EXERCISABLE AT        WEIGHTED AVG.
         PRICES             MAY 31, 1999       CONTRACTUAL LIFE      EXERCISE PRICE       MAY 31, 1999        EXERCISE PRICE
    -----------------      --------------      ----------------      --------------      --------------       --------------
      $5.75-$ 9.50            164,767              $3.88                $6.93                164,767              $6.82
       4.50-  6.88            164,655               5.67                 5.25                160,855               5.25
       4.25-  9.25            158,929               6.42                 7.49                158,929               7.49
       9.25- 14.13            379,000               7.56                 9.30                260,687               9.30
       8.53-  9.81            174,620               8.39                 9.21                 43,124               9.22
       6.25- 10.88            506,299               9.50                 6.72                     --                 --
                            ---------                                                      ---------
                            1,568,270               7.58                 7.60                788,362               7.59


        Non-Qualified Plans. Under separate non-qualified stock option agreements, the Company has granted options to purchase 853,176 shares of the Company's stock at an exercise price ranging from $.17 to $9.38 per share. The excess, if any, of the fair market value of the Company's stock at the date of grant over the exercise price of the option was considered unearned compensation, which was amortized and charged to operations over the option's vesting period. As of May 31, 1999, 797,496 options had been exercised, and 56,140 options were exercisable under these agreements.

        In addition to the above plans, during the year ended May 31, 1993, the Board of Directors granted certain officers of the Company restricted stock awards representing an aggregate of 21,773 shares of common stock. The shares underlying the stock grants are outstanding at the date of grant. Generally, these shares become fully vested five years from the grant date and remain restricted and non-transferable until such date. During fiscal 1995, stock grants representing 4,000 shares were canceled and 4,000 shares were vested as part of a separation agreement. During the year ended May 31, 1999, no shares were sold and at May 31, 1999, stock awards representing 13,273 shares remained restricted.

11.     STOCKHOLDER RIGHTS PLAN

        On February 22, 1994, the Board of Directors of the Company unanimously adopted a Stockholder Rights Plan, pursuant to which it declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the common stock. In December 1996, the Board of Directors unanimously agreed to extend the Rights Plan to February 22, 2007, and change the price of each Right to $65.00. The Plan was amended and restated by the Board of Directors in its entirety in May 1999 to conform to certain changes in Delaware law.

        The Rights dividend was payable on March 8, 1994 to the holders of record of shares of common stock on that date. Each Right entitles the registered holder to purchase from the Company 1/100th of a share of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share, 1,500,000 shares authorized and no shares issued or outstanding at May 31, 1999 (the "Series A Preferred Stock"), at a price of $65.00 per 1/100th of a share, subject to adjustment.

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

12.     EXPORT SALES

        Sales to foreign unaffiliated customers, by major country, through VFEL were as follows:

                                     YEARS ENDED MAY 31,
                      -------------------------------------------------
                          1999               1998               1997
                      -----------        -----------        -----------
France .............  $ 9,628,000        $ 5,922,000        $ 5,154,000
United Kingdom .....    9,165,000          6,863,000          3,957,000
Germany ............    7,506,000          3,957,000          5,446,000
Japan ..............    6,189,000         13,798,000         11,704,000
Mexico .............    3,181,000          2,940,000            385,000
Argentina ..........    2,633,000          1,489,000             27,000
Canada .............    2,585,000          1,585,000          1,941,000
Panama .............    1,643,000          1,818,000          1,397,000
Other ..............   15,001,000         11,640,000         14,283,000
                      -----------        -----------        -----------
                      $57,531,000        $50,012,000        $44,294,000
                      ===========        ===========        ===========

        The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other non-tariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes that it has acted to reduce these risks by diversifying manufacturing among various countries and, within those countries, among various factories.

13.     SUBSEQUENT EVENTS

        In July 1999 the Company obtained a $63.5 million credit facility (the "New Credit Facility") pursuant to a Credit Agreement (the "Credit Agreement") with several lenders (the "Lenders"). The New Credit Facility replaced the Company's former $30.0 million revolving line of credit with Bank of the West (the "Bank of the West Facility").

        Of the $63.5 million amount of the New Credit Facility, $53.0 million is in the form of an unsecured revolving line of credit (the "Revolver"), and $10.5 million is in the form of an unsecured term loan (the "Term Loan"). The Revolver expires on October 31, 2002. The Company has the option to pay interest on Revolver advances at a rate equal to either (i) LIBOR, or (ii) a base rate plus a margin which will be based on the Company's ratio of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement.

        Of the $10.5 million Term Loan, approximately $5.0 million was disbursed at the closing of the New Credit Facility to replace a portion of the Bank of the West Facility, and the remaining portion must be disbursed on or before January 31, 2001. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at LIBOR for advances of one, two three or six months, or a base rate for U.S. dollar advances.

        Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders.

        On July 29, 1999, the Company acquired all of the outstanding capital stock of High Cascade Snowboard Camp, Inc., an Oregon corporation ("High Cascade"), and its sister company, Snozone Boarding and Video, Inc., an Oregon corporation, through mergers of the two companies with and into a wholly-owned subsidiary of the Company. The merger will be accounted for as a pooling of interests. High Cascade, located at the base of Mount Hood in Oregon, is the leading summer snowboarding camp in the world.

        The consideration exchanged by the Company primarily consisted of 236,066 shares of the Company's Common Stock. The results of the two companies will be consolidated in the Company's financial statements starting with the period beginning on June 1, 1999.

14. BUSINESS SEGMENTS, CONCENTRATION OF BUSINESS AND CREDIT RISK AND SIGNIFICANT CUSTOMERS

        The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate corporate charges, income taxes or unusual items to segments. The Company evaluates performance based on segment revenues and consolidated operating income. The Company's reportable segments have distinct sales channels. Each business segment is summarized as follows:

                         1999                1998                1997
                     ------------        ------------        ------------
Retail ............  $ 60,050,000        $ 46,984,000        $ 36,999,000
Wholesale .........    87,546,000          77,501,000          78,127,000
International .....    57,531,000          50,012,000          44,265,000
                     ------------        ------------        ------------
                     $205,127,000        $174,497,000        $159,391,000
                     ============        ============        ============

        The Company does not have any individual customers representing more than 10% of sales.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Vans, Inc.:

        We have audited the accompanying consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vans, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each year in the three-year period ended May 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP
Orange County, California
July 19, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated herein by reference to the captions "Proposal 1 - Election of Directors," Information Relating to Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4, 7, and 15 of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the caption "Executive Compensation and Other Information" on page 9 of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Management and Certain Beneficial Owners" on page 3 of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)     Financial Statements

        The Company's Financial Statements, and the Notes thereto, listed in the Index to Financial Information located at page F-1 of this Report, are set forth in Item 8 of this Report.

        (2)     Financial Statement Schedules

        The Financial Statement Schedule and the report of independent auditors thereon are set forth at pages F-2 and F-3 of this Report.

        (3)     Exhibits

           EXHIBIT NO.  EXHIBIT DESCRIPTION
           -----------  -------------------
            (8)  2.1    Agreement of Merger between the Registrant and Van Doren
                        Rubber, dated July 31, 1991

            (2)  2.1    Certificate of Ownership and Merger (Delaware) of Van
                        Doren Rubber into the Registrant, dated August 19, 1991

            (2)  2.2    Certificate of Ownership (California) of the Registrant
                        and Van Doren Rubber, dated August 19, 1991

           EXHIBIT NO.  EXHIBIT DESCRIPTION
           -----------  -------------------
            (26) 2.3    Agreement and Plan of Merger, dated July 10, 1998,
                        between the Registrant and Switch Manufacturing

            (2)  3.1    Restated Certificate of Incorporation of the Registrant,
                        dated August 30, 1991

            (2)  3.1.1  Certificate of Retirement of Class A and Class B
                        Preferred Stock of the Registrant, dated August 29, 1991

            (1)  3.2    Amended and Restated By-laws of the Registrant, approved
                        by the Board of Directors of the Registrant on May 18,
                        1999

            (8)  3.3    Certificate of Designation of Preferences and Rights of
                        Series A Junior Participating Preferred Stock of the
                        Registrant

                 4.1    Reference is made to Exhibits 3.1 and 3.2

            (8)  4.2    Specimen Stock Certificate

            (27) 4.3    Amended and Restated Rights Agreement, dated as of May
                        18, 1999, by and between the Registrant and ChaseMellon
                        Shareholder Services as Rights Agent.

            (25)10.1 Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Craig E. Gosselin, superseding his Employment Agreement, dated July 1, 1992

            (6) 10.2    1991 Long-Term Incentive Plan

            (2) 10.2.1  Amendment No. 1 to 1991 Long-Term Incentive Plan

            (2) 10.2.2  Amendment No. 2 to 1991 Long-Term Incentive Plan

            (9) 10.2.3  Amendment No. 3 to the 1991 Long-Term Incentive Plan

            (11)10.2    4 Amendment No. 4 to the 1991 Long-Term Incentive Plan

            (11)10.2.5  Amendment No. 5 to the 1991 Long-Term Incentive Plan

            (18)10.2.6  Amendment No. 6 to the 1991 Long-Term Incentive Plan

            (25)10.3    Employment Agreement, dated as of March 10, 1997, by and
                        between the Registrant and Steven J. Van Doren,
                        superseding his Employment Agreement, dated June 15,
                        1994

            (1) 10.4    Credit Agreement, dated as of July 13, 1999, among the
                        Registrant, Bank of America NT&SA and other lenders

            (12)10.5 Employment Agreement, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

            (25)10.5.1  Amendment No. 1 to the Employment Agreement of Gary H.
                        Schoenfeld

            (13)10.6 Employment Agreement dated as of December 1, 1995, by and between Walter E. Schoenfeld and the Registrant

            (19)10.6.1  Amendment No. 1 to the Employment Agreement of Walter E.
                        Schoenfeld

            (31)10.6.2  Amendment No. 2 to the Employment Agreement of Walter E.
                        Schoenfeld, dated May 18, 1998

            (1) 10.6.3  Amendment No. 3 to the Employment Agreement of Walter E.
                        Schoenfeld

            (30)10.7 Employment Agreement, dated as of April 1, 1999, by and between Kyle B. Wescoat and the Registrant, superseding his Agreement dated February 14, 1996

           EXHIBIT NO.  EXHIBIT DESCRIPTION
           -----------  -------------------
            (16)10.8    Employment Agreement, dated July 1, 1996, by and between
                        the Registrant and Charles C. Kupfer

            (16)10.9    Standard Industrial/Commercial Single Tenant Lease -
                        Gross, dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

            (16)10.10   Standard Industrial/Commercial Single Tenant Lease -
                        Net, dated July 22, 1996, by and between the Registrant and Orange Engineering & Machine, Inc.

            (16)10.11 Trust Under Vans, Inc. Deferred Compensation Plan, dated as of June 3, 1996

            (16)10.11.1 Amendment to Trust Under Vans, Inc. Deferred
                        Compensation Plan

            (16)10.12 Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

            (25)10.13 Standard Industrial Sublease, dated March 25, 1997, by and between the Registrant and Frank Zamarripa Inc.

            (17)10.14 Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant

            (17)10.15   Construction Agreement between Wohl Venture One, LLC, a
                        Delaware limited liability company, and the Registrant

            (18)10.16 Employment Agreement, dated December 4, 1996, by and between the Registrant and Jay E. Wilson

            (1) 10.17   Tour Title Sponsorship Agreement, dated as of January 1,
                        1998, by and between the Registrant and C.C.R.L., LLC, a
                        California limited liability company

            (19)10.18   Amended and Restated Operating Agreement, dated January
                        1, 1997, by and among the Registrant, Gendler, Codikow &
                        Carroll, Kevin Lyman Production Services and Creative
                        Artists Agency (the "Operating Agreement")

            (19)10.19   Side Letter to the Operating Agreement

            (20)10.20   Share Sale and Purchase Option Agreement, dated November
                        20, 1996, by and among the Registrant and the shareholders of Global Accessories Limited

            (25)10.21 Investor Rights Agreement, dated July 8, 1997, by and between the Registrant and The Zone Network, Inc.

            (23)10.22 Employment Agreement, dated as of February 3, 1998, by and between the Registrant and Michael C. Jonte

            (24)10.23 Employment Agreement, dated as of October 29, 1997, by and between the Registrant and Scott A. Brabson

            (28)10.24 Surrender of Leasehold, dated as of September 14, 1998, by and between the Registrant and Pacific Gulf
                        Properties, Inc.

            (29)10.25 Employment Agreement, dated October 21, 1998, by and between the Registrant and Stephen M. Murray

            (30)10.26 Employment Agreement, dated March 15, 1999, by and between the Registrant and Joseph D. Giles

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

(26)    Filed as an exhibit to the Registrant's Form 8-K, dated July 21, 1998.

(27) Filed as an exhibit to the Registrant's Form 8-A/A Registration Statement, filed with the SEC on June 28, 1999.

(28) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 29, 1998.

(29) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 28, 1998.

(30) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 27. 1999.

(31) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarterly period ended May 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VANS, INC.

                                        (Registrant)

                                        /s/ Gary H. Schoenfeld
                                        ----------------------------------------
                                        By: Gary H. Schoenfeld
Date: August 30, 1999                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

/s/ Gary H. Schoenfeld                                 Date: August 30, 1999
--------------------------------------------
Gary H. Schoenfeld
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Walter E. Schoenfeld                               Date: August 30, 1999
--------------------------------------------
Walter E. Schoenfeld
Chairman of the Board and Director

/s/ Kyle B. Wescoat                                    Date: August 30, 1999
--------------------------------------------
Kyle B. Wescoat

Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ George E. McCown                                   Date: August 30, 1999
--------------------------------------------
George E. McCown
Director

/s/ Philip H. Schaff, Jr.                              Date: August 30, 1999
--------------------------------------------
Philip H. Schaff, Jr.
Director

/s/ Wilbur J. Fix                                      Date: August 30, 1999
--------------------------------------------
Wilbur J. Fix
Director

/s/ James R. Sulat                                     Date: August 30, 1999
--------------------------------------------
James R. Sulat
Director

/s/ Kathleen M. Gardarian                              Date: August 30, 1999
--------------------------------------------
Kathleen M. Gardarian
Director

/s/ Lisa M. Douglas                                    Date: August 30, 1999
--------------------------------------------
Lisa M. Douglas
Director

/s/ Gerald Grinstein                                   Date: August 30, 1999
--------------------------------------------
Gerald Grinstein
Director

/s/ Charles G. Armstrong                               Date: August 30, 1999
--------------------------------------------
Charles G. Armstrong
Director

/s/ Leonard R. Wilkens                                 Date: August 30, 1999
--------------------------------------------
Leonard R. Wilkens
Director

           EXHIBIT NO.  EXHIBIT DESCRIPTION
           -----------  -------------------
            (8)  2.1    Agreement of Merger between the Registrant and Van Doren
                        Rubber, dated July 31, 1991

            (2)  2.1    Certificate of Ownership and Merger (Delaware) of Van
                        Doren Rubber into the Registrant, dated August 19, 1991

            (2)  2.2    Certificate of Ownership (California) of the Registrant
                        and Van Doren Rubber, dated August 19, 1991

            (26) 2.3 Agreement and Plan of Merger, dated July 10, 1998, between the Registrant and Switch Manufacturing

            (2)  3.1    Restated Certificate of Incorporation of the Registrant,
                        dated August 30, 1991

            (2)  3.1.1  Certificate of Retirement of Class A and Class B
                        Preferred Stock of the Registrant, dated August 29, 1991

            (1)  3.2    Amended and Restated By-laws of the Registrant, approved
                        by the Board of Directors of the Registrant on May 18,
                        1999

            (8)  3.3    Certificate of Designation of Preferences and Rights of
                        Series A Junior Participating Preferred Stock of the
                        Registrant

                 4.1    Reference is made to Exhibits 3.1 and 3.2

            (8)  4.2    Specimen Stock Certificate

            (27) 4.3    Amended and Restated Rights Agreement, dated as of May
                        18, 1999, by and between the Registrant and ChaseMellon
                        Shareholder Services as Rights Agent.

            (25)10.1 Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Craig E. Gosselin, superseding his Employment Agreement, dated July 1, 1992

            (6) 10.2    1991 Long-Term Incentive Plan

            (2) 10.2.1  Amendment No. 1 to 1991 Long-Term Incentive Plan

            (2) 10.2.2  Amendment No. 2 to 1991 Long-Term Incentive Plan

            (9) 10.2.3  Amendment No. 3 to the 1991 Long-Term Incentive Plan

            (11)10.2    4 Amendment No. 4 to the 1991 Long-Term Incentive Plan

            (11)10.2.5  Amendment No. 5 to the 1991 Long-Term Incentive Plan

            (18)10.2.6  Amendment No. 6 to the 1991 Long-Term Incentive Plan

            (25)10.3    Employment Agreement, dated as of March 10, 1997, by and
                        between the Registrant and Steven J. Van Doren,
                        superseding his Employment Agreement, dated June 15,
                        1994

            (1) 10.4    Credit Agreement, dated as of July 13, 1999, among the
                        Registrant, Bank of America NT&SA and other lenders

            (12)10.5 Employment Agreement, dated as of September 1, 1995, by and between the Registrant and Gary H. Schoenfeld

            (25)10.5.1  Amendment No. 1 to the Employment Agreement of Gary H.
                        Schoenfeld

            (13)10.6 Employment Agreement dated as of December 1, 1995, by and between Walter E. Schoenfeld and the Registrant

            (19)10.6.1  Amendment No. 1 to the Employment Agreement of Walter E.
                        Schoenfeld

            (31)10.6.2  Amendment No. 2 to the Employment Agreement of Walter E.
                        Schoenfeld, dated May 18, 1998

           EXHIBIT NO.  EXHIBIT DESCRIPTION
           -----------  -------------------
            (1) 10.6.3  Amendment No. 3 to the Employment Agreement of Walter E.
                        Schoenfeld

            (30)10.7 Employment Agreement, dated as of April 1, 1999, by and between Kyle B. Wescoat and the Registrant, superseding his Agreement dated February 14, 1996

            (16)10.8 Employment Agreement, dated July 1, 1996, by and between the Registrant and Charles C. Kupfer

            (16)10.9    Standard Industrial/Commercial Single Tenant Lease -
                        Gross, dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

            (16)10.10   Standard Industrial/Commercial Single Tenant Lease -
                        Net, dated July 22, 1996, by and between the Registrant and Orange Engineering & Machine, Inc.

            (16)10.11 Trust Under Vans, Inc. Deferred Compensation Plan, dated as of June 3, 1996

            (16)10.11.1 Amendment to Trust Under Vans, Inc. Deferred
                        Compensation Plan

            (16)10.12 Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

            (25)10.13 Standard Industrial Sublease, dated March 25, 1997, by and between the Registrant and Frank Zamarripa Inc.

            (17)10.14 Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant

            (17)10.15   Construction Agreement between Wohl Venture One, LLC, a
                        Delaware limited liability company, and the Registrant

            (18)10.16 Employment Agreement, dated December 4, 1996, by and between the Registrant and Jay E. Wilson

            (1) 10.17   Tour Title Sponsorship Agreement, dated as of January 1,
                        1998, by and between the Registrant and C.C.R.L., LLC, a
                        California limited liability company

            (19)10.18   Amended and Restated Operating Agreement, dated January
                        1, 1997, by and among the Registrant, Gendler, Codikow &
                        Carroll, Kevin Lyman Production Services and Creative
                        Artists Agency (the "Operating Agreement")

            (19)10.19   Side Letter to the Operating Agreement

            (20)10.20   Share Sale and Purchase Option Agreement, dated November
                        20, 1996, by and among the Registrant and the shareholders of Global Accessories Limited

            (25)10.21 Investor Rights Agreement, dated July 8, 1997, by and between the Registrant and The Zone Network, Inc.

            (23)10.22 Employment Agreement, dated as of February 3, 1998, by and between the Registrant and Michael C. Jonte

            (24)10.23 Employment Agreement, dated as of October 29, 1997, by and between the Registrant and Scott A. Brabson

            (28)10.24 Surrender of Leasehold, dated as of September 14, 1998, by and between the Registrant and Pacific Gulf
                        Properties, Inc.

            (29)10.25 Employment Agreement, dated October 21, 1998, by and between the Registrant and Stephen M. Murray

            (30)10.26 Employment Agreement, dated March 15, 1999, by and between the Registrant and Joseph D. Giles

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

(26)    Filed as an exhibit to the Registrant's Form 8-K, dated July 21, 1998.

(27) Filed as an exhibit to the Registrant's Form 8-A/A Registration Statement, filed with the SEC on June 28, 1999.

(28) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 29, 1998.

(29) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 28, 1998.

(30) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 27, 1999.

(31) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998.

                         INDEX TO FINANCIAL INFORMATION

Consolidated Financial Statements:                              Page
                                                                ----
Consolidated Balance Sheets as of May 31, 1999 and 1998         27

Consolidated Statements of Operations
for the Years Ended May 31, 1999, 1998 and 1997                 28

Consolidated Statements of Stockholders' Equity
for the Years Ended May 31, 1999, 1998 and 1997                 29

Consolidated Statements of Cash Flows
for the Years Ended May 31, 1999, 1998 and 1997                 30

Notes to Consolidated Financial Statements                      32

Independent Auditors' Report                                    45

Report on Schedule and Consent of Independent Auditors          F-2

Schedule II - Valuation and Qualifying Accounts and Reserves    F-3


All other schedules are omitted because they are not required, are not applicable, or the information is included the Consolidated Financial Statements or notes thereto.

           THE REPORT ON SCHEDULE AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Vans, Inc.:

        The audits referred to in our report dated July 19, 1999, included the related financial statement schedule as of May 31, 1999, and for each of the years in the three-year period ended May 31, 1999, incorporated by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We consent to incorporation by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. of our report dated July 19, 1999, relating to the consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1999, and the related schedule, which report appears in the May 31, 1999 annual report on Form 10-K of Vans, Inc.

KPMG LLP

Orange County, California
August 30, 1999

                                   SCHEDULE II

                 Valuation and Qualifying Accounts and Reserves

                                                   BALANCE AT
                                                  BEGINNING OF     CHARGE TO COST                                  BALANCE AT
                                                     PERIOD         AND EXPENSES             OTHER                END OF PERIOD
                                                  ------------     --------------         -----------             --------------
Year end May 31, 1997:

Allowance for doubtful accounts .................  $1,147,344        $  710,611           $  (458,366)(a)(b)        $1,399,589

Lower of cost or market valuation allowance .....  $  600,000        $        0           $   144,686(b)            $  744,686

Year end May 31, 1998:

Allowance for doubtful accounts .................  $1,399,589        $  697,926           $  (979,820)(a)           $1,117,695

Lower of cost or market valuation allowance .....  $  744,686        $        0           $  (107,140)              $  637,546

Year end May 31, 1999:

Allowance for doubtful accounts .................  $1,117,695        $  528,001           $  (213,482)(a)           $1,432,214
Lower of cost or market valuation allowance .....  $  637,546        $1,075,383(b)        $(1,031,331)(b)           $  681,598

----------

(a)     Charge-off of uncollectible accounts receivable.

(b) Represents reserves established in connection with the acquisition of consolidated subsidiaries.