Form 10-K405/A
period 1999-05-31
VANS INC
filed 1999-09-16
CIK 877273

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

        Total U.S. sales, including sales through the Company's U.S. retail stores, increased 18.6% to $147,596,000 for Fiscal 1999 from $124,485,000 for
Fiscal 1998. Total international sales increased 15.0% to $57,531,000 for Fiscal 1999, as compared to $50,012,000 for Fiscal 1998.

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

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 20.7% to $20,685,000 in Fiscal 1999 from $17,138,000 in Fiscal 1998, primarily due to: (i) higher print and television advertising expenditures related to the back-to-school selling season; (ii) increased co-op advertising to support U.S. wholesale sales; (iii) increased costs associated with the VANS

Warped Tour(TM) '98 and the establishment of several events included in the VANS Triple Crown(TM) Series; (iv) increased royalty expense related to footwear, snowboard boots and clothing which bear the licensed names and logos of certain of the Company's athletes; and (v) increased direct advertising and promotional expense in Europe resulting from the European Conversion.

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

        As of May 31, 1999, the Company's material commitments for capital expenditures were primarily related to the opening of new retail stores and skateparks. In the remainder of Fiscal 2000, the Company plans to open five new factory outlet retail stores, five full-price stores and three to five VANS Triple Crown(TM) stores. The Company estimates the aggregate cost of all of these new stores to be approximately $3,000,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   VANS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1999 AND 1998

                                                                              1999                  1998
                                                                          -------------         -------------
                                                    ASSETS

Current assets:
  Cash ................................................................   $   7,777,192         $  16,779,528
  Accounts receivable, net of allowance for doubtful accounts and sales returns and allowances of $1,432,214 and  $1,117,695
    at May 31, 1999 and 1998, respectively (notes 6 and 12) ...........      30,056,150            17,253,102
  Inventories (note 4) ................................................      37,024,553            29,841,235
  Deferred income taxes (note 8) ......................................       1,378,456             8,281,456
  Prepaid expenses ....................................................       7,823,767             4,884,184
                                                                          -------------         -------------
         Total current assets .........................................      84,060,118            77,039,505
  Property, plant and equipment, net (notes 3, 5 and 9) ...............      15,809,950            12,994,043
  Property held for lease (notes 5 and 9) .............................       4,601,326             4,789,314
  Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $35,695,857 and
    $34,513,349 at May 31, 1999 and 1998, respectively (note 3) .......      23,126,700            18,500,327
Other assets ..........................................................       2,939,623             2,826,491
                                                                          -------------         -------------
                                                                          $ 130,537,717         $ 116,149,680
                                                                          =============         =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings (note 6) ......................................   $   9,184,836         $   5,514,664
  Accounts payable ....................................................      10,600,870             6,526,595
  Accrued payroll and related expenses ................................       2,132,446             2,672,047
  Accrued  interest ...................................................         479,210                    --
  Restructuring costs (note 3) ........................................         730,141             5,612,758
  Income taxes payable ................................................         343,698             4,936,680
                                                                          -------------         -------------
         Total current liabilities ....................................      23,471,201            25,262,744
  Deferred income taxes (note 8) ......................................       2,090,536             1,862,452
  Capital lease obligations ( notes 7 and 9) ..........................          90,893               135,143
  Long-term debt (note 7) .............................................       8,712,129             1,874,153
                                                                          -------------         -------------
                                                                             34,364,759            29,134,492

Minority interest .....................................................       1,021,754               867,530

Stockholders' equity (notes 10 and 11):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized (1,500,000 shares designated as
    Series A Junior Participating Preferred Stock),
    none issued and outstanding .......................................              --                    --
  Common stock, $.001 par value, 20,000,000
    shares authorized, 13,238,567 and 13,290,042
    shares issued and outstanding at May 31,
    1999 and 1998, respectively .......................................          13,235                13,290
  Additional paid-in capital ..........................................     102,092,026           101,836,186

  Accumulated other comprehensive income ..............................         (37,774)              (60,159)
  Accumulated deficit .................................................      (6,916,283)          (15,641,659)
                                                                          -------------         -------------
         Net stockholders' equity .....................................      95,151,204            86,147,658
Commitments and contingencies (note 9)
                                                                          -------------         -------------
                                                                          $ 130,537,717         $ 116,149,680
                                                                          =============         =============



          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE-YEAR PERIOD ENDED MAY 31, 1999

                                                                      1999                  1998                  1997
                                                                 -------------         -------------         -------------
Net sales (note 12) ..........................................   $ 205,127,113         $ 174,497,304         $ 159,390,654
Cost of sales ................................................     118,458,384           112,197,573            96,690,956
                                                                 -------------         -------------         -------------
  Gross profit ...............................................      86,668,729            62,299,731            62,699,698
Operating expenses:
  Selling and distribution ...................................      46,392,299            33,569,858            28,111,805
  Marketing, advertising and promotion .......................      20,684,827            17,137,722            13,162,123
  General and administrative .................................       8,952,015             6,711,137             6,085,415
  Restructuring reserve expense (recovery) (note 3) ..........        (393,477)            8,212,238                    --
  Provision for doubtful accounts ............................         528,001               697,926               710,611
  Amortization of intangibles ................................       1,287,029               933,208               836,021
                                                                 -------------         -------------         -------------
          Total operating expenses ...........................      77,450,694            67,262,089            48,905,975
                                                                 -------------         -------------         -------------
          Earnings (loss) from operations ....................       9,218,035            (4,962,358)           13,793,723
Interest income ..............................................         210,266               479,728               597,045
Interest and debt expense ....................................      (1,157,955)             (262,181)             (438,485)
Other income (note 2) ........................................       5,999,850             2,160,640             2,782,671
                                                                 -------------         -------------         -------------
  Earnings (loss) before income taxes, minority
     interest in income of consolidated
     subsidiaries ............................................      14,270,196            (2,584,171)           16,734,954
Income tax expense (benefit)(note 8) .........................       4,851,867              (510,067)            5,996,180
Minority share of income .....................................         692,953               603,247               301,917
                                                                 -------------         -------------         -------------
Net earnings (loss) ..........................................       8,725,376            (2,677,351)           10,436,857
Other comprehensive income (expense), net of tax:
     Foreign currency translation adjustment .................          14,774              (147,262)                   --
                                                                 -------------         -------------         -------------
Total comprehensive income (loss) ............................   $   8,740,150         $  (2,824,613)        $  10,436,857
                                                                 =============         =============         =============
Per share information (note 2):
  Basic:
     Net earnings (loss) .....................................   $         .66         $        (.20)        $         .81
                                                                 =============         =============         =============
     Weighted average common and common equivalent shares ....      13,289,540            13,283,674            12,962,826
  Diluted:
     Net earnings (loss) .....................................   $         .64         $        (.20)        $         .76
                                                                 =============         =============         =============
     Weighted average common and common equivalent shares ....      13,666,759            13,283,674            13,805,000



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

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE-YEAR PERIOD ENDED MAY 31, 1999

                                                                                       YEARS ENDED MAY 31,
                                                                       --------------------------------------------------
                                                                           1999               1998               1997
                                                                       ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ..............................................   $  8,725,376       $ (2,677,351)      $ 10,436,857
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .................................      5,027,972          4,500,480          3,430,203
     Restructure cost recoveries ...................................       (393,477)                --                 --
     Net gain on sale of equipment .................................        (58,208)                --                 --
     Minority share of income ......................................        692,953            603,247                 --
     Provision for losses on accounts
       receivable and sales returns ................................        528,001            697,926            710,611
     Inventory write-down and other non-cash restructuring
      costs ........................................................             --         10,830,848                 --
     Changes in assets and liabilities, net of acquisition effects:
       Accounts receivable .........................................    (13,035,418)         6,475,843         (2,852,026)
       Inventories .................................................     (6,166,521)       (13,389,087)        (5,219,924)
       Deferred income taxes .......................................      7,131,084         (8,055,609)           505,605
       Prepaid expenses ............................................     (2,814,388)        (1,923,749)          (445,229)
       Other assets ................................................       (386,331)            21,283            (96,483)
       Accounts payable ............................................      3,447,154          1,620,404            286,423
       Accrued payroll and related expenses ........................       (823,366)           624,537            429,368
       Accrued workers' compensation ...............................             --                 --           (803,964)
       Restructuring costs .........................................     (5,702,393)                --                 --
       Restructuring reserve .......................................             --          5,612,758         (1,750,782)
       Income taxes payable ........................................     (4,592,982)         1,172,953          2,411,426
                                                                       ------------       ------------       ------------
          Net cash provided by (used in)
            operating activities ...................................     (8,420,544)         6,114,483          7,042,085
                                                                       ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......................     (6,011,615)        (5,039,992)        (5,092,936)
  Investments in other companies ...................................       (407,323)        (2,423,377)          (500,000)
  Proceeds from sale of property, plant and equipment ..............        849,018                 --                 --
                                                                       ------------       ------------       ------------
          Net cash used in investing activities ....................     (5,569,920)        (7,463,369)        (5,592,936)
                                                                       ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) short-term borrowings ................      2,897,348          1,830,245         (2,746,930)
  Payments on capital lease obligations ............................       (250,823)           (87,462)          (121,137)
  Proceeds from long term debt .....................................      5,452,703          1,615,559            258,594
  Consolidated subsidiary dividends
     paid to minority shareholder ..................................       (413,548)          (526,106)                --
  Proceeds from issuance of common stock, net ......................      1,239,856          1,110,604          2,295,504
  Payment for repurchase of common stock ...........................     (3,959,793)          (980,523)                --
                                                                       ------------       ------------       ------------
          Net cash provided by (used in) financing activities ......      4,965,743          2,962,317           (313,969)
          Effect of exchange rate changes ..........................         22,385           (184,078)           (18,357)
                                                                       ------------       ------------       ------------
          Net increase (decrease) in cash and cash equivalents .....     (9,002,336)         1,429,353          1,116,823
  Cash and cash equivalents, beginning of year .....................     16,779,528         15,350,175         14,233,352
                                                                       ------------       ------------       ------------
  Cash and cash equivalents, end of year ...........................   $  7,777,192       $ 16,779,528       $ 15,350,175
                                                                       ============       ============       ============
SUPPLEMENTAL CASH FLOW Information -- amounts paid for:
  Interest .........................................................   $    780,423       $    262,182       $    438,485
  Income taxes .....................................................   $  1,968,805       $  6,310,168       $  2,588,541
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Supplemental Disclosures:
Purchase of Global Accessories, Ltd.
   Acquired cash ...................................................   $         --       $         --       $    254,685
   Accounts receivable .............................................             --                 --            404,094
   Inventories .....................................................             --                 --            478,127
   Property, plant and equipment ...................................             --                 --             44,130
   Goodwill ........................................................             --                 --          2,203,126
   Prepaid expenses ................................................             --                 --             57,905
   Other assets ....................................................             --                 --             86,994
   Current liabilities .............................................             --                 --           (718,173)
Increase in investment in consolidated subsidiary
   Fair value of assets acquired ...................................        121,181             96,929                 --
   Stock issued ....................................................        976,342            597,280                 --

Business Acquisition
   Stock issued ....................................................      1,999,380                 --                 --

                                                                                       YEARS ENDED MAY 31,
                                                                       --------------------------------------------------
                                                                           1999               1998               1997
                                                                       ------------       ------------       ------------
   Note payable issued .............................................      1,483,479                 --                 --
   Fair value of net liabilities assumed, excluding cash received ..      1,144,044                 --                 --



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

        The Company's customers are located primarily in the United States. However, there are customers located in a number of foreign countries (see note
12). The Company has entered into partnership ventures in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), in Argentina, Vans Argentina S.A. ("Vans Argentina"), in Brazil, Vans Brazil S.A. ("Vans Brazil"), and in Uruguay, Vans Uruguay S.A. ("Vans Uruguay"), in which the Company owns 50.01%.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, Switch, Vans International, Inc., a foreign sales corporation, Vans Footwear International, Inc., a California corporation, VFEL, Vans Footwear Limited, a wholly-owned United Kingdom subsidiary, Global, Vans Latinoamericana, Vans Argentina, Vans Brazil, Vans Uruguay, and Vans Shoes Outlets, Ltd., a Texas Limited Partnership of which the Company is a general partner.

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

        Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 15, 2000. Since the Company and its subsidiaries do not presently invest in derivatives or engage in significant hedging activities or other derivatives, SFAS No. 133 does not currently impact the Company's financial position or results of operations.

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

7.      DEBT

        Long-term debt at May 31, 1999 and 1998 consists of the following:

                                                             MAY 31,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
        Triple Crown of Surfing Note Payable ...   $       --      $   50,000
        12% note payable to Tavistock ..........    3,178,225       1,934,229
        Capitalized lease obligations with
           interest at 9.6% (see note 9) .......      282,030         263,879
        Switch note payable ....................    1,611,733              --
        Bank of the West Facility ..............    3,915,111              --
        Astro van note payable .................        7,060              --
                                                   ----------      ----------
                                                   $8,994,159      $2,248,108
        Less:  Current portion .................      191,137         238,812
                                                   ----------      ----------
                                                   $8,803,022      $2,009,296
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
                                  ===========             ===========             ==========

        Total income tax expense (benefit) differed from amounts computed by applying the U.S. Federal statutory tax rate of 35% to earnings (loss) before income taxes, as a result of the following:

                                                                                     YEARS ENDED MAY 31,
                                                                 -----------------------------------------------------------
                                                                     1999                   1998                    1997
                                                                 -----------             -----------             -----------
        Computed "expected" tax expense (benefit) ............   $ 4,994,569             $  (904,460)            $ 5,857,234

        Compensation under stock option plans ................            --                 (18,953)                (94,936)

        Amortization of intangible assets ....................       422,191                 318,311                 284,247

        State franchise taxes, net of Federal benefit ........       555,832                 (77,823)                821,368

        Increase in valuation allowance ......................       564,494                 289,328                  12,668

        Other ................................................        64,650                (159,545)                102,013

        Tax effect of foreign operations .....................    (1,749,869)                 43,075                (986,414)
                                                                 -----------             -----------             -----------
                                                                 $ 4,851,867             $  (510,067)            $ 5,996,180
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

        A summary of the status of the Company's Vanstastic Plan as of May 31, 1999 and its 1991 Long-Term Incentive Plan as of May 31, 1999, 1998 and 1997 and changes during the years then ended are presented below:

                                                    1999                        1998                        1997
                                          -------------------------  -------------------------    ---------------------------
                                                                                 WEIGHTED
                                          SHARES   WEIGHTED AVERAGE  SHARES       AVERAGE         SHARES    WEIGHTED AVERAGE
           FIXED OPTIONS                  (000)     EXERCISE PRICE    (000)     EXERCISE PRICE    (000)      EXERCISE PRICE
----------------------------------        ------   ----------------  ------     --------------    ------    -----------------
Outstanding at beginning of year ......     1,106      $  8.49        1,185         $    8.88     1,212      $    6.16
Granted ...............................       529         6.76          243             10.03       465          12.38
Exercised .............................       (21)        6.41         (178)             5.68      (324)          5.90
Forfeited .............................       (46)        8.73         (144)             8.76      (168)          5.25
                                            -----                     -----                       -----
Outstanding at end of year ............     1,568         7.60        1,106              8.49     1,185           8.88

Options exercisable at year-end .......       788           --          594                         424

Weighted average fair value of
options granted during the year .......                $  6.75                      $    9.53                $    6.23

        The following table summarizes information about fixed stock options outstanding at May 31, 1999:

                                             OPTIONS OUTSTANDING                               OPTIONS   EXERCISABLE
                           --------------------------------------------------------      -----------------------------------
                               OPTIONS           WEIGHTED AVG.                               OPTIONS
    RANGE OF EXERCISE      OUTSTANDING AT          REMAINING          WEIGHTED AVG.      EXERCISABLE AT        WEIGHTED AVG.
         PRICES             MAY 31, 1999       CONTRACTUAL LIFE      EXERCISE PRICE       MAY 31, 1999        EXERCISE PRICE
    -----------------      --------------      ----------------      --------------      --------------       --------------
      $5.75-$ 9.50            164,767              $3.88                $6.93                164,767              $6.82
       4.50-  6.88            164,655               5.67                 5.25                160,855               5.25
       4.25-  9.25            158,929               6.42                 7.49                158,929               7.49
       9.25- 14.13            379,000               7.56                 9.30                260,687               9.30
       8.53-  9.81            174,620               8.39                 9.21                 43,124               9.22
       6.25- 10.88            506,299               9.50                 6.72                     --                 --
                            ---------                                                      ---------
                            1,568,270               7.58                 7.60                788,362               7.59


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

                                     YEARS ENDED MAY 31,
                     ----------------------------------------------------
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated herein by reference to the captions "Proposal 1 - Election of Directors," Information Relating to Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3, 6, and 14 of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the caption "Executive Compensation and Other Information" on page 8 of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Management and Certain Beneficial Owners" on page 2 of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

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

 (1)    Filed previously.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VANS, INC.

                                        (Registrant)

                                        /s/ CRAIG E. GOSSELIN
                                        ----------------------------------------
                                        By: Craig E. Gosselin
Date: September 16, 1999                Vice President and General Counsel

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

 (1)    Filed previously.

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

KPMG LLP

Orange County, California
September 16, 1999

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