Form 10-Q
period 1999-08-28
VANS INC
filed 1999-10-12
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended August 28, 1999 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
13,525,457 shares of Common Stock, $.001 par value, as of October 12, 1999.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        AUGUST 28, 1999 AND MAY 31, 1999

                                                                     AUGUST 28,        MAY 31,
                                                                       1999             1999
                                                                   ------------     ------------
                           ASSETS
Current assets:
Cash and cash equivalents                                          $ 12,397,150     $  7,777,192
Accounts receivable, net of allowance for doubtful accounts of
$1,598,400 and $1,432,214 at August 28, 1999, and May 31, 1999,
respectively                                                         49,452,837       30,056,150
Inventories                                                          46,090,816       37,024,553
Deferred tax assets                                                   1,378,456        1,378,456
Prepaid expenses                                                      6,863,532        7,823,767
                                                                   ------------     ------------
                 Total current assets                               116,182,791       84,060,118
Property, plant and equipment, net                                   19,560,618       15,809,950
Property held for lease                                               4,586,790        4,601,326
Excess of cost over the fair value of net assets
acquired, net of accumulated amortization of $36,007,524
and $35,695,857 at August 28, 1999,
and May 31, 1999, respectively                                       23,059,324       23,126,700
Other assets                                                          2,824,247        2,939,623
                                                                   ------------     ------------
                  Total Assets                                     $166,213,770     $130,537,717
                                                                   ============     ============

           LABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term borrowings                                              $ 29,379,082     $  9,184,836
Accounts payable                                                     14,338,936       10,600,870
Accrued payroll and related expenses                                  3,733,388        2,132,446
Accrued interest                                                        652,149          479,210
Restructure costs                                                       730,141          730,141
Income taxes payable                                                  3,176,055          343,698
                                                                   ------------     ------------
              Total current liabilities                              52,009,751       23,471,201
                                                                   ------------     ------------
Deferred tax liabilities                                              2,178,897        2,090,536
Capital lease obligation                                                 37,034           90,893
Long term debt                                                       10,005,602        8,712,129
                                                                   ------------     ------------
                Total Liabilities                                    64,231,284       34,364,759
                                                                   ------------     ------------
Minority interest                                                     1,332,967        1,021,754
Stockholders' equity:

Preferred stock, $.001 par value, 5,000,000 shares
authorized (1,500,000 shares designated as Series A
Participating Preferred Stock), none issued and outstanding                  --               --

Common stock, $.001 par value, 20,000,000 shares
authorized, 13,498,253 and 13,238,567 shares issued and
outstanding at August 28, 1999,
and May 31, 1999, respectively                                           13,471           13,235
Accumulated other comprehensive income                                  (10,748)         (37,774)
Additional paid-in capital                                          102,021,022      102,092,026
Accumulated deficit                                                  (1,374,226)      (6,916,283)
                                                                   ------------     ------------
           Total Shareholders' Equity                               100,649,519       95,151,204
                                                                   ------------     ------------
Total Liabilities and Shareholders' Equity                         $166,213,770     $130,537,717
                                                                   ============     ============

     See accompanying notes to condensed consolidated financial statements.

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
            THIRTEEN WEEKS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998

                                                    THIRTEEN WEEKS ENDED
                                                 AUGUST 28,      AUGUST 29,
                                                    1999            1998
                                                -----------     -----------
Net sales                                       $82,150,779     $65,503,519
Cost of sales                                    47,587,099      37,398,646
                                                -----------     -----------
      Gross profit                               34,563,681      28,104,872
Operating expenses:
    Selling and distribution                     14,893,782      10,631,144
    Marketing, advertising and promotion          7,534,102       7,195,001
    General and administrative                    2,991,357       2,876,869
    Provision for doubtful accounts                 153,002         163,845
    Amortization of intangibles                     333,715         265,151
                                                -----------     -----------
      Total operating expenses                   25,905,958      21,132,010
                                                -----------     -----------
      Earnings from operations                    8,657,723       6,972,863
Interest income                                      33,362          80,159
Interest and debt expense                          (422,876)       (157,918)
Other income                                      1,181,134         743,771
                                                -----------     -----------
      Earnings before taxes                       9,449,342       7,638,875
Income tax expense                                3,212,777       2,749,995
Minority share of income                            301,213         150,686
                                                -----------     -----------
Net earnings                                      5,935,352       4,738,194
Other comprehensive income, net of tax
     Foreign currency translation adjustment         17,838          59,812
                                                -----------     -----------
Comprehensive net earnings                      $ 5,953,190     $ 4,798,005
                                                ===========     ===========
Earnings per share information:
Basic:
     Net earnings per share                     $      0.44     $      0.36
                                                ===========     ===========
    Weighted average common and common
        equivalent shares (Note 3)               13,485,685      13,301,635
Diluted:
    Net earnings per share                      $      0.42     $      0.35
                                                ===========     ===========
    Weighted average common and common
      equivalent shares (Note 3)                 14,210,716      13,644,874

     See accompanying notes to condensed consolidated financial statements.

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THIRTEEN WEEKS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998

                                                                                   AUGUST 28,       AUGUST 29,
                                                                                      1999             1998
                                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                      $  5,935,532     $  4,738,194
Adjustments to reconcile net earnings to net cash
used in operating activities:
    Depreciation and amortization                                                    1,553,886        1,091,760
    Minority Share  of Income                                                          301,213          150,686
    Provision for losses on accounts receivable and sales returns                      157,501          163,845
    Changes in assets and liabilities, net of effects of business acquisition:
           Accounts receivable                                                     (19,554,188)     (17,656,996)
           Inventories                                                              (9,054,494)      (6,140,657)
           Deferred income taxes                                                        88,361          265,407
           Prepaid expenses                                                          1,173,864        1,187,998
           Other assets                                                                (98,611)        (481,586)
           Accounts payable                                                          3,545,385        1,008,548
           Accrued payroll and related expenses                                        632,671         (386,436)
           Restructuring costs                                                              --       (1,591,055)
           Income taxes payable                                                      2,832,357        2,134,433
                                                                                  ------------     ------------
               Net cash used in operating activities                               (12,486,523)     (15,515,859)
                                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                          (3,470,500)      (1,393,542)
Net cash proceeds (payments) from investments  in other companies                       37,885         (248,516)
Cash received through business acquisition                                                  --           91,231
Proceeds from sale of property, plant and equipment                                         --          761,733
                                                                                  ------------     ------------
               Net cash used in investing activities                                (3,432,615)        (789,094)
                                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings                                                 19,724,967        7,275,607
Payments on capital lease obligations                                                  (53,859)         (40,712)
Proceeds from long term debt                                                           831,144        1,257,819
Proceeds from issuance of common stock                                                      --          109,426
Payment for repurchase of common stock                                                      --       (2,494,265)
                                                                                  ------------     ------------
               Net cash provided by financing activities                            20,502,252        6,107,875
               Effect of exchange rate changes                                          36,844           93,457
                                                                                  ------------     ------------
               Net increase (decrease) in cash and cash equivalents                  4,619,958      (10,103,621)
Cash and cash equivalents, beginning of period                                       7,777,192       16,779,528
                                                                                  ------------     ------------
Cash and cash equivalents, end of period                                          $ 12,397,150     $  6,675,907
                                                                                  ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest                                                                      $    115,664     $     64,310
    Income taxes                                                                  $         --     $    640,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Business acquisition
   Common stock issued for business acquisition                                   $         --     $  1,999,380
   Note payable issued for business acquisition                                   $         --     $  1,483,479
   Fair value of net liabilities assumed, excluding cash received                 $         --     $    988,665

     See accompanying notes to condensed consolidated financial statements.

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

   Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. Inventories are comprised of the following:

                                      AUGUST 28,        MAY 31,
                                         1999            1999
                                     -----------      -----------
        Work-in-process              $   446,014      $   138,004
        Finished goods                46,523,557       37,568,147
        Less: valuation allowance       (878,755)        (681,598)
                                     -----------      -----------
                                     $46,090,816      $37,024,553
                                     ===========      ===========

3. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the thirteen-week periods ended August 28, 1999, and August 29, 1998, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

   The reconciliations of basic to diluted weighted average shares are as follows:

                                               THIRTEEN WEEKS ENDED
                                            AUGUST 28,     AUGUST 29,
                                               1999           1998
                                           -----------    -----------
        Net earnings                       $ 5,935,352    $ 4,738,194
                                           ===========    ===========
        Weighted average shares
          used in basic computation         13,485,685     13,301,635

        Dilutive stock options                 725,031        343,239
                                           -----------    -----------
        Weighted average shares
          used for dilutive computation     14,210,716     13,644,874
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

   The closure of the Vista Facility will result in the following benefits to the Company: (i) decreased cost of goods for product produced at the Vista Facility versus foreign-sourced product; (ii) the elimination of variances in the manufacturing cost-per-unit which resulted from increases and decreases in production levels at the Vista Facility; and (ii) increased management focus on marketing and distribution rather than Facility management and cost accounting. The replacement of distributors with sales agents will enable the Company to recognize the sales and income previously recognized by the distributors, and the establishment of a Company-owned European operational structure should enable the Company to more efficiently coordinate its sales and marketing efforts and control its distribution.

   In Q4 Fiscal 1998, the Company provided $8,212,238 for restructuring related to the closure of the Vista Facility and the restructuring of its European operations. The estimated provision includes approximately $2,949,000 for terminated international agreements and related costs, $2,184,000 for estimated loss on sale of plant equipment, $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the plant and prepare the site for a new tenant.

   The following table outlines the beginning balance of, and expenditures and adjustments to, the restructuring accrual during the first quarter of Fiscal 2000 ("Q1 Fiscal 2000"):

                                  June 1, 1999                          August 28, 1999
                                    Balance        Cash      Non-Cash       Balance
                                  ------------     ----      --------   ---------------
European Restructing:
Termination of international        $730,000        $--        $--        $730,000
distributors
U.S. Restructuring:

  Plant closure costs                     --         --         --              --
                                    --------        ---        ---        --------
Total Restructuring Cost            $730,000        $--        $--        $730,000
                                    ========        ===        ===        ========

   During Q1 Fiscal 2000, the Company did not incur any cash expenditures related to the termination of two of the Company's international distributors in Europe or the closure of the Vista Facility. The remaining restructuring cost reserve will be incurred by the end of December 1999 in the form of cash payments for one of the terminated international distributors. Such expenditures will be funded out of operations.

6. The Company's accounting policies of the segments below are the same as those described in its summary of accounting policies. The Company evaluates performance based on segment revenues and consolidated operating income. The Company's reportable segments have distinct sales channels. Each business segment is summarized as follows:

                                        August 28,      August 29,
                                           1999            1998
                                       -----------     -----------
            Retail                     $19,721,000     $16,438,000
            Wholesale                   35,126,000      34,048,000
            International               27,304,000      15,018,000
                                       -----------     -----------
                                       $82,151,000     $65,504,000
                                       ============    ============

        The Company does not have any individual customers representing more than 10% of sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion contains forward-looking statements about the Company's revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like "believe," "anticipate," "expect," "estimate," "project," or words similar to those. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under the caption "Certain Considerations" on page 9 of the Company's Annual Report on Form 10-K for the year ended May 31, 1999, as amended.

        The Company is a leading lifestyle, retail and entertainment-based company which targets 10-24 year-old consumers through the sponsorship of Core Sports,(TM) which consist of alternative and enthusiast sports such as skateboarding, snowboarding, surfing and wakeboarding, and through major entertainment events and venues, such as the VANS Triple Crown(TM) Series, the VANS Warped Tour,(TM) the VANS World Amateur Skateboarding Championships, and the world's largest skate parks. The Company was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes. The Company is incorporated in Delaware.

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

        On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Switch Merger") with and into a wholly-owned subsidiary of the Company. The Switch Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their fair values. Switch is the manufacturer of the Autolock(R) step-in boot binding system (the "Switch Autolock System"), one of the leading snowboard boot binding systems in the world. The Switch Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and
(iii) $12,000,000 principal amount of unsecured, non-interest bearing promissory notes which are subject to potential downward adjustment based on the financial performance of Switch during the fiscal year ending May 31, 2001, and are also due and payable on July 20, 2001. The operating results of Switch were consolidated in the Company's financial statements from the date of acquisition.

        On July 29, 1999, the Company acquired all of the outstanding capital stock of High Cascade Snowboard Camp, Inc., an Oregon corporation ("High Cascade"), and its sister company, Snozone Boarding and Video, Inc., an Oregon corporation, through mergers of the two companies with and into a wholly-owned subsidiary of the Company. High Cascade, located at the base of Mount Hood in Oregon, is the leading summer snowboarding camp in the world. The consideration exchanged by the Company primarily consisted of the issuance of 236,066 shares of the Company's Common Stock. The results of the two companies are consolidated in the Company's financial statements starting with the period beginning June 1, 1999.

        The Company has also established a subsidiary in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), a subsidiary in Argentina, Vans Argentina S.A. ("Vans Argentina"), a subsidiary in Brazil, Vans Brazil S.A., ("Vans Brazil"), a subsidiary in Uruguay, Vans Uruguay, S.A. ("Vans Uruguay"), a subsidiary in Hong Kong, Vans Far East Limited ("VFEL"), and two joint venture subsidiaries, Van Pac LLC and VASH, LLC. The results of these subsidiaries are also consolidated in the Company's financial statements.

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

        The closure of the Vista Facility has resulted in the following benefits to the Company: (i) decreased cost of goods for product produced at the Vista Facility versus foreign-sourced product; (ii) the elimination of variances in the manufacturing cost-per-unit which resulted from increases and decreases in production levels at the Vista Facility; and (iii) increased management focus on marketing and distribution rather than Facility management and cost accounting. The European Conversion will enable the Company to recognize the sales and income previously recognized by the distributors, and the establishment of a Company-owned European operational structure should enable the Company to more efficiently coordinate its sales and marketing efforts and control its distribution. The Company has experienced increased operating expenses in connection with the European Conversion, as discussed below.

        The Company incurred an infrequent restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings were incurred in Fiscal 1999, with the exception of final cash payments for one of the terminated distributors which are payable in December 1999. Such cash expenditures will be funded out of operations. See Note 5 to Notes to the Company's Condensed Consolidated Financial Statements. The Vista Facility was closed on August 6, 1998.

RESULTS OF OPERATIONS

QUARTERLY PERIOD ENDED AUGUST 28, 1999 ("Q1 FISCAL 2000") AS COMPARED TO QUARTERLY PERIOD ENDED AUGUST 29, 1998 ("Q1 FISCAL 1999")

Net Sales

        Net sales for Q1 Fiscal 2000 increased 25.4% to $82,151,000 from $65,504,000 for Q1 Fiscal 1999. The sales increase was driven by increased sales through each of the Company's sales channels, as discussed below.

        Total U.S. sales, including sales through the Company's U.S. retail stores, increased 8.6% to $54,847,000 for Q1 Fiscal 2000 from $50,486,000 for Q1 Fiscal 1999. Total international sales increased 81.8% to $27,304,000 for Q1 Fiscal 2000, as compared to $15,018,000 for Q1 Fiscal 1999.

        The increase in total U.S. sales resulted from (i) a 20.0% increase in sales through the Company's U.S. retail stores, and (ii) a 3.2% increase in domestic wholesale sales which included approximately $1.8 million in revenue from the Company's acquisition of High Cascade. The increase in U.S. retail store sales was driven by sales from a net nine new stores versus a year ago, and a 5.6% increase in comparable store sales. The increase in international sales through VFEL was primarily due to a $7.0 million increase in sales in Europe in connection with the European Conversion, a $3.5 million increase in sales to Japan, and continued worldwide strengthening of the VANS brand.

Gross Profit

        Gross profit increased 23.0% to $34,564,000 in Q1 Fiscal 2000 from $28,105,000 in Q1 Fiscal 1999. As a percentage of net sales, gross profit decreased slightly to 42.1% for Q1 Fiscal 2000 from 42.9% for Q1 Fiscal 1999. The decrease in Q1 Fiscal 2000 gross profit was primarily due to higher air freight costs associated with meeting increased product demand during the quarter.

Earnings from Operations

        Earnings from operations increased 24.2% to $8,658,000 in Q1 Fiscal 2000 versus $6,973,000 in Q1 Fiscal 1999. Operating expenses in Q1 Fiscal 2000 increased 22.6% to $25,906,000 from $21,132,000 in Q1 Fiscal 1999, primarily due to the increase in selling and distribution expenses discussed below. As a percentage of sales, operating expenses decreased from 32.3% to 31.5% on a year-to-year basis.

        Selling and distribution. Selling and distribution expenses increased 40.1% to $14,894,000 in Q1 Fiscal 2000 from $10,631,000 in Q1 Fiscal 1999, primarily due to: (i) operating costs related to the European Conversion which did not exist in Q1 Fiscal 1999 because such Conversion was not yet fully implemented; and (ii) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 14 new stores.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 4.7% to $7,534,000 in Q1 Fiscal 2000 from $7,195,000 in Q1 Fiscal 1999, primarily due to: (i) increased direct advertising and promotional expense in Europe resulting from the European Conversion; (ii) higher print advertising expenditures related to the back-to-school selling season; and (iii) increased costs associated with new events included in the VANS Triple Crown(TM) Series.

        General and administrative. General and administrative expenses increased 4.0% to $2,991,000 in Q1 Fiscal 2000 from $2,877,000 in Q1 Fiscal 1999, primarily due to: (i) operating costs related to the European Conversion which did not exist in Q1 Fiscal 1999 because such Conversion was not yet fully implemented; (ii) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (iii) the inclusion of operating costs related to High Cascade which were not included in the Q1 Fiscal 1999 Condensed Consolidated Financial Statements because it was not yet owned by the Company; and (iv) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights.

        Provision for doubtful accounts. The amount that was provided for bad debt expense in Q1 Fiscal 2000 decreased to $153,000 from $164,000 in Q1 Fiscal 1999 due to improvements in the management of past due accounts.

        Amortization of intangibles. Amortization of intangibles increased 25.9% to $334,000 in Q1 Fiscal 2000 from $265,000 in Q1 Fiscal 1999, primarily due to the increase in goodwill associated with the Switch Merger. See "--General."

Interest Income

        Interest income decreased to $33,000 in Q1 Fiscal 2000 versus $80,000 in Q1 Fiscal 1999 because the Company utilized a portion of interest-bearing investments to fund sales growth. As a result, the Company's investment accounts decreased to zero at August 28, 1999.

Interest and Debt Expense

        Interest and debt expense increased to $423,000 for Q1 Fiscal 2000 from $158,000 in Q1 Fiscal 1999, primarily due to increased borrowings to support sales growth. See "--Liquidity and Capital Resources, Borrowings."

Other Income

        Other income primarily consists of royalty payments from the licensing of the Company's trademarks to its distributor for Japan. Other income increased to $1,181,000 for Q1 Fiscal 2000 from $744,000 for Q1 Fiscal 1999, primarily due to increases in royalties received from Japan.

Income Tax Expense

        Income tax expense increased to $3,213,000 in Q1 Fiscal 2000 from $2,750,000 in Q1 Fiscal 1999 as a result of the increase in earnings discussed above.

Minority Share of Income

        Minority share of income increased to $301,000 for Q1 Fiscal 2000 from $151,000 for Q1 Fiscal 1999, primarily due to the increased earnings of Global and Vans Latinoamericana. This increase was partially offset by the decrease in the minority ownership of Global. See "--General."

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows

        The Company finances its operations with a combination of cash flows from operations and borrowings under a credit facility. See "--Borrowings" below.

        The Company experienced an outflow of cash from operating activities of $12,487,000 during Q1 Fiscal 2000, compared to an outflow of $15,516,000 for Q1 Fiscal 1999. Cash used by operations for Q1 Fiscal 2000 resulted primarily from:
(i) an increase in net accounts receivable to $49,453,000 at August 28, 1999, from $30,056,000 at May 31, 1999, as described below; and (ii) an increase in net inventory to $46,091,000 at August 28, 1999, from $37,025,000 at May 31,
1999, as described below. Cash outflows from operations for Q1 Fiscal 2000 were partially offset by the Company's earnings, the add-back for depreciation and amortization, the increase in accounts payable, and the increase in income taxes payable. Cash outflows from operations in Q1 Fiscal 1999 resulted primarily from increases in accounts receivable and inventories and a decrease in the Restructuring Costs accrual.

        The Company had a net cash outflow from investing activities of $3,433,000 in Q1 Fiscal 2000, compared to a net cash outflow of $789,000 in Q1 Fiscal 1999. The Q1 Fiscal 2000 outflows were primarily due to capital expenditures related to new retail store openings. Cash used in investing activities for Q1 Fiscal 1999 was primarily related to new retail store openings, tenant improvements at the Santa Fe Springs Facility, and investments in other companies, offset by proceeds from the sale of assets in connection with the closing of the Vista Facility.

        The Company incurred a net cash inflow from financing activities of $20,502,000 for Q1 Fiscal 2000, compared to a net cash inflow of $6,108,000 for Q1 Fiscal 1999, primarily due to short-term borrowings under the Company's new credit facility and long-term debt incurred by the Company's Latin America subsidiaries. See "--Borrowings" below. Cash provided by financing activities in Q1 Fiscal 1999 was related to proceeds from short-term borrowings under the Company's former bank revolving line of credit, and proceeds from long-term debt incurred by Vans Latinoamericana, partially offset by the repurchase of $2,494,000 of Common Stock pursuant to the Company's stock repurchase program.

        Accounts receivable, net of allowance for doubtful accounts, increased from $30,056,000 at May 31, 1999, to $49,453,000 at August 28, 1999, primarily due to: (i) the inclusion of accounts receivable for sales in Europe due to the European Conversion which did not exist in Q1 Fiscal 1999 because such Conversion was not yet fully implemented; and (ii) increased accounts receivable for the Company's South American subsidiaries due to increased sales and the timing of such sales. Inventories increased to $46,091,000 at August 28, 1999, from $37,025,000 at May 31, 1999, primarily due to: (i) increased inventory held at the Company's distribution center in Holland (established in connection with the European Conversion); and
(ii) an increased number of finished goods held for sale at the Company's retail stores to support the net addition of 14 new stores and increased sales.

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

        Of the $10.5 million Term Loan, approximately $5.0 million was disbursed at the closing of the New Credit Facility to replace a portion of the Bank of the West Facility used for the Company's stock repurchase program, and the remaining portion must be disbursed on or before January 31, 2001, or it will expire. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at LIBOR for advances of one, two, three or six months, or a base rate for U.S. dollar advances.

        Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders. At August 28, 1999, the Company had drawn down $28,034,000 under the New Credit Facility.

        Vans Latinoamericana and Vans Argentina maintain notes payable to Tavistock Holdings A.G., a 49.99% owner of such companies ("Tavistock"). The loan by Tavistock was made pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana and Vans Argentina. At August 28, 1999, the aggregate outstanding balance under the notes was $3,213,000.

        Current Cash Position

        The Company's cash position was $12,397,000 as of August 28, 1999, compared to $7,777,000 at May 31, 1999. The Company believes that cash generated from operations, coupled with the New Credit Facility, should be sufficient to meet its cash requirements for the next 12 months.*

        Capital Resources

        As of August 28, 1999, the Company's material commitments for capital expenditures were primarily related to the opening of new retail stores and skateparks. In the remainder of Fiscal 2000, the Company plans to open approximately five new factory outlet retail stores, five full-price stores, and three to five VANS Triple Crown(TM) stores. The Company estimates the aggregate cost of all of these new stores to be between $3,000,000 and $3,500,000.

        The Company currently intends to open up to three additional skateparks in Fiscal 2000 and estimates the aggregate cost of its portion of these projects to be approximately $750,000.

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

        Recent Accounting Pronouncements

        In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 15, 2000. Since the Company and its subsidiaries do not presently engage in significant hedging activities or invest in other derivatives, FAS No. 133 does not currently impact the Company's financial position or results of operations.

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

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 effective June 1, 1999. The adoption of SOP 98-1 required the Company to modify its method of accounting for software, however, it did not have a significant impact on the Company's financial position or results of operations.

        Seasonality

        The Company's business is seasonal, with the largest percentage of net income, U.S. sales, and all revenues generated from the High Cascade Snowboard Camp(TM) realized in the first Fiscal quarter (June through August), the "back to school" selling months. As the Company increases sales to Europe due to the European Conversion, the Company may recognize more of such sales in the first Fiscal quarter due to seasonal demand for product in Europe. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and the Switch Autolock(R) System, have historically been strongest in the first and second Fiscal quarters. Such sales are now being recognized earlier in the first Fiscal quarter since industry retailers are demanding earlier shipments of product.

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

        State of Readiness. The Company has completed the analysis of its internal IT systems and has received certifications of Year 2000 compliance from its IT systems vendors. The Company is in the process of testing such systems to ensure compliance and expects such testing to be completed by the end of October 1999. * The Company has experienced no material problems in such testing to date.

---------------------------------------
* Note: These are forward-looking statements regarding the completion dates of the various phases of the Company's Year 2000 compliance program. The actual date of completion may be different depending on a number of important factors, including but not limited to (i) the complexity of the analyses needed to determine Year 2000 compliance for non-IT systems embedded in items such as machinery and equipment, and (ii) the level of cooperation the Company receives from third parties with respect to its compliance inquiries.

        The Company is still analyzing its non-IT systems for Year 2000 compliance and also expects to complete substantially all of such analyses by the end of October 1999.* With respect to third party vendors, customers, creditors and financial services organizations, the Company has identified over 200 such third parties who the Company believes are material to its business. The Company has inquired as to the Year 2000 readiness of each of such parties and has sought certifications of Year 2000 compliance from them. To date, the Company has received responses from approximately 80% of such third parties which indicate either Year 2000 compliance or that they have instituted programs to assure such compliance. The Company is pursuing answers from all third parties who have, to date, failed to respond to the Company's inquiries. The Company hopes to receive substantially all of such answers by November 1999, and has updated its list of such third parties to reflect any required additions thereto.*

        Costs; Contingency Plans. Since the Company has not completed the analysis and data gathering phase of its Year 2000 compliance program, it cannot yet quantify the aggregate costs that may be required to fix the Year 2000 Issue or any losses to the Company which might result therefrom. The Company determined that its Human Resources and Payroll systems were not Year 2000 compliant. The Company spent approximately $32,500 to fix those systems and they are now Year 2000 compliant. The Company has not incurred any other material costs to date in fixing Year 2000 Issues.

        In the event the Company discovers that either internal IT or non-IT systems or the systems of key third party vendors, customers, creditors or financial service organizations will not be Year 2000 compliant, the Company will either obtain alternative IT systems that are Year 2000 compliant or systems that do not rely on computers, and, in the case of third party vendors, switch to other vendors which have Year 2000 compliant systems. The Company intends to develop a more specific contingency plan by the end of October 1999.*

        Risks. The Company presently does not anticipate that a material business disruption will occur as a result of the Year 2000 Issue. However, to the extent the Company is unable to resolve the Year 2000 Issue, the Company's business, financial position and results of operations could be materially adversely affected.

        The Company believes that the greatest potential risk is the failure of its external business partners or federal, state or local governments to achieve Year 2000 compliance in a timely manner. Among other things, the Company's footwear manufacturers could be unable to manufacture or deliver materials and products in a timely manner, transportation carriers may be unable to deliver raw materials or product in a timely or cost-efficient manner, and customers may lose the capability to order products via electronic data interchange ("EDI"). The Company will develop the contingency plan discussed above, but there can be no assurance that any such contingency plan will be sufficient to mitigate the impact of noncompliance by third parties, and some material adverse effect to the Company may result from one or more third parties regardless of defensive contingency plans.

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

---------------------------------------
* Note: These are forward-looking statements regarding the completion dates of the various phases of the Company's Year 2000 compliance program. The actual date of completion may be different depending on a number of important factors, including but not limited to (i) the complexity of the analyses needed to determine Year 2000 compliance for non-IT systems embedded in items such as machinery and equipment, and (ii) the level of cooperation the Company receives from third parties with respect to its compliance inquiries.

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




-----------------------------------------
* Note: This is a forward-looking statement regarding the currencies in which the Company does business. The Company's actual results regarding the Euro Conversion could differ materially if the Company begins to accept currencies other than the U.S. dollar.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During Q1 Fiscal 2000, the Company issued 236,066 shares (the "Shares") of Common Stock to shareholders of High Cascade Snowboard Camp, Inc. and Snozone Boarding and Video, Inc. in exchange for their shares of those two companies. See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - General." The Shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption therefrom provided by Rule 506 of Regulation D thereunder. Each shareholder furnished the Company with representations that they were accredited investors, as defined under Regulation D, and the aggregate number of purchasers in this transaction was less than 35, excluding accredited investors. No underwriters were involved in this transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits
   10.1   Employment Agreement of Neal R. Lyons, dated as of April 1, 1999

   10.2   Employment Agreement of Chris D. Strain, dated as of August 9, 1999

   27     Financial Data Schedule

   (b)    Reports on 8-K.

        The Company did not file any reports on Form 8-K during the quarterly period ended August 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VANS, INC.
                                          (Registrant)

Date: October 12, 1999                    By: /s/ Gary H. Schoenfeld
                                             -----------------------------------
                                              GARY H. SCHOENFELD
                                              President and Chief
                                              Executive Officer

Date: October 12, 1999                    By: /s/ Kyle B. Wescoat
                                             -----------------------------------
                                              KYLE B. WESCOAT
                                              Vice President and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibits
 10.1    Employment Agreement of Neal R. Lyons, dated as of April 1, 1999.

 10.2    Employment Agreement of Chris D. Strain, dated as of August 9, 1999.

 27      Financial Data Schedule
