Form 10-Q
period 1999-11-27
VANS INC
filed 2000-01-11
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 27, 1999 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,650,203 shares of Common Stock, $.001 par value, as of January 10, 2000.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 27, 1999 (UNAUDITED) AND MAY 31, 1999

                                                                         NOVEMBER 27,        MAY 31,
                                                                            1999              1999
                                                                        -------------     -------------
                                           ASSETS
Current assets:
 Cash and cash equivalents                                               $ 11,557,064      $  7,777,192
 Accounts receivable, net of allowance for doubtful accounts of
 $1,692,351 and $1,432,214 at November 27, 1999, and May 31, 1999,
 respectively                                                              36,210,602        30,056,150
 Inventories                                                               49,384,587        37,024,553
 Deferred tax assets                                                        1,627,926         1,378,456
 Prepaid expenses                                                           8,877,219         7,823,767
                                                                        -------------     -------------
       Total current assets                                               107,657,398        84,060,118
Property, plant and equipment, net                                         22,785,835        15,809,950
Property held for lease                                                     4,572,265         4,601,326
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $36,320,610 and $35,695,857 at November
27, 1999, and May 31, 1999, respectively                                   24,019,554        23,126,700
Other assets                                                                2,829,873         2,939,623
                                                                        -------------     -------------
       Total Assets                                                      $161,864,925      $130,537,717
                                                                        =============     =============
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                                   $ 24,439,310      $  9,184,836
 Accounts payable                                                           6,311,954        10,600,870
 Accrued payroll and related expenses                                       3,830,191         2,132,446
 Accrued interest                                                             775,060           479,210
 Restructuring costs                                                          627,617           730,141
 Income taxes payable                                                       4,334,007           343,698
                                                                        -------------     -------------
       Total current liabilities                                           40,318,139        23,471,201
                                                                        -------------     -------------
Deferred tax liabilities                                                    1,789,605         2,090,536
Capital lease obligations                                                      83,123            90,893
Long term debt                                                             13,393,526         8,712,129
                                                                        -------------     -------------
       Total Liabilities                                                   55,584,393        34,364,759
                                                                        -------------     -------------
Minority interest                                                           1,262,571         1,021,754
Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares
 authorized, 1,500,000 shares designated as Series A
 Participating Preferred Stock, none issued and
 outstanding                                                                       --                --

 Common stock, $.001 par value, 20,000,000 shares
 authorized, 13,643,779 and 13,238,567 shares issued and
 outstanding at November 27, 1999, and May 31, 1999,
 respectively                                                                  13,650            13,235
  Accumulated other comprehensive income                                       25,197           (37,774)
 Additional paid-in capital                                               103,687,263       102,092,026
 Retained earnings (accumulated deficit)                                    1,291,851        (6,916,283)
                                                                        -------------     -------------
       Total Stockholders' Equity                                         105,017,961        95,151,204
                                                                        -------------     -------------
 Total Liabilities and Stockholders' Equity                              $161,864,925      $130,537,717
                                                                        =============     =============

     See accompanying notes to condensed consolidated financial statements.

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
           THIRTEEN WEEKS ENDED NOVEMBER 27,1999 AND NOVEMBER 28,1998
                                   (UNAUDITED)

                                                         THIRTEEN WEEKS ENDED
                                                    -------------------------------
                                                    NOVEMBER 27,       NOVEMBER 28,
                                                        1999              1998
                                                    ------------      -------------
Net sales                                           $ 57,822,778      $ 45,558,943
Cost of sales                                         32,600,041        25,680,119
                                                    ------------      ------------
   Gross profit                                       25,222,737        19,878,824
Operating expenses:
 Selling and distribution                             14,309,011        10,335,448
 Marketing, advertising and promotion                  3,668,400         3,716,568
 General and administrative                            2,421,180         1,783,396
 Provision for doubtful accounts                         346,279            64,156
 Amortization of intangibles                             336,877           345,159
                                                    ------------      ------------
   Total operating expenses                           21,081,747        16,244,727
                                                    ------------      ------------
   Earnings from operations                            4,140,990         3,634,096
Interest income                                          (49,914)          (45,159)
Interest and debt expense                                755,424           119,672
Other income                                          (1,265,487)         (820,342)
                                                    ------------      ------------
   Earnings before income taxes and minority
   interest in income of consolidated subsidiaries     4,700,967         4,379,925
Income tax expense                                     1,598,329         1,576,773
Minority share of income                                 436,563           270,514
                                                    ------------      ------------
Net earnings                                           2,666,075         2,532,638
Other comprehensive income, net of tax:
Foreign currency translation adjustment                   23,722           (19,665)
                                                    ------------      ------------
Comprehensive net income                            $  2,689,797      $  2,512,973
                                                    ============      ============
Earnings per share information: (Note 3)
Basic:
   Weighted average common shares                     13,538,197        13,313,316
   Net earnings per share                           $       0.20      $       0.19
                                                    ============      ============
Diluted:
   Weighted average common shares                     14,270,342        13,623,224
   Net earnings per share                                   0.19              0.19
                                                    ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                   VANS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          TWENTY-SIX WEEKS ENDED NOVEMBER 27,1999 AND NOVEMBER 28,1998
                                  (UNAUDITED)

                                                                 TWENTY-SIX WEEKS ENDED
                                                           --------------------------------
                                                            NOVEMBER 27,       NOVEMBER 28,
                                                                1999               1998
                                                           -------------      -------------
Net sales                                                  $ 139,973,557      $ 111,062,462
Cost of sales                                                 80,187,140         63,078,765
                                                           -------------      -------------
    Gross profit                                              59,786,417         47,983,697
Operating expenses:
  Selling and distribution                                    28,940,926         20,966,592
  Marketing, advertising and promotion                        11,202,502         10,911,569
  General and administrative                                   5,412,537          4,660,266
  Provision for doubtful accounts                                761,147            228,001
  Amortization of intangibles                                    670,592            610,310
                                                           -------------      -------------
    Total operating expenses                                  46,987,704         37,376,738
                                                           -------------      -------------
    Earnings from operations                                  12,798,713         10,606,959
Interest income                                                  (83,276)          (125,318)
Interest and debt expense                                      1,178,300            277,590
Other income                                                  (2,446,621)        (1,564,113)
                                                           -------------      -------------
    Earnings before income taxes and minority interest
    in income of consolidated subsidiaries                    14,150,311         12,018,800
Income tax expense                                             4,811,106          4,326,768
Minority share of income                                         737,776            421,200
                                                           -------------      -------------
Net earnings                                                   8,601,429          7,270,832
Other comprehensive income, net of tax:
    Foreign currency translation adjustment                       41,561             40,147
                                                           -------------      -------------
Comprehensive net income                                   $   8,642,990      $   7,310,979
                                                           =============      =============
Earnings per share information: (Note 3)
Basic:
    Weighted average common shares                            13,511,941         13,307,476
    Net earnings per share                                 $        0.64      $        0.55
                                                           =============      =============
Diluted:
    Weighted average common shares                            14,240,529         13,634,049
    Net earnings per share                                 $        0.61      $        0.53
                                                           =============      =============

     See accompanying notes to condensed consolidated financial statements.

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          TWENTY-SIX WEEKS ENDED NOVEMBER 27,1999 AND NOVEMBER 28,1998
                                   (UNAUDITED)

                                                                          NOVEMBER 27,           NOVEMBER 28,
                                                                              1999                   1998
                                                                          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $  8,601,429           $  7,270,831
Adjustments to reconcile net earnings to net cash
used in operating activities:
 Depreciation and amortization                                               2,878,024              2,467,205
 Net loss (gain) on sale of equipment                                           30,498                (44,017)
 Minority share of income                                                      737,776                421,200
 Provision for losses on accounts receivable and sales returns                 346,219                228,001
 Changes in assets and liabilities, net of effects of business acquisition:
    Accounts receivable                                                     (6,500,671)           (12,608,748)
    Inventories                                                            (12,348,265)            (8,129,422)
    Deferred income taxes                                                     (550,401)              (177,194)
    Prepaid expenses                                                          (839,823)              (842,436)
    Other assets                                                              (368,796)              (320,562)
    Accounts payable                                                        (4,380,450)            (1,178,799)
    Accrued payroll and related expenses                                       852,383               (126,072)
    Restructuring costs                                                       (102,524)            (4,499,732)
    Income taxes payable                                                     3,990,309              3,764,573
                                                                          ------------           ------------
     Net cash used in operating activities                                  (7,654,292)           (13,770,172)
                                                                          ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                  (7,621,240)            (3,290,415)
Net cash proceeds (payments) from investments in other companies                47,769               (214,310)
Proceeds from sale of property, plant and equipment                             11,255                808,033
                                                                          ------------           ------------
     Net cash used in investing activities                                  (7,562,216)            (2,696,692)
                                                                          ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings                                         14,791,058              9,594,610
Payments on capital lease obligations                                         (108,918)               (97,071)
Proceeds from long term debt                                                 4,219,066              1,412,813
Consolidated subsidiary dividends paid to minority shareholders               (360,992)              (413,548)
Proceeds from issuance of common stock                                         393,196              1,219,025
Payment for repurchase of common stock                                              --             (2,693,639)
                                                                          ------------           ------------
     Net cash provided by financing activities                              18,933,410              9,022,190
     Effect of exchange rate changes                                            62,970                 62,730
                                                                          ------------           ------------
     Net increase (decrease) in cash and cash equivalents                    3,779,872             (7,381,944)
Cash and cash equivalents, beginning of period                               7,777,192             16,779,528
                                                                          ------------           ------------
Cash and cash equivalents, end of period                                  $ 11,557,064           $  9,397,584
                                                                          ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
 Interest                                                                 $    686,774           $    181,038
 Income taxes                                                                1,137,729                648,800
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in investment in consolidated subsidiary
 Fair value of net assets acquired                                             145,967                121,181
 Stock issued                                                                1,273,339                976,342
Business acquisition
 Common stock issued for business acquisition                                       --              1,999,380
 Note payable issued for business acquisition                                       --              1,483,479
 Fair value of net liabilities assumed, excluding cash received                     --              1,144,044

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

        Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.      Inventories are comprised of the following:

                                   NOVEMBER 27,              MAY 31,
                                       1999                   1999
                                   ------------           ------------
Work-in-process                    $    305,635           $    138,004
Finished goods                       49,801,385             37,568,147
Less: valuation allowance              (722,433)              (681,598)
                                   ------------           ------------
                                   $ 49,384,587           $ 37,024,553
                                   ============           ============

3. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the thirteen-week and twenty-six week periods ended November 27, 1999, and November 28, 1998, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

        The reconciliations of basic to diluted weighted average shares are as follows:

                                             THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                       --------------------------------          ---------------------------------
                                       NOVEMBER 27,         NOVEMBER 28,         NOVEMBER 27,         NOVEMBER 28,
                                           1999                 1998                 1999                 1998
                                       ------------         ------------         ------------         ------------
Net earnings                            $ 2,666,076          $ 2,532,638          $ 8,601,429          $ 7,270,832
                                        ===========          ===========          ===========          ===========
Weighted average shares
 used in basic computation               13,538,197           13,313,316           13,511,941           13,307,476

Dilutive stock options                      732,145              309,908              728,588              326,573
                                        -----------          -----------          -----------          -----------
Weighted average shares
 used for dilutive computation           14,270,342           13,623,224           14,240,529           13,634,049
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

        The following table outlines the beginning balance of, and expenditures and adjustments to, the restructuring accrual during the second quarter of Fiscal 2000 ("Q2 Fiscal 2000"):

                                                   AUGUST 29,                                      NOVEMBER 27,
                                                     1999                                             1999
                                                    BALANCE       CASH         NON-CASH              BALANCE
                                                   ----------  ---------       --------            ------------
European Restructuring:
Termination of international distributors          $ 730,000   $(102,000)      $     --            $ 628,000
U.S.Restructuring:
Plant closure costs                                       --          --             --                   --
                                                   ---------   ---------       --------            ---------
Total Restructuring Cost                           $ 730,000   $(102,000)      $     --            $ 628,000
                                                   =========   =========       ========            =========

        During Q2 Fiscal 2000, the Company incurred cash expenditures of $102,000 related to the termination of two of the Company's international distributors in Europe. The Company did not incur any cash expenditures related to the closure of the Vista facility.

The remaining restructuring cost was incurred at the end of December 1999 and represents cash payments to be made to one of the terminated international distributors. Such expenditures will be funded out of operations and are payable on or before January 31, 2000.

6. The Company's operations are classified into three reportable segments: retail, wholesale and international. The Company evaluates performance based on segment revenues and consolidated operating income. The Company's reportable segments have distinct sales channels. Revenues for each business segment are summarized as follows:

                                        THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                      NOVEMBER 27,    NOVEMBER 28,     NOVEMBER 27,   NOVEMBER 28,
                                          1999            1998              1999           1998
                                      ------------    ------------     ------------   ------------
            Retail                    $17,325,000     $12,713,000       $37,045,000   $ 29,151,000
            Wholesale                  23,268,000      21,247,000        58,394,000     55,294,000
            International              17,230,000      11,599,000        44,535,000     26,617,000
                                      -----------     -----------      ------------   ------------
                                      $57,823,000     $45,559,000      $139,974,000   $111,062,000
                                      ===========     ===========      ============   ============

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

        The Company is a leading lifestyle, retail and entertainment-based company which targets 10-24 year-old consumers through the sponsorship of Core Sports,(TM) which consist of alternative and enthusiast sports such as skateboarding, snowboarding, surfing and wakeboarding, and through major entertainment events and venues, such as the VANS Triple Crown(TM) Series, the VANS Warped Tour,(TM) the VANS World Amateur Skateboarding Championships, the world's largest VANS skateparks, and the High Cascade Snowboard Camp,(TM) located at the base of Mt. Hood. The Company was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes. The Company is incorporated in Delaware.

        On November 20, 1996, the Company acquired 51% of the outstanding shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction. During Fiscal 1998 and 1999, the Company acquired another 19% of the Global common shares in exchange for Common Stock of the Company. In Q2 Fiscal 2000 the Company acquired an additional 10% of the Global common shares in exchange for Company Common Stock. The remaining 20% of the Global common shares are expected to be acquired by the Company over the next two years. The results of Global are consolidated in the Company's financial statements.

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

        On July 29, 1999, the Company acquired all of the outstanding capital stock of High Cascade Snowboard Camp, Inc., an Oregon corporation ("High Cascade"), and its sister company, Snozone Boarding and Video, Inc., an Oregon corporation, through mergers of the two companies with and into a wholly-owned subsidiary of the Company. High Cascade, located at the base of Mount Hood in Oregon, is the leading summer snowboarding camp in the world. The consideration exchanged by the Company primarily consisted of the issuance of 236,066 shares of the Company's Common Stock. The results of the two companies are consolidated in the Company's financial statements.

        The Company has also established a subsidiary in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), a subsidiary in Argentina, Vans Argentina S.A. ("Vans Argentina"), a subsidiary in Brazil, Vans Brazil S.A., ("Vans Brazil"), a subsidiary in Uruguay, Vans Uruguay, S.A. ("Vans Uruguay"), a subsidiary in Hong Kong, Vans Far East Limited ("VFEL"), and a subsidiary in England, Vans Footwear Limited ("VFL"). The Company also co-owns two joint venture subsidiaries, Van Pac LLC and VASH, LLC, with Pacific Sunwear of California, Inc. and Sunglass Hut International, Inc. respectively. The results of these subsidiaries are also consolidated in the Company's financial statements.

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

        The closure of the Vista Facility has resulted in the following benefits to the Company: (i) decreased cost of goods for product produced at the Vista Facility versus foreign-sourced product; (ii) the elimination of variances in the manufacturing cost-per-unit which resulted from increases and decreases in production levels at the Vista Facility; and (iii) increased management focus on marketing and distribution rather than Facility management and cost accounting. The European Conversion will enable the Company to recognize the sales and income previously recognized by the distributors, and the Company believes that the establishment of a Company-owned European operational structure should enable it to more efficiently coordinate its sales and marketing efforts and control its distribution. The Company has experienced increased operating expenses in connection with the European Conversion, as discussed below.

        The Company incurred an infrequent restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings were incurred in Fiscal 1999, with the exception of final cash payments for one of the terminated distributors which are payable by January 31, 2000. Such cash expenditures will be funded out of operations. See Note 5 to Notes to the Company's Condensed Consolidated Financial Statements. The Vista Facility was closed on August 6, 1998.

RESULTS OF OPERATIONS

        QUARTERLY PERIOD ENDED NOVEMBER 27, 1999 ("Q2 FISCAL 2000") AS COMPARED TO QUARTERLY PERIOD ENDED NOVEMBER 28, 1998 ("Q2 FISCAL 1999")

Net Sales

        Net sales for Q2 Fiscal 2000 increased 26.9% to $57,823,000 from $45,559,000 for Q2 Fiscal 1999. The sales increase was driven by increased sales through each of the Company's sales channels, as discussed below.

        Total U.S. sales, including sales through the Company's U.S. retail stores, increased 19.5% to $40,593,000 for Q2 Fiscal 2000 from $33,960,000 for Q2 Fiscal 1999. Total international sales increased 48.5% to $17,230,000 for Q2 Fiscal 2000, as compared to $11,599,000 for Q2 Fiscal 1999.

        The increase in total U.S. sales resulted from (i) a 36.3% increase in sales through the Company's U.S. retail stores, and (ii) a 9.5% increase in domestic wholesale sales. The increase in U.S. retail store sales was driven by sales from a net 20 new stores versus a year ago, and a 15.0% increase in comparable store sales. The increase in international sales through VFEL was primarily due to a 49.3% increase in sales in Europe in connection with the European Conversion, increased sales to Central and South America primarily through the Company's Latin America subsidiaries, and increased sales to Canada and Japan through the Company's distributors for those countries.

Gross Profit

        Gross profit increased 26.9% to $25,223,000 in Q2 Fiscal 2000 from $19,879,000 in Q2 Fiscal 1999. As a percentage of net sales, gross profit was even year-over-year at 43.6%. Gross profit increased primarily due to the increase in sales discussed above.

Earnings from Operations

        Earnings from operations increased 13.9% to $4,141,000 in Q2 Fiscal 2000 versus $3,634,000 in Q2 Fiscal 1999. Operating expenses in Q2 Fiscal 2000 increased 29.8% to $21,082,000 from $16,245,000 in Q2 Fiscal 1999, primarily due to the increases in selling and distribution and general and administrative expenses discussed below. As a percentage of sales, operating expenses increased from 35.7% to 36.5% on a year-to-year basis.

        Selling and distribution. Selling and distribution expenses increased 38.4% to $14,309,000 in Q2 Fiscal 2000 from $10,335,000 in Q2 Fiscal 1999, primarily due to: (i) operating costs related to the European Conversion which did not exist in Q2 Fiscal 1999 because such Conversion was not yet fully implemented; and (ii) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 20 new stores.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 1.3% to $3,668,000 in Q2 Fiscal 2000 from $3,717,000 in Q2 Fiscal 1999. The net decrease in marketing, advertising and promotion expenses was the result of increased third party sponsorship of the Company's major entertainment events and venues, partially offset by increased direct advertising and promotional expense in Europe resulting from the European Conversion and increased costs associated with new events included in the VANS Triple Crown(TM) Series.

        General and administrative. General and administrative expenses increased 35.8% to $2,421,000 in Q2 Fiscal 2000 from $1,783,000 in Q2 Fiscal 1999, primarily due to: (i) operating costs related to the European Conversion which did not exist in Q2 Fiscal 1999 because such Conversion was not yet fully implemented; (ii) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (iii) the inclusion of operating costs related to High Cascade which were not included in the Q2 Fiscal 1999 Condensed Consolidated Financial Statements because it was not yet owned by the Company; and (iv) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights.

        Provision for doubtful accounts. The amount that was provided for bad debt expense in Q2 Fiscal 2000 increased to $346,000 from $64,000 in Q2 Fiscal 1999 primarily due to an increase in the general allowance for doubtful accounts to correspond to the increase in accounts receivable which resulted from higher sales.

Interest Income

        Interest income increased slightly to $50,000 in Q2 Fiscal 2000 versus $45,000 in Q2 Fiscal 1999 due to large cash balances held by Global during Q2 Fiscal 2000. The Company had no investment accounts at November 27, 1999.

Interest and Debt Expense

        Interest and debt expense increased to $755,000 for Q2 Fiscal 2000 from $120,000 in Q2 Fiscal 1999, primarily due to increased borrowings under the Company's new credit facility to support sales growth. See "-Liquidity and Capital Resources, Borrowings."

Other Income

        Other income primarily consists of royalty payments from the licensing of the Company's trademarks to its distributor for Japan. Other income increased to $1,265,000 for Q2 Fiscal 2000 from $820,000 for Q2 Fiscal 1999, primarily due to increases in royalties received from such distributor.

Income Tax Expense

        Income tax expense increased slightly to $1,598,000 in Q2 Fiscal 2000 from $1,577,000 in Q2 Fiscal 1999 as a result of the increase in earnings discussed above. The effective tax rate decreased from 36.0% in Q2 Fiscal 1999 to 34.0% in Q2 Fiscal 2000 primarily due to the tax benefit derived from the operation of VFEL.

Minority Share of Income

        Minority share of income increased to $437,000 for Q2 Fiscal 2000 from $271,000 for Q2 Fiscal 1999, primarily due to the addition of the Van Pac LLC joint venture, which did not exist in the same period of the prior year, and increased earnings of Vans Latinoamericana and Vans Argentina. See "--General."

TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 27,1999 ("FISCAL 2000 SIX MONTHS") AS COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 28, 1998 ("FISCAL 1999 SIX MONTHS")

Net Sales

        Net Sales for the Fiscal 2000 Six Months increased 26.0% to $139,974,000 compared to $111,062,000 for the same period in Fiscal 1999. The sales increase was driven by increased sales through all of the Company's sales channels, as discussed below.

        Total U.S. sales, including sales through the Company's U.S. retail stores, increased 13.0% to $95,439,000 for the Fiscal 2000 Six Months from $84,445,000 for the same period a year ago. Total international sales increased 67.3% to $44,535,000 for the Fiscal 2000 Six Months, as compared to $26,617,000 for the same period a year ago.

        The increase in total U.S. sales resulted from (i) a 5.6% increase in domestic wholesale sales as the Company increased penetration of existing accounts, and (ii) a 27.1% increase in sales through the Company's U.S. retail stores. The increase in U.S. retail store sales was driven by sales from a net 20 new stores versus a year ago, and a 9.8% increase in comparable store sales. The increase in international sales through VFEL was primarily due to a $9.0 million increase in sales in Europe in connection with the European Conversion and a $5.3 million increase in sales to Pacific Rim countries (primarily Japan).

Gross Profit

        Gross profit increased 24.6% to $59,786,000 in the Fiscal 2000 Six Months from $47,984,000 in the same period of Fiscal 1999. As a percentage of net sales, gross profit decreased to 42.7% for the Fiscal 2000 Six Months from 43.2% for the same period of Fiscal 1999. The decrease in gross profit, as a percentage of sales, was primarily due to higher air freight costs associated with meeting increased product demand in Q1 Fiscal 2000.

Earnings From Operations

        Earnings from operations increased 20.7% to $12,799,000 in the Fiscal 2000 Six Months from $10,607,000 in the same period of Fiscal 1999. Operating expenses in the Fiscal 2000 Six Months increased 25.7% to $46,988,000 from $37,377,000 in the same period a year ago, primarily due to a $7,974,000 increase in selling and distribution expense and a $752,000 increase in general and administrative expenses, as discussed below. As a percentage of sales, operating expenses decreased slightly from 33.7% to 33.6% on a year-to-year basis.

        Selling and distribution. Selling and distribution expenses increased 38.0% to $28,941,000 in the Fiscal 2000 Six Months from $20,967,000 in the same period a year ago, primarily due to: (i) operating expenses related to the European Conversion which did not exist in the Fiscal 1999 Six Months because such Conversion was not yet fully implemented; (ii) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 20 new stores; and (iii) costs required to support the Company's U.S. sales growth.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 2.7% to $11,203,000 in the Fiscal 2000 Six Months from $10,912,000 in the same period a year ago, primarily due to: (i) increased direct advertising and promotional expense in Europe resulting from the European Conversion; (ii) higher print and television advertising expenditures related to the back-to-school selling season; and (iii) increased costs associated with new events included in the VANS Triple Crown(TM) Series.

        General and administrative. General and administrative expenses increased 16.2% to $5,413,000 in the Fiscal 2000 Six Months from $4,660,000 in the same period a year ago, primarily due to: (i) operating costs related to the European Conversion which did not exist in the Fiscal 1999 Six Months because such Conversion was not yet fully implemented; (ii) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (iii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights; and (iv) the inclusion of operating costs related to High Cascade which were not included in the Fiscal 1999 Six Months because it was not yet owned by the Company.

        Provision for doubtful accounts. The amount that was provided for bad debt expense in the Fiscal 2000 Six Months increased to $761,000 from $228,000 in the same period a year ago due to an increase in the general allowance for doubtful accounts to correspond to the increase in accounts receivable which resulted from higher sales.

Interest Income

        Interest income decreased to $83,000 during the Fiscal 2000 Six Months from $125,000 in the same period of the prior year because the Company utilized a portion of interest-bearing investments to fund sales growth. As a result, the Company's investment accounts decreased to zero at November 27, 1999.

Interest And Debt Expense

        Interest and debt expense increased to $1,178,000 for the Fiscal 2000 Six Months from $278,000 in the same period a year ago for the same reasons discussed under the caption "--Interest and Debt Expense" for Q2 Fiscal 2000.

Other Income

        Other income increased 56.4% to $2,447,000 for the Fiscal 2000 Six Months from $1,564,000 for the same period a year ago, primarily due to a significant increase in royalty income from the Company's distributor for Japan.

Income Tax Expense

        Income tax expense increased to $4,811,000 in the Fiscal 2000 Six Months from $4,327,000 in the same period in Fiscal 1999 as a result of the higher earnings discussed above. The effective tax rate decreased from 36.0% in the Fiscal 1999 Six Months to 34.0% in the Fiscal 2000 Six Months for the same reasons discussed under the caption "--Income Tax Expense" for Q2 Fiscal 2000.

Minority Share Of Income

        Minority interest increased to $738,000 for the Fiscal 2000 Six Months from $421,000 for the same period a year ago for the same reasons discussed under the caption "--Minority Share of Income" for Q2 Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows

        The Company finances its operations with a combination of cash flows from operations and borrowings under a credit facility. See "--Borrowings" below.

        The Company experienced an outflow of cash from operating activities of $7,463,000 during the Fiscal 2000 Six Months, compared to an outflow of $13,770,000 for the Fiscal 1999 Six Months. Cash used by operations for the Fiscal 2000 Six Months primarily resulted from: (i) an increase in net inventory to $49,385,000 at November 27, 1999, from $37,025,000 at May 31, 1999, as described below; (ii) an increase in net accounts receivable to $36,211,000 at November 27, 1999, from $30,056,000 at May 31, 1999, as described below; and
(iii) a decrease in accounts payable. Cash outflows from operations for the Fiscal 2000 Six Months were partially offset by the Company's earnings, the add-back for depreciation and amortization, and the increase in income taxes payable. Cash outflows from operations in the Fiscal 1999 Six Months primarily resulted from increases in accounts receivable and inventories and a decrease in the restructuring costs accrual.

        The Company had a net cash outflow from investing activities of $7,753,000 in the Fiscal 2000 Six Months, compared to a net cash outflow of $2,697,000 in the Fiscal 1999 Six Months. The Fiscal 2000 Six Months outflows were primarily due to capital expenditures related to new retail store openings and skateparks. Cash used in investing activities for the Fiscal 1999 Six Months was primarily related to new retail store openings, tenant improvements at the Santa Fe Springs Facility, and investments in other companies, offset by proceeds from the sale of assets in connection with the closing of the Vista Facility.

        The Company incurred a net cash inflow from financing activities of $18,933,000 for the Fiscal 2000 Six Months, compared to a net cash inflow of $9,022,000 for the Fiscal 1999 Six Months, primarily due to short-term borrowings under the Company's new credit facility and long-term debt incurred by the Company and the Company's Latin America subsidiaries. See "--Borrowings" below. Cash provided by financing activities in the Fiscal 1999 Six Months was related to proceeds from short-term borrowings under the Company's former bank revolving line of credit, and proceeds from long-term debt incurred by Vans Latinoamericana, partially offset by the repurchase of $2,694,000 of common stock pursuant to the Company's stock repurchase program.

        Inventories increased to $49,385,000 at November 27, 1999, from $37,025,000 at May 31, 1999, primarily due to: (i) increased inventory held at the Company's distribution center in Holland (established in connection with the European Conversion); and (ii) an increased number of finished goods held for sale at the Company's retail stores to support the net addition of 20 new stores and increased sales. Accounts receivable, net of allowance for doubtful accounts, increased from $30,056,000 at May 31, 1999, to $36,211,000 at
November 27, 1999, primarily due to the inclusion of accounts receivable for sales in Europe due to the European Conversion which did not exist in the Fiscal 1999 Six Months because such Conversion was not yet fully implemented.

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

        Of the $10.5 million Term Loan: (i) approximately $5.0 million was disbursed at the closing of the New Credit Facility to replace a portion of the Bank of the West Facility used for the Company's stock repurchase program, which was completed in Fiscal 1999; (ii) approximately $3.0 million was disbursed in Q2 Fiscal 2000 for capital expenditures; and (iii) the remaining portion must be disbursed on or before January 31, 2001, or it will expire. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at LIBOR for advances of one, two, three or six months, or a base rate for U.S. dollar advances.

        Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders. At November 27, 1999, the Company had drawn down $23,034,000 under the New Credit Facility.

        Vans Latinoamericana and Vans Argentina maintain notes payable to Tavistock Holdings A.G., a 49.99% owner of such companies ("Tavistock"). The loan by Tavistock was made pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana and Vans Argentina. At November 27, 1999, the aggregate outstanding balance under the notes was $3,570,000.

        Current Cash Position

        The Company's cash position was $11,557,000 at November 27, 1999, compared to $7,777,000 at May 31, 1999. The Company believes that cash generated from operations, coupled with the New Credit Facility, should be sufficient to meet its cash requirements for the next 12 months.*

        Capital Resources

        As of November 27, 1999, the Company's material commitments for capital expenditures were primarily related to the opening and remodeling of retail stores and the opening of skateparks. In the remainder of Fiscal 2000, the Company plans to open approximately one new factory outlet retail store, three full-price stores, and two VANS Triple Crown(TM) stores, and remodel five existing stores. The Company estimates the aggregate cost of all of these new stores and remodels to be between $1.5 million and $2.5 million.

        The Company currently intends to open two additional skateparks in Fiscal 2000 and estimates the aggregate cost of its portion of these projects to be approximately $250,000, since the landlords for these skateparks have agreed to pay substantially all of the capital costs associated with the construction of the parks.

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

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-l"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 effective June 1, 1999. The adoption of SOP 98-1 required the Company to modify its method of accounting for software, however, it did not have a significant impact on the Company's financial position or results of operations.

--------------
* Note: This is a forward-looking statement. The Company's actual cash requirements could differ materially. Important factors that could cause the Company's need for additional capital to change include: (i) the Company's rate of growth; (ii) the number of new VANS Triple Crown(TM) stores the Company decides to open; (iii) the number of new skateparks the Company decides to open which must be financed in whole, or in part, by the Company; (iv) the Company's product mix between footwear and snowboard boots; (v) the Company's ability to effectively manage its inventory levels; (vi) timing differences in payment for the Company's foreign-sourced product; (vii) the increased utilization of letters of credit for purchases of foreign-sourced product; and (viii) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China.

        Seasonality

        The Company's business is seasonal, with the largest percentage of net income, U.S. sales, and all revenues generated from High Cascade realized in the first Fiscal quarter (June through August), the "back to school" selling months. As the Company increases sales to Europe due to the European Conversion, the Company is recognizing more of such sales in the first Fiscal quarter due to seasonal demand for product in Europe. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and the Switch Autolock(R) System, have historically been strongest in the first and second Fiscal quarters. Such sales are now being recognized earlier in the first Fiscal quarter since industry retailers are demanding earlier shipments of product.

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

        Year 2000 Compliance Update

        As of the date of this report, the Company has not experienced any material Year 2000-related problems with any of its systems and has not received any reports of such problems from any of its sales agents, distributors, customers, landlords, financial partners, or third-party vendors.

        Euro Conversion

        On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the Euro, and adopted the Euro as their common legal currency on that date (the "Euro Conversion"). Existing currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, parties may pay for goods and services using either the Euro or the existing currency, but retailers are not required to accept the Euro as payment. Since the Company primarily does business in U.S. dollars, it is currently not anticipated that the Euro Conversion will have a material adverse impact on its business or financial condition.* The Company is aware that the information systems for its five European stores are not currently able to recognize the Euro Conversion, however, since three of the Company's European stores are located in the United Kingdom, which is not currently participating in the Euro Conversion, and the Spain and Austria stores may continue to accept local currencies until 2002, the Company does not expect its current overall European store operations to be materially adversely impacted by the Euro Conversion in the near future. The Company has confirmed that the information systems utilized by its European sales agents will recognize the Euro Conversion, and all of its European distributors have represented to the Company that their systems will do the same.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Revolver bears interest at a rate equal to either (i) LIBOR, or (ii) a base rate plus a margin which will be based on the Company's rate of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement. See Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources." The Company does not use derivative financial instruments to hedge its interest rate risks.

Foreign Currency Risk

        The Company sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although the Company has most of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve Japan and Europe. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to twelve months. As of November 27, 1999, the Company had no outstanding foreign exchange forward contracts.

------------
* Note: This is a forward-looking statement regarding the currencies in which the Company does business. The Company's actual results regarding the Euro Conversion could differ materially if the Company begins to accept currencies other than the U.S. dollar.

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        On October 26, 1999, the Company held its 1999 Annual Meeting of Stockholders. The following matters were voted on at the meeting: (i) the election of directors; (ii) an amendment to the Company's 1991 Long-Term Incentive Plan to increase the number of shares available for issuance thereunder by 300,000; and (iii) the ratification and approval of KPMG LLP as the Company's independent auditors for Fiscal 2000.

        The results of the voting on these matters (including the names of all persons elected as directors) are set forth below:

                                                             VOTES
             PROPOSAL                     VOTES FOR     AGAINST/WITHHELD      ABSTENTIONS   BROKERNON-VOTES
             --------                     ---------     ----------------      -----------   ---------------
             Proposal No. 1 --
             Election of Directors
             Nominees
             Walter E. Schoenfeld         10,332,315         827,025               0               0
             Gary H. Schoenfeld           10,332,415         826,925               0               0
             George E. McCown             10,333,115         826,225               0               0
             Wilbur J. Fix                10,332,815         826,525               0               0
             Gerald Grinstein             10,332,315         827,025               0               0
             James R. Sulat               1O,222,112         826,228               0               0
             Kathleen M. Gardarian        10,252,054         907,286               0               0
             Lisa M. Douglas              10,333,115         826,225               0               0
             Charles G. Armstrong         10,332,915         826,425               0               0
             Leonard R. Wilkens           10,333,115         826,225               0               0

             Proposal No. 2 --
             Amendment No. 7 to 1991
             Long-Term Incentive Plan      6,667,126       4,345,726           146,488             0

             Proposal No. 3 --
             Ratification of KPMG LLP
             as Independent Auditors
             for Fiscal 2000              11,135,548           8,941            14,851             0


ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1  Amendment No. 7 to the 1991 Long-Term Incentive Plan

10.2 Employment Agreement of Jay E. Wilson, dated December 3, 1999, superseding previous agreement

27    Financial Data Schedule

(b)   Reports on 8-K.

The Company did not file any reports on Form 8-K during the quarterly period ended November 27, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VANS, INC.

                                         (Registrant)

      Date: January 11, 2000             By: /s/ Gary H. Schoenfeld
                                            ------------------------------------
                                             GARY H. SCHOENFELD
                                             President and Chief
                                             Executive Officer

      Date: January 11, 2000             By: /s/ Kyle B. Wescoat
                                            ------------------------------------
                                             KYLE B. WESCOAT
                                             Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibits
10.1  Amendment No. 7 to the 1991 Long-Term Incentive Plan

10.2 Employment Agreement of Jay E. Wilson, dated December 3, 1999, superseding previous agreement

27    Financial Data Schedule