Form 10-Q
period 2000-02-26
VANS INC
filed 2000-04-11
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 26, 2000 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,698,609 shares of Common Stock, $.001 par value, as of April 10, 2000.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 FEBRUARY 26, 2000 (UNAUDITED) AND MAY 31, 1999

                                                                       FEBRUARY 26,      MAY 31,
                                                                          2000            1999
                                                                       ------------   ------------
                                  ASSETS
Current assets:
 Cash and cash equivalents                                             $  8,679,821   $   7,777,192
 Accounts receivable, net of allowance for doubtful accounts of
 $1,807,868 and $1,432,214 at February 26, 2000, and May 31, 1999,
 respectively                                                            47,227,439      30,056,150
 Inventories                                                             45,242,550      37,024,553
 Deferred tax assets                                                      1,624,925       1,378,456
 Prepaid expenses                                                         7,496,723       7,823,767
                                                                       ------------   -------------
       Total current assets                                             110,271,458      84,060,118
Property, plant and equipment, net                                       24,589,148      15,809,950
Property held for lease                                                   4,557,881       4,601,326
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $36,670,762 and $35,695,857 at February
26, 2000 and May 31, 1999, respectively                                  23,736,551      23,126,700
Other assets                                                              3,265,351       2,939,623
                                                                       ------------   -------------
       Total Assets                                                    $166,420,389   $ 130,537,717
                                                                       ============   =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                                 $ 24,340,038   $   9,184,836
 Accounts payable                                                         8,163,431      10,600,870
 Accrued payroll and related expenses                                     4,388,085       2,132,446
 Accrued interest                                                         1,119,243         479,210
 Restructuring costs                                                        207,871         730,141
 Income taxes payable                                                     4,741,879         343,698
                                                                       ------------   -------------
       Total current liabilities                                         42,960,547      23,471,201
                                                                       ------------   -------------
Deferred tax liabilities                                                  1,789,605       2,090,536
Capital lease obligations                                                    29,154          90,893
Long-term debt                                                           13,453,906       8,712,129
                                                                       ------------   -------------
       Total Liabilities                                                 58,233,212      34,364,759
                                                                       ------------   -------------
Minority interest                                                         1,145,797       1,021,754
Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
 1,500,000 shares designated as Series A Participating Preferred
 Stock, none issued and outstanding                                             --              --

 Common stock, $.001 par value, 20,000,000 shares authorized,
 13,683,609 and 13,238,567 shares issued and outstanding at
 February 26, 2000, and May 31, 1999, respectively                           13,686          13,235
 Cumulative foreign translation adjustment                                   (4,296)        (37,774)
 Additional paid-in capital                                             104,028,008     102,092,026
 Accumulated surplus (accumulated deficit)                                3,003,982      (6,916,283)
                                                                       ------------   -------------
       Total Stockholders' Equity                                       107,041,380      95,151,204
                                                                       ------------   -------------
 Total Liabilities and Stockholders' Equity                            $166,420,389   $ 130,537,717
                                                                       ============   =============


     See accompanying notes to condensed consolidated financial statements.

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
           THIRTEEN WEEKS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27,1999
                                   (unaudited)

                                                     THIRTEEN WEEKS ENDED
                                                -------------------------------
                                                FEBRUARY 26,        FEBRUARY 27,
                                                   2000                1999
                                                -----------         -----------
Net sales............................           $67,756,524         $45,516,985
Cost of sales........................            40,179,619          26,988,188
                                                -----------         -----------

      Gross profit...................            27,576,905          18,528,797

Operating expenses:
    Selling and distribution.........            16,832,911          11,801,047
    Marketing, advertising and promotion          5,049,743           5,187,277
    General and administrative.......             2,812,083           1,619,354
    Restructure cost recoveries......                    --            (393,477)
    Provision for doubtful accounts..               156,924             167,500
    Amortization of intangibles......               375,576             337,788
                                                -----------         -----------

      Total operating expenses.......            25,227,237          18,719,489
                                                -----------         -----------

      Earnings (loss) from operations             2,349,668            (190,692)

Interest income......................               (13,675)            (41,318)
Interest and debt expense............               756,892             517,199
Other (income) expense...............            (1,065,006)         (1,591,446)
                                                ------------        -----------

      Earnings before taxes..........             2,671,457             924,873

Income tax expense...................               908,295             332,954
Minority share of income (loss)......                51,031             (43,793)
                                                -----------         -----------

Net earnings.........................             1,712,131             635,712

Other comprehensive expense, net of tax:
   Foreign currency translation adjustments         (19,465)            (29,299)
                                                -----------         -----------

Comprehensive income.................           $ 1,692,666         $   606,413
                                                ===========         ===========

Earnings per share information:
Basic:
Weighted average shares..............            13,659,936          13,307,388

Net earnings per share...............           $      0.13         $      0.05
                                                ===========         ===========
Diluted:
Weighted average shares..............            14,625,625          13,653,322

Net earnings per share...............           $      0.12         $      0.05
                                                ===========         ===========


      See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
         THIRTY-NINE WEEKS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27,1999
                                   (unaudited)

                                                         THIRTY-NINE WEEKS ENDED
                                                    ----------------------------------
                                                    FEBRUARY 26,          FEBRUARY 27,
                                                        2000                  1999
                                                    ------------          ------------
Net sales...................................        $207,730,081          $156,579,447
Cost of sales...............................         120,366,759            90,066,953
                                                    ------------          ------------
      Gross profit..........................          87,363,322            66,512,494
Operating expenses:
    Selling and distribution................          46,188,764            32,767,639
    Marketing, advertising and promotion....          16,252,245            16,098,846
    General and administrative..............           8,224,620             6,279,620
    Restructure cost recoveries.............                  --              (393,477)
    Provision for doubtful accounts.........             503,143               395,501
    Amortization of intangibles.............           1,046,168               948,098
                                                    ------------          ------------
      Total operating expenses..............          72,214,940            56,096,227
                                                    ------------          ------------
      Earnings from operations..............          15,148,382            10,416,267

Interest income.............................             (96,952)             (166,636)
Interest and debt expense...................           1,935,192               794,789
Other income................................          (3,511,627)           (3,155,559)
                                                    -------------         ------------

      Earnings before taxes.................          16,821,769            12,943,673

Income tax expense..........................           5,719,401             4,659,722
Minority share of income....................             788,807               377,407
                                                    ------------          ------------
Net Earnings................................          10,313,561             7,906,544

Other comprehensive income (expense), net of tax:
     Foreign currency translation adjustments             22,095                11,299
                                                    ------------          ------------

Comprehensive income........................        $ 10,335,656          $  7,917,843
                                                    ============          ============
Earnings per share information:
Basic:
Weighted average shares.....................          13,561,273            13,307,446

Net earnings per share......................        $       0.76         $        0.59
                                                    ============         =============
Diluted:
Weighted average shares.....................          14,368,894            13,640,473

Net earnings per share......................        $       0.72         $        0.58
                                                    ============         =============



      See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         THIRTY-NINE WEEKS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27,1999
                                   (unaudited)

                                                                    FEBRUARY 26,    FEBRUARY 27,
                                                                        2000          1999
                                                                   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ....................................................   $ 10,313,561    $  7,906,544
Adjustments to reconcile net earnings to net cash
used in operating activities:
  Depreciation and amortization .................................      4,418,844       3,705,295
  Restructure cost recoveries ...................................           --          (393,477)
  Net gain on sale of equipment .................................        149,701         (49,358)
  Minority share of income ......................................        788,807         377,407
  Provision for losses on accounts receivable and sales returns .        503,143         395,501
  Changes in assets and liabilities, net of effects of business acquisition
    Accounts receivable .........................................    (17,674,433)    (14,188,249)
    Inventories .................................................     (8,206,228)     (6,566,505)
    Deferred income taxes .......................................       (547,400)        (42,839)
    Prepaid expenses ............................................        540,673      (1,153,190)
    Other assets ................................................     (1,004,598)       (301,050)
    Accounts payable ............................................     (2,525,927)     (2,756,038)
    Accrued payroll and related expenses ........................      1,754,459        (713,708)
    Restructuring costs .........................................       (522,270)     (4,967,674)
    Income taxes payable ........................................      4,398,181       2,657,058
                                                                    ------------    ------------
       Net cash used in operating activities ....................     (7,613,487)    (16,090,283)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ......................    (10,599,519)     (4,386,106)
Investments in other companies, net of cash received ............         52,193        (219,900)
Proceeds from sale of property, plant and equipment .............         12,255         840,093
                                                                    ------------    ------------
       Net cash used in investing activities ...................     (10,535,071)     (3,765,913)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings .............................     14,697,824       6,252,492
Payments on capital lease obligations ...........................       (165,933)       (163,374)
Proceeds from long term debt ....................................      4,279,446       5,317,492
Consolidated subsidiary dividends paid to minority shareholders .       (527,606)       (413,548)
Proceeds from issuance of common stock ..........................        733,977       1,219,025
Payment for repurchase of common stock ..........................           --        (3,959,793)
                                                                    ------------    ------------
       Net cash provided by financing activities ................     19,017,708       8,252,294
       Effect of exchange rate changes on cash ..................         33,479          17,654
                                                                    ------------    ------------
       Net increase (decrease) in cash and cash equivalents .....        902,629     (11,586,248)
Cash, beginning of period .......................................      7,777,192      16,779,528
                                                                    ------------    ------------
Cash, end of period .............................................   $  8,679,821    $  5,193,280
                                                                    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest ....................................................   $    995,015    $    426,058
    Income taxes ................................................   $  1,639,670    $  1,372,398

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in investment in consolidated subsidiary
    Fair value of net assets acquired ...........................   $    145,967    $    121,181
    Stock issued ................................................   $  1,273,339    $    926,342
Business Acquisition
  Common stock issued for business acquisition ..................   $       --      $  1,999,380
  Note payable issued for business acquisition ..................   $       --      $  1,483,479
  Fair value of net liabilities assumed, excluding cash received.   $       --      $  1,144,044



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

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.   Inventories are comprised of the following:


                                       FEBRUARY 26,     MAY 31,
                                          2000            1999
                                       -----------    ------------
Work-in-process                        $   213,720    $    138,004
Finished goods                          45,959,801      37,568,147
Less: valuation allowance                 (930,971)       (681,598)
                                       ------------   ------------
                                       $45,242,550    $ 37,024,553
                                       ===========    ============

3. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the thirteen-week and thirty-nine week periods ended February 26, 2000, and February 27, 1999, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

     The reconciliations of basic to diluted weighted average shares are as follows:


                                           THIRTEEN WEEKS ENDED                        THIRTY-NINE WEEKS ENDED
                                    ---------------------------------            ---------------------------------
                                    FEBRUARY 26,          FEBRUARY 27,           FEBRUARY 26,          FEBRUARY 27,
                                        2000                  1999                   2000                  1999
                                    ------------          -----------            -----------           -----------
Net earnings                        $ 1,712,131           $   635,712            $10,313,561           $ 7,906,544
                                    ===========           ===========            ===========           ===========
Weighted average shares
 used in basic computation           13,659,936            13,307,388             13,561,273            13,307,446

Dilutive stock options                  965,689               345,934                807,621               333,027
                                    -----------           -----------            -----------           -----------
Weighted average shares
 used for dilutive computation       14,625,625            13,653,322             14,368,894            13,640,473
                                    ===========           ===========            ===========           ===========


4. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

5. In Q4 Fiscal 1998, the Company provided $8,212,000 for restructuring related to the closure of the Vista Facility and the restructuring of its European operations. The estimated provision includes approximately $2,949,000 for terminated international agreements and related costs, $2,184,000 for estimated loss on sale of plant equipment, $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the plant and prepare the site for a new tenant.

     The following table outlines the beginning balance of, and expenditures and adjustments to, the restructuring accrual during the third quarter of Fiscal 2000 ("Q3 Fiscal 2000"):

                                      NOVEMBER 28, 1999                                FEBRUARY 26, 2000
                                           BALANCE           CASH         NON-CASH          BALANCE
                                      -----------------    ----------     --------     -----------------
European Restructuring:
Termination of international               $627,617        $  419,746     $     --         $ 207,871
distributors
U.S.Restructuring:
Plant closure costs                             --                --            --               --
                                           --------        ----------     --------         ---------
Total Restructuring Cost                   $627,617        $  419,746     $    --          $ 207,871
                                           ========        ==========     ========         =========

     During Q3 Fiscal 2000, the Company incurred cash expenditures of $419,746 related to the termination of two of the Company's international distributors in Europe. Such expenditures were funded out of operations. The Company did not incur any cash expenditures related to the closure of the Vista Facility during Q3 Fiscal 2000.

6. The Company's operations are classified into three reportable segments: retail, wholesale and international. The Company evaluates performance based on segment revenues and consolidated operating income. The Company's reportable segments have distinct sales channels. Revenues for each business segment are summarized as follows:


                                  THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                            ---------------------------------       -------------------------------
                            FEBRUARY 26,        FEBRUARY 27,        FEBRUARY 26,       FEBRUARY 27,
                                2000                1999                2000               1999
                            ------------        -------------       ------------       ------------
 Retail                      $20,693,000         $16,226,000        $ 57,738,000       $ 45,377,000
 Wholesale                    23,484,000          16,497,000          81,878,000         71,791,000
 International                23,580,000          12,794,000          68,115,000         39,411,000
                             -----------         -----------        ------------       ------------
                             $67,757,000         $45,517,000        $207,731,000       $156,579,000
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

     The Company is a leading branded lifestyle company which targets 10-24 year-old consumers through the sponsorship of Core Sports,(TM) such as skateboarding, snowboarding, surfing and wakeboarding, and major entertainment events and venues, such as the VANS Triple Crown(TM) Series, the VANS Warped Tour,(TM) the VANS World Amateur Skateboarding Championships, the world's largest VANS skateparks, and the VANS High Cascade Snowboard Camp,(TM) located at the base of Mt. Hood. The Company was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes. The Company is incorporated in Delaware.

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

     The Company has also established a subsidiary in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), a subsidiary in Argentina, Vans Argentina S.A. ("Vans Argentina"), a subsidiary in Brazil, Vans Brazil S.A., ("Vans Brazil"), a subsidiary in Uruguay, Vans Uruguay, S.A. ("Vans Uruguay"), a subsidiary in Hong Kong, Vans Far East Limited ("VFEL") through which the Company conducts its foreign sales operations, and a subsidiary in England, Vans Footwear Limited ("VFL"). The Company also co-owns two joint venture subsidiaries, Van Pac LLC and VASH, LLC, with Pacific Sunwear of California, Inc. and Sunglass Hut International, Inc. respectively. The results of these subsidiaries are also consolidated in the Company's financial statements.

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

     The closure of the Vista Facility has resulted in the following benefits to the Company: (i) decreased cost of goods for product produced at the Vista Facility versus foreign-sourced product; (ii) the elimination of variances in the manufacturing cost-per-unit which resulted from increases and decreases in production levels at the Vista Facility; and (iii) increased management focus on marketing and distribution rather than Facility management and cost accounting. The European Conversion has enabled the Company to recognize the sales and income previously recognized by the distributors, and the Company believes that the establishment of a Company-owned European operational structure should enable it to more efficiently coordinate its sales and marketing efforts and control its distribution. The Company has experienced increased operating expenses in connection with the European Conversion, as discussed below.

     The Company incurred an infrequent restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings were incurred in Fiscal 1999. See Note 5 to Notes to the Company's Condensed Consolidated Financial Statements. The Vista Facility was closed on August 6, 1998.

RESULTS OF OPERATIONS

     QUARTERLY PERIOD ENDED FEBRUARY 26, 2000 ("Q3 FISCAL 2000") AS COMPARED TO QUARTERLY PERIOD ENDED FEBRUARY 27, 1999 ("Q3 FISCAL 1999")

Net Sales

     Net sales for Q3 Fiscal 2000 increased 48.9% to $67,757,000 from $45,517,000 for Q3 Fiscal 1999. The sales increase was driven by increased sales through each of the Company's sales channels, as discussed below.

     Total U.S. sales, including sales through the Company's U.S. retail stores, increased 35.0% to $44,177,000 for Q3 Fiscal 2000 from $32,723,000 for Q3 Fiscal 1999. Total international sales, including sales through the Company's five European stores, increased 84.3% to $23,580,000 for Q3 Fiscal 2000, as compared to $12,794,000 for Q3 Fiscal 1999.

     The increase in total U.S. sales resulted from (i) a 42.4% increase in domestic wholesale sales, and (ii) a 27.5% increase in sales through the Company's U.S. retail stores. The increase in wholesale sales was primarily due to increased penetration of existing accounts. The increase in U.S. retail store sales was driven by sales from (i) a net 20 new stores versus a year ago, and
(ii) a 5.7% increase in comparable store sales (which excludes revenue from skate sessions at the Company's skateparks). The increase in international sales through VFEL was primarily due to a significant increase in sales to Germany and France.

     Gross Profit

     Gross profit increased 48.8% to $27,577,000 in Q3 Fiscal 2000 from $18,529,000 in Q3 Fiscal 1999. The increase in gross profit was primarily due to the increase in sales discussed above. As a percentage of net sales, gross profit was even year-over-year at 40.7%.

Earnings from Operations

     The Company had earnings from operations of $2,350,000 in Q3 Fiscal 2000 versus a loss of $191,000 in Q3 Fiscal 1999. Operating expenses in Q3 Fiscal 2000 increased 34.8% to $25,227,000 from $18,719,000 in Q3 Fiscal 1999, due to the increases in selling and distribution and general and administrative expenses discussed below. As a percentage of sales, operating expenses decreased from 41.1% to 37.2% on a year-to-year basis.

     Selling and distribution. Selling and distribution expenses increased 42.6% to $16,833,000 in Q3 Fiscal 2000 from $11,801,000 in Q3 Fiscal 1999, primarily due to: (i) operating costs related to the European Conversion, which was not yet fully implemented in Q3 Fiscal 1999; (ii) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 22 new stores worldwide; and (iii) increased sales commissions due to the increase in wholesale sales discussed above.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 2.7% to $5,050,000 in Q3 Fiscal 2000 from $5,187,000 in Q3 Fiscal 1999. The net decrease in marketing, advertising and promotion expenses was the result of increased third party sponsorship of the Company's major entertainment events and venues, partially offset by increased costs associated with new events included in the VANS Triple Crown(TM) Series.

     General and administrative. General and administrative expenses increased 73.7% to $2,812,000 in Q3 Fiscal 2000 from $1,619,000 in Q3 Fiscal 1999, primarily due to: (i) operating costs related to the European Conversion, which was not yet fully implemented Q3 Fiscal 1999; (ii) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (iii) the inclusion of operating costs related to High Cascade which were not included in the Q3 Fiscal 1999 Condensed Consolidated Financial Statements because High Cascade was not yet owned by the Company; and (iv) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights.

     Provision for doubtful accounts. The amount that was provided for bad debt expense in Q3 Fiscal 2000 decreased to $157,000 from $167,500 in Q3 Fiscal 1999, primarily due to improvements in the management of past due accounts.

     Amortization of intangibles. Amortization of intangibles increased to $376,000 for Q3 Fiscal 2000 from $338,000 in Q3 Fiscal 1999, primarily due to the increase in goodwill related to the acquisition of an additional 10% of Global's common shares. See "--General."

Interest Income

     Interest income declined to $14,000 in Q3 Fiscal 2000 versus $41,000 in Q3 Fiscal 1999 due to increased utilization of the Company's cash to fund its sales growth. The Company had no investment accounts at February 26, 2000.

Interest and Debt Expense

     Interest and debt expense increased to $757,000 for Q3 Fiscal 2000 from $517,000 in Q3 Fiscal 1999, primarily due to increased borrowings under the Company's credit facility to support its sales growth. See "--Liquidity and Capital Resources, Borrowings."

Other Income

     Other income primarily consists of royalty payments from the licensing of the Company's trademarks to its distributor for Japan. Other income decreased to $1,065,000 for Q3 Fiscal 2000 from $1,591,000 for Q3 Fiscal 1999, primarily due to decreases in royalties received from such distributor.

Income Tax Expense

     Income tax expense increased to $908,000 in Q3 Fiscal 2000 from $333,000 in Q3 Fiscal 1999 as a result of the increase in earnings discussed above. The effective tax rate decreased from 36.0% in Q3 Fiscal 1999 to 34.0% in Q3 Fiscal 2000 primarily due to the tax benefit derived from the operation of VFEL.

Minority Share of Income

     The Company had a minority share of income of $51,000 in Q3 Fiscal 2000 versus a loss of $44,000 for Q3 Fiscal 1999, primarily due the addition of the Van Pac LLC joint venture, which did not exist in the same period of the prior year, and increased earnings of Vans Latinoamericana. See "--General."

THIRTY-NINE WEEK PERIOD ENDED FEBRUARY 26, 2000 ("FISCAL 2000 NINE MONTHS") AS COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED FEBRUARY 27, 1999 ("FISCAL 1999 NINE MONTHS")

Net Sales

     Net Sales for the Fiscal 2000 Nine Months increased 32.7% to $207,731,000, compared to $156,579,000 for the same period in Fiscal 1999. The sales increase was driven by increased sales through all of the Company's sales channels, as discussed below.

     Total U.S. sales, including sales through the Company's U.S. retail stores, increased 19.2% to $139,616,000 for the Fiscal 2000 Nine Months from $117,168,000 for the same period a year ago. Total international sales increased 72.8% to $68,115,000 for the Fiscal 2000 Nine Months, as compared to $39,411,000 for the same period a year ago.

     The increase in total U.S. sales resulted from (i) a 14.1% increase in domestic wholesale sales as the Company increased penetration of existing accounts, and (ii) a 27.2% increase in sales through the Company's U.S. retail stores. The increase in U.S. retail store sales was driven by sales from a net 20 new stores versus a year ago, and an 8.4% increase in comparable store sales. The increase in international sales through VFEL was primarily due to a $19.0 million increase in sales in Europe in connection with the European Conversion and increased sales to Pacific Rim countries (primarily Japan), Central and South American countries, and Canada.

Gross Profit

     Gross profit increased 31.3% to $87,363,000 in the Fiscal 2000 Nine Months from $66,512,000 in the same period of Fiscal 1999. As a percentage of net sales, gross profit was essentially even year-over-year.

Earnings From Operations

     Earnings from operations increased 45.4% to $15,148,000 in the Fiscal 2000 Nine Months from $10,416,000 in the same period of Fiscal 1999. Operating expenses in the Fiscal 2000 Nine Months increased 28.7% to $72,215,000 from $56,096,000 in the same period a year ago, primarily due to the increases in selling and distribution and general and administrative expenses discussed below. As a percentage of sales, operating expenses decreased from 35.8% to 34.8% on a year-to-year basis as a result of the Company's ability to leverage its existing infrastructure to support the increase in sales.

     Selling and distribution. Selling and distribution expenses increased 41.0% to $46,189,000 in the Fiscal 2000 Nine Months from $32,768,000 in the same period a year ago, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 22 new stores worldwide; (ii) operating expenses related to the European Conversion, which was not yet fully implemented in the Fiscal 1999 Nine Months; and (iii) costs required to support the Company's U.S. sales growth.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased slightly to $16,252,000 in the Fiscal 2000 Nine Months from $16,099,000 in the same period a year ago, primarily due to: (i) increased direct advertising and promotional expense in Europe resulting from the European Conversion; (ii) higher print and television advertising expenditures related to the back-to-school selling season; and (iii) increased costs associated with new events included in the VANS Triple Crown(TM) Series, partially offset by increased third party sponsorship of the Series.

     General and administrative. General and administrative expenses increased 31.0% to $8,225,000 in the Fiscal 2000 Nine Months from $6,280,000 in the same period a year ago, primarily due to: (i) operating costs related to the European Conversion, which was not yet fully implemented in the Fiscal 1999 Nine Months;
(ii) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (iii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights; and (iv) the inclusion of operating costs related to High Cascade which were not included in the Fiscal 1999 Nine Months because High Cascade was not yet owned by the Company.

     Provision for doubtful accounts. The amount that was provided for bad debt expense in the Fiscal 2000 Nine Months increased to $503,000 from $396,000 in the same period a year ago due to an increase in the general allowance for doubtful accounts to correspond to the increase in accounts receivable which resulted from higher sales.

     Amortization of intangibles. Amortization of intangibles increased to $1,046,000 for the Fiscal 2000 Nine Months from $948,000 for the same period a year ago, primarily due to the increase in goodwill associated with the Switch Merger and the acquisition of an additional 10% of Global's common shares. See "--General."

Interest Income

     Interest income decreased to $97,000 during the Fiscal 2000 Nine Months from $167,000 in the same period of the prior year because of the Company's increased utilization of cash to fund its sales growth. The Company had no investment accounts at February 26, 2000.

Interest And Debt Expense

     Interest and debt expense increased to $1,935,000 for the Fiscal 2000 Nine Months from $795,000 in the same period a year ago for the same reasons discussed under the caption "--Interest and Debt Expense" for Q3 Fiscal 2000.

Other Income

     Other income increased 11.3% to $3,512,000 for the Fiscal 2000 Nine Months from $3,156,000 for the same period a year ago, primarily due to an increase in royalty income from the Company's distributor for Japan.

Income Tax Expense

     Income tax expense increased to $5,719,000 in the Fiscal 2000 Nine Months from $4,660,000 in the same period in Fiscal 1999 as a result of the higher earnings discussed above. The effective tax rate decreased from 36.0% in the Fiscal 1999 Nine Months to 34.0% in the Fiscal 2000 Nine Months for the same reasons discussed under the caption "--Income Tax Expense" for Q3 Fiscal 2000.

Minority Share Of Income

     Minority share of income increased to $789,000 for the Fiscal 2000 Nine Months from $377,000 for the same period a year ago, primarily due to: (i) increased earnings of Vans Latinoamericana; (ii) increased earnings of Global, partially offset by the decrease in the minority ownership of Global; and (iii) the addition of the Van Pac LLC joint venture which did not exist in the same period of the prior year. See "--General."

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows

     The Company finances its operations with a combination of cash flows from operations and borrowings under a credit facility. See "--Borrowings" below.

     The Company experienced an outflow of cash from operating activities of $7,613,000 during the Fiscal 2000 Nine Months, compared to an outflow of $16,090,000 for the Fiscal 1999 Nine Months. Cash used by operations for the Fiscal 2000 Nine Months primarily resulted from: (i) an increase in net accounts receivable to $47,227,000 at February 26, 2000, from $30,056,000 at May 31,
1999, as described below; (ii) an increase in net inventory to $45,243,000 at February 26, 2000, from $37,025,000 at May 31, 1999, as described below; (iii) an increase in other assets; and (iv) a decrease in accounts payable. Cash outflows from operations for the Fiscal 2000 Nine Months were partially offset by the Company's earnings, the add-back for depreciation and amortization, and the increase in income taxes payable and accrued payroll and related expenses. Cash outflows from operations in the Fiscal 1999 Nine Months primarily resulted from increases in accounts receivable and inventories and a decrease in the Restructuring Costs accrual.

     The Company had a net cash outflow from investing activities of $10,535,000 in the Fiscal 2000 Nine Months, compared to a net cash outflow of $3,766,000 in the Fiscal 1999 Nine Months. The Fiscal 2000 Nine Months outflows were primarily due to capital expenditures related to new retail store openings and skateparks. Cash used in investing activities for the Fiscal 1999 Nine Months was primarily related to new retail store openings, tenant improvements at the Company's corporate offices in Santa Fe Springs, California, and investments in other companies, offset by proceeds from the sale of assets in connection with the closing of the Vista Facility.

     The Company had a net cash inflow from financing activities of $19,018,000 for the Fiscal 2000 Nine Months, compared to a net cash inflow of $8,252,000 for the Fiscal 1999 Nine Months, primarily due to short-term borrowings under the Company's credit facility and long-term debt incurred by the Company and the Company's South American subsidiaries. See "--Borrowings" below. Cash provided by financing activities in the Fiscal 1999 Nine Months was related to proceeds from short-term borrowings under the Company's former bank revolving line of credit, and proceeds from long-term debt incurred by Vans Latinoamericana, partially offset by the repurchase of $3,960,000 of common stock pursuant to the Company's stock repurchase program.

     Accounts receivable, net of allowance for doubtful accounts, increased from $30,056,000 at May 31, 1999, to $47,227,000 at February 26, 2000, primarily due to: (i) an increase in the Company's domestic accounts receivable due to the increase in sales discussed above; and (ii) the inclusion of accounts receivable for sales in Europe due to the European Conversion, which was not yet fully implemented in the Fiscal 1999 Nine Months. Inventories increased to $45,243,000 at February 26, 2000, from $37,025,000 at May 31, 1999, primarily due to: (i) increased inventory held at the Company's distribution center in Holland (established in connection with the European Conversion); (ii) increased inventory held by the Company's South American subsidiaries; and (iii) an increased number of finished goods held for sale at the Company's retail stores to support the net addition of 22 new stores worldwide and increased sales.

     Borrowings

     In July 1999, the Company obtained a $63.5 million unsecured credit facility (the "Credit Facility") pursuant to a credit agreement (the "Credit Agreement") with several lenders (the "Lenders"). The Credit Facility permits the Company to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases.

     Of the $63.5 million amount of the Credit Facility, $53.0 million is in the form of an unsecured revolving line of credit (the "Revolver"), and $10.5 million is in the form of an unsecured term loan (the "Term Loan"). The Revolver expires on October 31, 2002. The Company has the option to pay interest on Revolver advances at a rate equal to either (i) LIBOR, or (ii) a base rate plus a margin which will be based on the Company's ratio of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement.

     Of the $10.5 million Term Loan: (i) approximately $5.0 million was disbursed at the closing of the Credit Facility to replace a portion of the Company's former credit facility used for the Company's stock repurchase program, which was completed in Fiscal 1999; (ii) approximately $3.0 million was disbursed in Q2 Fiscal 2000 for capital expenditures; and (iii) the remaining portion must be disbursed on or before January 31, 2001, or it will expire. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at LIBOR for advances of one, two, three or six months, or a base rate for U.S. dollar advances. The Company has reached an agreement-in-principle with the Lenders to increase the Credit Facility to $78.0 million, but such agreement is subject to the execution and delivery of definitive documentation.

     Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders. At February 26, 2000, the Company had drawn down and/or borrowed $30,534,000 under the Credit Facility and was in compliance with all financial and other convenants under the Credit Agreement.

     Vans Latinoamericana and Vans Argentina maintain notes payable to Tavistock Holdings A.G., a 49.99% owner of such companies ("Tavistock"). The loans by Tavistock were made pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana and Vans Argentina. At February 26, 2000, the aggregate outstanding balance under the notes was $3,609,000.

     Current Cash Position

     The Company's cash position was $8,680,000 at February 26, 2000, compared to $7,777,000 at May 31, 1999. The Company believes that cash generated from operations, coupled with the Credit Facility, should be sufficient to meet its cash requirements for the next 12 months.*

     Capital Resources

     As of February 26, 2000, the Company's material commitments for capital expenditures were primarily related to the opening and remodeling of retail stores and the opening of skateparks. In the remainder of Fiscal 2000, the Company plans to open approximately two new factory outlet retail stores, three full-price stores, and remodel five existing stores. The Company estimates the aggregate cost of all of these new stores and remodels to be between $1.5 million and $2.5 million.

     The Company currently intends to open two additional skateparks in Fiscal 2000 and estimates the aggregate cost of its portion of these projects to be approximately $500,000, since the landlords for these skateparks have agreed to pay substantially all of the capital costs associated with the construction of the parks.

     The Company intends to utilize cash generated from operations and funds drawn down and/or borrowed under the Credit Facility to fulfill its capital expenditure requirements for the balance of Fiscal 2000.

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




--------
* Note: This is a forward-looking statement. The Company's actual cash requirements could differ materially. Important factors that could cause the Company's need for additional capital to change include: (i) the Company's rate of growth; (ii) the number of new VANS Triple Crown(TM) stores the Company decides to open; (iii) the number of new skateparks the Company decides to open which must be financed in whole, or in part, by the Company; (iv) the Company's product mix between footwear and snowboard boots; (v) the Company's ability to effectively manage its inventory levels; (vi) timing differences in payment for the Company's foreign-sourced product; (vii) the increased utilization of letters of credit for purchases of foreign-sourced product; and (viii) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Revolver bears interest at a rate equal to either (i) LIBOR, or (ii) a base rate plus a margin which will be based on the Company's rate of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." The Company does not use derivative financial instruments to hedge its interest rate risks.



----------
* Note: This is a forward-looking statement regarding the currencies in which the Company does business. The Company's actual results regarding the Euro Conversion could differ materially if the Company begins to accept currencies other than the U.S. dollar.

     Foreign Currency Risk

     The Company operates its business and sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although the Company has most of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve Japan and Europe. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to twelve months. As of February 26, 2000, the Company had no outstanding foreign exchange forward contracts.

                                     PART II

                                OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

     Mark A. Raines; Gregory A. Deeney; Preston Binding Company vs. Switch Manufacturing (Civil Action No. C96-2648-DLJ, District Court of Northern California). During Q3 Fiscal 2000, the parties settled and dismissed all claims and counterclaims in this matter with prejudice and without any liability to any party.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1 Employment Agreement of Gary H. Schoenfeld, dated as of August 16, 1999, superseding previous agreement

10.2    Employment Agreement of Charles A. Ponthier, dated January 20, 2000

10.3    Employment Agreement of Mark Smith, dated January 20, 2000

27      Financial Data Schedule

(b)     Reports on 8-K.

The Company did not file any reports on Form 8-K during the quarterly period ended February 26, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VANS, INC.
                                (Registrant)


Date: April 11, 2000            By: /s/   Gary H. Schoenfeld
                                    --------------------------------------------
                                    GARY H. SCHOENFELD
                                    President and Chief Executive Officer


Date: April 11, 2000            By: /s/   Kyle B. Wescoat
                                    --------------------------------------------
                                    KYLE B. WESCOAT
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBITS
     --------
       10.1 Employment Agreement of Gary H. Schoenfeld, dated as of August 16, 1999, superseding previous agreement

       10.2         Employment Agreement of Charles A. Ponthier, dated
                    January 20, 2000

       10.3         Employment Agreement of Mark Smith, dated January 20, 2000

       27           Financial Data Schedule