Form 10-K
period 2000-05-31
VANS INC
filed 2000-08-29
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[XX] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

        For the fiscal year ended May 31, 2000, or

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

The approximate aggregate market value of the Common Stock held by non-affiliates of registrant (computed based on the closing sales price of the Common Stock, as reported on the NASDAQ Stock Market on August 25, 2000), was $206,524,925.

The number of shares of registrant's Common Stock outstanding at August 25, 2000, was 13,854,157.

                      Documents Incorporated By Reference:

Portions of registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report, and certain exhibits are incorporated by reference into Part IV of this report.


                                      (ii)

                                   VANS, INC.

                                    FORM 10-K

                     For the Fiscal Year Ended May 31, 2000

                                TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
Part I

        Item  1. Business.....................................................     1
        Item  2. Properties...................................................    14
        Item  3. Legal Proceedings............................................    15
        Item  4. Submission of Matters to a Vote of Security Holders..........    15

Part II

        Item  5. Market for Registrant's Common Equity and Related
                      Stockholder Matters.....................................    15
        Item  6. Selected Financial Data......................................    16
        Item  7. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........    17
        Item 7A. Quantitative and Qualitative Disclosures About Market
                      Risk....................................................    24
        Item  8. Financial Statements and Supplementary Data..................    25
        Item  9. Changes in and Disagreements With Accountants
                      on Accounting and Financial  Disclosure.................    43

Part III

        Item 10. Directors and Executive Officers of the Registrant...........    43
        Item 11. Executive Compensation.......................................    43
        Item 12. Security Ownership of Certain Beneficial
                      Owners and Management...................................    43
        Item 13. Certain Relationships and Related Transactions...............    43

Part IV

        Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.................................................    43


                                     (iii)

ITEM 1. BUSINESS

GENERAL

        Vans, Inc. (the "Company") is a leading branded sports and lifestyle company which targets 10-24 year-old consumers through the sponsorship of Core Sports,(TM) which consist of alternative and enthusiast sports such as skateboarding, snowboarding, surfing, wakeboarding, BMX, freestyle motocross and supercross, and through major entertainment events and venues, such as the VANS Triple Crown(TM) Series, the VANS Warped Tour,(TM) the VANS World Amateur Skateboarding Championships, the world's largest VANS skateparks, and the High Cascade Snowboard Camp, (TM) located at Mt. Hood. The Company operates 137 retail stores in the U.S. and Europe (as of August 25, 2000), and designs, markets and distributes active-casual footwear, clothing and accessories, performance footwear for Core Sports, (TM) snowboard boots, step-in snowboard boot bindings, and outerwear worldwide. The Company was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes. The Company is incorporated in Delaware.

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

        CORE SPORTS(TM) AND ENTERTAINMENT AND EVENT SPONSORSHIPS

        The Company's marketing and promotion strategy includes the ownership and sponsorship of Core Sports(TM) and various entertainment events. The Company owns and/or sponsors numerous events collectively known as the "VANS Triple Crown(TM) Series." These events feature top athletes competing in sanctioned contests at venues around the world. Currently, the VANS Triple Crown(TM) Series is comprised of the VANS Triple Crown of Skateboarding(R) (owned by the Company); the VANS Triple Crown of Surfing(R) (owned by the Company); the VANS Triple Crown of Snowboarding(R) (owned by the Company); the VANS Triple Crown of Wakeboarding(R) (events owned by World Sports and Marketing; Series name owned by the Company); the VANS Triple Crown of Freestyle Motocross(TM) (events owned by Pace Motor Sports; Series name owned by the Company); the VANS Triple Crown of Supercross(TM) (events owned by Pace Motor Sports; Series name co-owned by the Company and Pace Motor Sports); and the VANS Triple Crown of BMX(TM) (owned by the Company). The VANS Triple Crown(TM) Series is televised around the world by ESPN and its international affiliates.

        The Company also sponsors other Core Sports(TM) contests, events and leagues, such as the Mt. Baker Banked Slalom, the National Bike League and the American Bike Association, and owns the High Cascade Snowboard Camp,(TM) the leading summer snowboarding camp in the world ("HCSC"). HCSC is located at the base of Mt. Hood in Oregon and capitalizes on the fact that no other location in North America offers snow conditions year-round. Participants in the seven and ten day camp sessions enjoy state-of-the-art snowboarding facilities on the mountain and receive instruction from top snowboard coaches. When not snowboarding, campers use HCSC's other recreational facilities and have the opportunity to go wakeboarding and skateboarding.

        The Company is also the exclusive title sponsor and a part-owner of the VANS Warped Tour.(TM) This traveling music/sports tour visits top young adult markets throughout the world. The 1999 Tour visited 33 U.S. and Canadian markets and 13 cities in Europe, and appeared before approximately 630,000 people. The Tour is an affordable daytime lifestyle, music and sports festival for teenagers and young adults, with skateboarding, and biking demonstrations, retailer booths, video games, prize giveaways and performances by top alternative bands. It also features an amateur skateboarding competition in selected locations, with the winners being invited to participate at the VANS World Amateur Skateboarding Championships. The Tour is promoted through local radio, print, poster and flyer distribution, supplemented by national promotion via television, print and the Internet. The 2000 Tour traveled to 39 cities in North America and featured such popular bands as Green Day, the Mighty Mighty Bosstones, and the Long Beach Dub All Stars. In June 2000, the owners of the Tour, including the Company, entered into an agreement to sell the Tour to Launch Media, Inc., a media company dedicated to creating the premier Internet music site ("Launch"), for a combination of cash and Launch common stock. The transaction is subject to closing.

        Additionally, from time to time the Company sponsors other musical tours, such as the "Punk-O-Rama" tour (organized by Epitaph Records), and the "Californopia 2000" tour (organized by the College Entertainment Network).

        ATHLETE ENDORSEMENTS

        The Company sponsors over 200 of the world's top male and female athletes in numerous Core Sports(TM) including skateboarding, snowboarding, surfing, wakeboarding, street luge, freestyle motocross, supercross, BMX and mountain biking. The Company's sponsored athletes aid in the design of the Company's products, make promotional appearances, wear the Company's products exclusively and increase overall consumer awareness of the VANS brand. The Company supports its sports marketing with print and television advertising and the distribution of approximately one million posters per year, all featuring its sponsored athletes.

        ENTERTAINMENT PROPERTIES

        From time to time, the Company finances selected entertainment properties which the Company believes enhances the VANS brand. In that regard, in Fiscal 2000, the Company provided financing for a filmed documentary on the history of modern skateboarding entitled "Dogtown and the Z Boys - A History of Modern Skateboarding." The Company owns the copyright to this film and expects it to be completed in the Fall of 2000 and distributed in the Spring of 2001. The Company is also providing financing for an animated series entitled "The Loonatic" which chronicles the adventures of a free-spirited, innocent youth and his companions. The Company anticipates that the pilot for this series will be completed in 2001.

        PRINT AND TELEVISION ADVERTISEMENTS

        The VANS Core Sports(TM) image is enhanced by print and television advertising campaigns which depict youthful, contemporary lifestyles and attitudes and are carried on networks such as MTV, Comedy Central, Fox Sports Net, EPSN, espn2, and ESPN International, and in magazines such as TransWorld SKATEboarding, Thrasher and TransWorld SNOWboarding. The Company promotes its lifestyle image through advertisements in a number of magazines that appeal to its target customer group, including Rolling Stone, Spin, Source, and Maxim. In addition, the Company selectively advertises in widely circulated fashion and lifestyle magazines, such as Teen People and Jump. The Company develops much of its advertising in-house, which the Company believes allows it to respond more quickly and with a greater degree of creative and cost control.

        THE INTERNET

        Vans.com. Since September 1995, the Company has marketed its products and image through its interactive home page on the World Wide Web (www.vans.com) to customers who directly access the Internet. The Website includes a product pictorial, photos, interviews, sound and video clips of bands who wear VANS products, profiles and interviews with members of the Company's sports teams, information on Company-sponsored events, and the Company's history.

        E-Commerce. Vans.com LLC, a Delaware limited liability company wholly-owned by the Company, offers VANS footwear, snowboard boots and bindings, apparel and sunglasses for sale over the Internet. This online store displays high quality digital product images in both medium-and large-size photographs with front and alternate views of the product. Shoppers can shop 24 hours a day, seven days a week, and, from time to time, purchase "internet-exclusive" product offerings which are based on customer requests. Purchases can be made with credit cards, and orders generally are shipped within three business days via UPS. Customers generally receive their orders three to five business days after shipment.

        MountainZone.com. In Fiscal 1997, the Company acquired a minority interest in The ZoneNetwork.com, Inc., a Seattle-based company ("Zone") which publishes "The Mountain Zone," a Website focusing on mountain-related events, including snowboarding and mountain biking. As part of the agreement, Zone provided the Company with the opportunity to market the VANS brand and VANS products on The Mountain Zone website. In February 2000, Zone was sold to Quokka Sports, Inc., a digital sports network that provides real-time coverage of sporting events for worldwide audiences, in a stock-for-stock transaction.

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

        PRODUCTS

        The Company produces a wide variety of casual, active-casual and performance footwear products and snowboard boots, all of which are designed to appeal to Core Sports(TM) enthusiasts seeking performance footwear and mainstream consumers seeking footwear that represents youth, individuality and independence. The average retail prices for the Company's footwear products range from $35 to $85 for casual and performance footwear, from $129 to $245 for strap-in snowboard boots, and $169 to $269 for step-in snowboard boots. The Company's clothing and accessories lines offer knit shirts, T-shirts, hats, pants, shorts and snowboard outerwear, bags, wallets and backpacks.

        The Company's footwear line is segmented into the following categories:

        Pro Series. This line includes the most technical skateboarding shoes and is built around five of the Company's pro riders. The line is primarily sold in independent skate and surf shops.

        Signature Series. This line includes technical skateboarding shoes which are endorsed by top athletes such as Steve Caballero, Willy Santos and Geoff Rowley, and are sold strategically across the Company's entire matrix of distribution.

        High Performance Skate. This line includes technical, performance-oriented skateboarding shoes which are mainly sold in athletic footwear and fashion/lifestyle stores.

        Prelims. This line includes skate and surf-influenced, non-technical casual canvas and leather shoes which are mainly sold to mass merchandisers.

        Classics. This line includes traditional vulcanized canvas and suede shoes which are sold through all retail levels.

        Outdoor. This line includes technical outdoor product for activities such as hiking and trail running, and is sold mainly to athletic footwear stores.

        MEN'S FOOTWEAR

        Pro Series, Signature Series and High Performance Skate Series. Throughout its 34-year history, the VANS brand has long been associated with skateboarding. The Company offers a variety of Pro Series, Signature Series and High Performance Skate Series shoes that are designed and developed for skateboarding, and that have specific features for the sport, such as grippy gum rubber outsoles, double or triple layers of suede or leather in the ollie area for extra durability, double or triple stitching for durability, and extra padded tongues and collars for comfort and support. During Fiscal 1998, the Company introduced the first-ever skate-specific technology in its skate shoes, the patented Impulse Technology(R) which helps to prevent heel bruising (one of the main injuries in skateboarding), and lengthens the life of heel cushioning. During Fiscal 1999, Impulse Technology(R) was upgraded to utilize improved cushioning and shock absorption material to provide more support for skateboarding, and the technology was expanded into a line of Impulse Technology(R) insoles.

        The Company's Signature Skate Series shoes are endorsed by some of the world's top skaters, such as Steve Caballero, Salman Agah, Omar Hassan, Geoff Rowley, John Cardiel and Willy Santos. The Company believes the identification of its shoes with top skaters helps to increase sales of its performance footwear. Signature Skate Series shoes include the Cab 6,(TM) Hassan III(TM) and Santos II.(TM)

        Prelims Series and Classics. The Company's Prelims Series includes a wide variety of casual suede, leather and canvas shoes with skate influence. The Classics include traditional vulcanized surf and skate-oriented footwear, as well as basic canvas styles. Some of the Company's Prelims Series shoes are the Tabloid(TM), the 72(TM), the Influence(TM), and the Graph(TM). The Classics include the Classic Slip-On, Authentic(TM), Old Skool(TM), SK8-Hi(TM), Wally(TM), and Disasters(TM).

        OUTDOOR

        The Company's outdoor product is designed to address the versatility of activities such as day hiking and trail running through technical designs, materials and construction. The line also includes technical snowboard boots and mountain biking and BMX shoes.

        WOMEN'S FOOTWEAR

        The Company's footwear products for women include skate-influenced casual shoes, as well as basic, classic deck shoes. Many of these products incorporate fundamental features of the Company's skate shoes with fashion-conscious detailing, colors and fabrics, such as suede, leather and canvas. The line includes vulcanized shoes, as well as cemented cup-soled shoes and sandals. Some of the Company's women's shoes include the Cara-Beth III(TM) (the third generation of the first women's signature skate shoe), the Perfection(TM), the Upland(TM), and the Resolve(TM).

        CHILDREN'S FOOTWEAR

        The Company offers a variety of boys' and youth's casual footwear that follow the direction of the men's Signature Series and Prelims Series, as well as Classics. These shoes include the Cab 6(TM), the Hassan III(TM), the Revert(TM), and the Bent(TM). The Company has also expanded its children's line to include young girl's shoes which follow the direction of the women's line, including the Radiant(TM), Essential(TM), and Refine(TM).

        SNOWBOARD BOOTS; STEP-IN BINDINGS

        For the 2000/2001 snowboard season, the Company has divided its snowboard boot line into two categories: (i) conventional strap-on boots, and
(ii) step-in boots which are designed to be compatible with the Switch Autolock(R) step-in binding system (see below). The Company's boots are endorsed by several world-class snowboarders, including Jamie Lynn, Tara Dakides, Daniel Franck (winner of a Silver Medal at the 1998 Winter Olympics), Temple Cummings, Kurt Wastell, and Axel Pauporte.

        In July 1998, the Company acquired Switch Manufacturing ("Switch"), maker of the Switch Autolock(R) step-in snowboard boot binding system, one of the leading step-in systems in the world (the "Autolock(R) System"). The Company, through Switch, licenses certain proprietary technology to boot manufacturers such as Northwave, Raichle and Heelside for use on their snowboard boots. Switch then sells compatible Autolock(R) Systems to dealers for resale with such boots. The Company's Switch-compatible boots are its most technically advanced and feature Crosslink(TM) technology, a three-position in-step strap which is integrated into the boot as a lateral flexing adjustable forward lean system, and "T-5" integrated bail technology. See Item 3. "Legal Proceedings" for a discussion of litigation with The Burton Corporation with respect to the T-5 technology. Certain Switch-compatible boots, known as "X-Type" boots, also feature an external high-back binding.

        In March 1999, Switch entered into a three-year agreement with Nike USA, Inc. whereby Nike agreed to exclusively utilize Switch's proprietary technology in connection with its new line of snowboard boots during the term of the agreement. The Company has also reached agreements with leading snowboard boot brands such as Northwave, Heelside and Drake for future expanded use of Switch technology in their products.

        APPAREL

        The Company's apparel division designs and produces lifestyle, skateboard and snowboarding apparel. The line includes T-shirts, hats, Polo shirts, woven shirts, fleece, walkshorts and pants which focus on the skateboard culture. The line also includes wallets and backpacks and is sold primarily to specialty surf shops as well as through the Company's own retail stores.

        The snowboard line includes technical outerwear, jackets and pants, sweaters, polyester fleece, T-shirts, hats, gloves and accessories. The line is endorsed by several professional snowboarders, including Daniel Franck and Jimmy Halopoff, and is primarily sold to snowboard specialty and sporting goods stores.

        In March 1999, the Company and Pacific Sunwear of California, Inc. ("Pac Sun") formed Van Pac, LLC, a Delaware limited liability company ("Van Pac"). Van Pac is 51% owned by the Company and 49% owned by Pac Sun. Pursuant to the terms of the Van Pac Limited Liability Company Agreement, Van Pac sells certain apparel and accessories to the Company and Pac Sun for distribution through their respective stores. Pac Sun provides product development, design, sourcing, quality control and inventory planning to Van Pac, and the Company contributes design services and has licensed the VANS and TRIPLE CROWN(TM) trademarks and logos to Van Pac for use on the licensed products in the United States.

        SUNGLASSES

        In April 1999, the Company and Sunglass Hut International, Inc. ("Sunglass Hut") formed VASH, LLC, a Delaware limited liability company ("VASH"). VASH is 51% owned by the Company and 49% owned by Sunglass Hut. Pursuant to the terms of the VASH Limited Liability Company Agreement, VASH sells sunglasses to the Company for distribution through its stores and to its wholesale customers and to Sunglass Hut for distribution through its stores. Sunglass Hut provides design, product development, sourcing, quality control and inventory planning to VASH, and the Company has licensed the VANS and TRIPLE CROWN(TM) trademarks and logos to VASH for use on the licensed products throughout the world, except Japan.

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

        RETAIL SALES

        General. The Company operates 137 retail stores (as of August 25, 2000). The Company's retail stores are divided into four store groups: conventional mall and freestanding stores; factory outlet stores; clearance stores; and VANS Triple Crown(TM) stores, which are theme stores focused on Core Sports(TM) the Company supports, such as skateboarding and surfing. The Company's retail stores carry a wide variety of the Company's footwear products, along with apparel and accessory items, most of which bear the VANS brand name and logo. The stores are an integral part of the Company's strategy for building the VANS brand, providing wide exposure to all of the Company's products and enabling the Company to stay close to the needs of its customers. The Company operates stores in 26 states, Guam, the United Kingdom, Austria and Spain.

        The standard Company retail store is approximately 1,400 to 2,700 square feet. A typical Company store is open seven days a week, for an average of eleven hours per day, and has two or three employees in the store during business hours. The Company sells factory seconds and discontinued shoes at discounted prices through 62 factory outlets (as of August 25, 2000). The Company opened seven factory outlets during Fiscal 2000. The Company continually works to upgrade the design and layout of its retail stores as part of its overall marketing plan and remodels older stores as its resources permit to further promote the VANS brand image. The Company also, as a matter of course, seeks to identify underperforming stores for possible closure. The Company closed two stores in Fiscal 2000.

        Skateparks. The Company operates a chain of the world's largest skateparks. Currently, the chain consists of five parks: Orange, California (opened in November 1998), Bakersfield, California (opened in August 1999), Ontario, California (opened in November 1999), Woodbridge, Virginia (opened in April 2000), and Milpitas, California (opened in June 2000). Each of the current parks is in excess of 45,000 square feet. The parks each feature world-class skateboarding facilities, with vertical ramps, mini-ramps, street courses and empty swimming pools suitable for skating. Each park features a retail store and a pro shop. The Ontario park also includes a 15,000 square foot BMX dirt racing course.

        The Company's strategy is to locate the parks in metropolitan areas with high concentrations of skateboarders, on a per capita basis, and, where possible, in large destination shopping centers where the landlords are willing to help finance the construction of the parks. The Company intends to continue to build its skatepark chain in the future through the opening of the following parks:

LOCATION                                 APPROXIMATE SIZE (Sq. ft)                       EXPECTED OPENING DATE
--------                                 -------------------------                       ---------------------
Houston, Texas                                    29,500                                     September 2000
Westminster, Colorado                45,000 indoor and 10,000 outdoor                        December 2000
Toronto, Canada                                   50,000                                       Fall 2001
Novi, Michigan                                    48,000                                       Fall 2001
Orlando, Florida                     45,000 indoor and 10,000 outdoor                        December 2001

        The Company also is in negotiations for several additional parks.

        DOMESTIC SALES

        The Company sells its products through approximately 3,000 active accounts, including Journeys, Pacific Sunwear, Venator Group, Inc. (which includes Foot Locker, Kids Foot Locker, Lady Foot Locker, and Champs Sporting Goods), Kohls, Mervyns, Famous Footwear, and Nordstrom. The Company also sells its products through independent retailers such as skateboard and surf shops to maintain its authenticity and to stay close to its core customers.

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

        INTERNATIONAL SALES

        The Company licenses the right to sell VANS products internationally to its Hong Kong subsidiary, Vans Far East Limited ("VFEL"), which in turn sells VANS products to customers through distributors and sales agents in approximately 90 foreign countries. VFEL's foreign customers include: Sports Check and Karlstadt in Germany; 3 Suisse, Le Redoute and Decathlon in France; J.D. Sports, Schuh and Sole Trader in the United Kingdom; and La Corte Ingles in Spain.

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

        In Fiscal 1997, the Company undertook a strategy to capture increased international sales and profit by commencing direct operations in selected countries. In connection with that strategy, the Company acquired 51% of the common shares of Global Accessories Limited, its distributor for the United Kingdom ("Global") in November 1996. The Company, in total, acquired an additional 29% of the shares of Global in Fiscal 1998, 1999 and 2000, and has reached an agreement with Global to acquire the remaining 20% of Global shares effective as of November 2, 2000. The Company has also formed jointly-owned subsidiaries with a third party to sell the Company's products in Mexico, Brazil, Argentina and Uruguay. Under these arrangements, the Company provides product and its footwear marketing expertise to the ventures, and the third party provides financial, advertising and operational support. See "--Certain Considerations - International Business Operations; Foreign Currency Fluctuations."

        Commencing in August 1998, VFEL began utilizing sales agents, instead of distributors, in certain key European countries. This strategy, like the strategy of direct foreign operations discussed above, enables the Company to capture the sales and profits previously realized by the distributors, and also enables the Company to better coordinate marketing strategies and increase the product availability to local customers through the establishment of a distribution center in Europe. See "Distribution Facilities." Under the sales agency agreements, the agents are paid a commission on sales and are responsible for all sales efforts in a particular territory. VFEL, in turn, provides all operational functions associated with such sales efforts including distribution through a third party distribution center in Holland which contracts with Vans Holland BV, a wholly-owned subsidiary of the Company. See "--Certain Considerations - International Business Operations; Foreign Currency Fluctuations" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Restructurings."

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

SOURCING AND MANUFACTURING

        The Company purchases all of its footwear and snowboard boots from VFEL, which sources such product from independent manufacturers in the People's Republic of China, Macao, South Korea, the Republic of the Philippines, Spain and Mexico. VFEL utilizes sourcing agents for its footwear and snowboard boots in South Korea. These agents assist the Company in selecting and overseeing third party contractors, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The Company's and VFEL's production staff and independent sourcing agents together oversee all aspects of manufacturing and production. VFEL executes Manufacturing Agreements with each of the factories which produce products for it, and manages all overseas production.

        Approximately 70% of the Company's apparel is sourced off-shore in countries such as China, Korea, Israel and India. Generally, the Company's apparel division works directly with the foreign factories to source and develop all fabrics, trims and styles for the line, but in some cases the Company utilizes sourcing agents.

LICENSING

        The Company has licensed certain of its trademarks for footwear, snowboard boots, apparel and accessory products where the Company believed such arrangements would promote the VANS brand name and image consistent with the Company's overall marketing and promotion plan.

        Currently, the Company has license agreements with six third party foreign licensees. The foreign licensees have the exclusive right to manufacture and sell certain products under the Company's trademarks in Japan, Korea, Taiwan, Hong Kong, South Africa, New Zealand, Chile, Malaysia and Singapore. The licenses provide for a royalty payment to the Company, establish minimum annual royalty amounts, and cover such products as footwear, caps, sports bags, snowboards, apparel, sunglasses and stationery items. The licenses have varying expiration dates. The Company also licenses certain of its trademarks to two limited liability companies it jointly owns with Pacific Sunwear of California, Inc. and Sunglass Hut International, Inc. See "Product Design and Development - Apparel and Sunglasses."

        As of June 1, 2000, the Company extended its footwear and apparel license agreements with International Trading Corporation of Japan ("ITC"). The new agreements cover Japan, Korea, Taiwan and Hong Kong for footwear and Japan for apparel and sports bags, have three-year terms, and provide for aggregate annual minimum royalty payments of over $4.0 million. ITC is one of the leading distributors and retailers of footwear and related accessories in Japan.

COMPETITION

        Footwear Industry. The athletic and casual footwear industry is highly competitive. The Company competes on the basis of the quality and technical aspects of its products, the 34-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the Core Sports(TM) sponsored by the Company. Many of the Company's competitors, such as Nike, Inc., Reebok International Ltd., Adidas AG and Fila Holdings SpA, have significantly greater financial resources than the Company, have more comprehensive lines of product offerings, compete with the Company in the Far East for manufacturing sources and spend substantially more on product advertising than the Company. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, the Company faces significant competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have significant brand recognition. In addition, in the casual footwear market, the Company competes with a number of companies, such as Airwalk, K2 Inc., Converse Inc. and Stride Rite Corporation (Keds), some of which may have significantly greater financial and other resources than the Company. The Company also competes with smaller companies, such as D.C. Shoes, Globe, and Sole Technology, which specialize in marketing to the Company's core skateboarding customers.

        Snowboard Industry. Although the Company has experienced substantial growth in sales of its line of snowboard boots, and is now one of the industry leaders, it faces significant competition, most notably from The Burton Corporation, Northwave and K2 Inc. The Company also anticipates that several large, well-known companies, such as Nike, Inc. and Fila Holdings SpA will enter the snowboard boot industry in the future. These companies are much larger and have greater financial resources than the Company, and have significant brand recognition. In the step-in binding segment of the industry, the Company, through Switch, competes on the basis of the quality and technical aspects of the Autolock(R) System, and the strength of the Switch(TM) and Autolock(R) brand names. The Company is aware that several large, well-known companies are developing step-in systems which may create significant competition for the Autolock System.

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

BACKLOG

        As of August 26, 2000, the Company's backlog of orders for delivery in the second and third quarters of Fiscal 2001 was approximately $37.6 million, as compared to approximately $27.1 million as of August 26, 1999. The Company's backlog amounts exclude orders from the Company's retail stores. The Company's backlog depends upon a number of factors, including the timing of trade shows, during which some of the Company's orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. As a result of these and other factors, period-to-period comparisons of backlog may not necessarily be meaningful.

        In addition, the Company has historically shipped less than all orders in its backlog and a large portion of its products towards the end of the quarter to meet seasonal peaks for the back-to-school, holiday and spring selling seasons. As a result, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on the Company's business, financial condition and results of operations. Additionally, backlog orders are subject to both cancellation by customers and the ability of third party manufacturers to timely deliver product to fill such orders.

INTELLECTUAL PROPERTY

        The Company holds trademarks, copyrights and patents on its products, brand names and designs which the Company believes are material to its business. The Company has made federal, state and international filings with respect to its material intellectual property, and intends to keep these filings current. The Company believes that its rubber "Off the Wall(R)" sole design, the VANS trademark, various designs incorporating the VANS trademark, the striped designs known as the "Old Skool,(TM)" "Knu Skool,(TM)" and "Fairlane", certain patents it holds for the Switch Autolock(R) System and related technology, and the patent it holds for its Impulse Technology(R) are significant to its business and have gained acceptance among consumers and in the footwear industry. The Company is aware of potentially conflicting trademark claims in the United States, as well as certain countries in Europe, South America, Central America, and the Far East, and is currently engaged in, or contemplating trademark opposition or other legal proceedings, with respect to these claims. There can be no assurance that the Company will be able to use all of its trademarks and patents in any of the jurisdictions where conflicts exist. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement both in the United States and internationally, including through the use of cease and desist letters, administrative proceedings and lawsuits. See "- Certain
Considerations - Ability to Protect Intellectual Property Rights."

EMPLOYEES

        As of August 25, 2000, the Company had 1,315 employees. The Company considers its employee relations to be satisfactory. The Company has never suffered a material interruption of business caused by labor disputes.

RISK FACTORS

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

        CORE SPORTS(TM)

        A significant part of the Company's strategy focuses on the promotion and support of Core Sports.(TM) See "Marketing and Promotion -- Core Sports(TM) and Entertainment and Event Sponsorships." Many Core Sports(TM) are relatively new, are followed by significantly fewer fans than more traditional sports, such as football, baseball and basketball, and receive significantly less media exposure than such sports. Although participation in, and viewership of, many Core Sports(TM) is currently growing at a relatively high rate, there can be no assurance that it will continue to do so. If a material number of key Core Sports lose popularity or fail to grow or attract media coverage at acceptable rates, the Company may have to change its strategy with respect to such sports which could have a material adverse effect on the Company's business, financial condition and results of operations.

        COMPETITION

        Footwear Industry. The athletic and casual footwear industry is highly competitive. The Company competes on the basis of the quality and technical aspects of its products, the 34-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the Core Sports(TM) sponsored by the Company. Many of the Company's competitors, such as Nike, Inc., Reebok International Ltd., Adidas AG and Fila Holdings SpA, have significantly greater financial resources than the Company, have more comprehensive lines of product offerings, compete with the Company in the Far East for manufacturing sources and spend substantially more on product advertising than the Company. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, the Company faces significant competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have brand recognition. In addition, in the casual footwear market, the Company competes with a number of companies, such as Airwalk, K2

Inc., Converse Inc. and Stride Rite Corporation (Keds), some of which may have significantly greater financial and other resources than the Company. The Company also competes with smaller companies, such as D.C. Shoes, Globe, and Sole Technology, which specialize in marketing to the Company's core skateboarding customers. The Company competes on the basis of the quality and technical aspects of its products, the 34-year heritage of the VANS brand, and the brand's authenticity with its core customers and the athletes who participate in the Core Sports(TM) sponsored by the Company

        Snowboard Industry. Although the Company has experienced substantial growth in sales of its line of snowboard boots, and is now one of the industry leaders, it faces significant competition, most notably from The Burton Corporation, Northwave and K2 Inc., the other industry leaders. The Company also anticipates that several large, well-known companies, such as Nike, Inc. and Fila Holdings SpA will enter the snowboard boot industry in the future. These companies are much larger and have greater financial resources than the Company, and have significant brand recognition. In the step-in binding segment of the industry, the Company, through Switch, competes on the basis of the quality and technical aspects of the Autolock(R) System, and the strength of the Switch and Autolock(R) brand names. The Company is aware that several large, well-known companies have developed and marketed step-in systems which create significant competition for the Autolock(R) System.

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

        Apparel Industry. The Company is a relatively new entrant in the apparel business. The apparel industry is highly competitive and fragmented, and many of the Company's competitors have significantly greater financial resources than the Company and spend substantially more on product advertising than the Company. Additionally, the apparel industry is particularly dependent on changes in fashion, which will require the Company to devote substantial resources to responding to changes in consumer preferences in a timely manner. See "--Brand Strength; Changes in Fashion Trends."

        DEPENDENCE ON FOREIGN MANUFACTURERS

        All of the Company's shoes and snowboard boots are manufactured by independent suppliers located in the People's Republic of China, Macao, South Korea, the Republic of the Philippines, Spain and Mexico. The Company sources its foreign-produced products through VFEL. Although VFEL executes Manufacturing Agreements with its foreign manufacturers, there can be no assurance that VFEL will not experience difficulties with such manufacturers, including but not limited to reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to comply with VFEL's requirements for the proper utilization of the Company's intellectual property, failure to meet production deadlines or increases in manufacturing costs. In addition, if VFEL's relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that VFEL would be able to obtain alternative manufacturing sources on terms satisfactory to it. Should a change in its suppliers become necessary, VFEL would likely experience increased costs, as well as substantial disruption and resulting loss of sales. In addition, VFEL utilizes international sourcing agents who assist it in selecting and overseeing third party manufacturers, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The loss or reduction in the level of services from such agents could affect the ability of VFEL to efficiently source products from overseas, which could have a material adverse effect on VFEL's and the Company's business, financial condition and results of operations.

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

        Also, the Company may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products the Company is attempting to import or the loss of its import privileges if the Company or its suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of the Company's products. Such violations may include (i) inadequate record keeping of its imported products, (ii) misstatements or errors as to the origin, quota category, classification, marketing or valuation of its imported products, (iii) fraudulent visas, or (iv) labor violations under U.S. or foreign laws. During Fiscal 1999, in the course of an audit, U.S. Customs disagreed with the Company's classification of certain styles of its footwear and reclassified a substantial number of such styles as unisex, thereby increasing the duty rate on such styles by 1.5%.

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

        DEPENDENCE ON KEY CUSTOMERS

        During Fiscal 2000, the Company's net sales to its top 10 customers accounted for approximately 18.4% of total net sales. Although the Company has long-term relationships with many of its customers, none of its customers has any contractual obligations to purchase the Company's products. There can be no assurance that the Company will be able to retain its existing major customers. In addition, the retail industry, and footwear retailers in particular, have periodically experienced consolidation, contractions and closings and any future consolidation, contractions or closings may result in loss of customers or uncollectability of accounts receivables of any major customer in excess of amounts reserved for by the Company. For example, in late 1998, the Venator Group announced the closure of its Kinney and Footquarters shoe stores; in early 1999, Edison Brothers closed its Wild Pair shoe stores; and in 1999, Just For Feet liquidated its entire operations. The loss of major customers could have a significant adverse effect on the Company's business and results of operations.

        SKATEPARKS AND JOINT VENTURES

        During Fiscal 1999, the Company introduced a new retail strategy: the operation of large-scale VANS skateparks. The initial parks have been successful and the Company has continued to expand the skatepark division. See " Retail Sales, Skateparks." However, the parks have a limited operating history and their future performance could vary significantly. Additionally, although the landlords for the parks generally finance a significant portion of the cost of the parks' construction, the Company still expends a large amount of funds on the construction of the parks, and the operation of the parks requires a significant amount of operation expense and management time and energy. If some or all of the parks ultimately are not successful, there could be a material adverse affect on the Company's business and results of operations.

        Also in Fiscal 1999, the Company entered into joint venture-type relationships with Pacific Sunwear of California, Inc. and Sunglass Hut International, Inc. which involve the licensing of certain of the Company's trademarks to the ventures. See Item 1. "Business -- Product Design and Development, Apparel and Sunglasses." The joint venture with Pacific Sunwear requires significant management time and energy to ensure its success. If either of the joint ventures is not successful, the image of the trademarks licensed by the Company to the venture could be adversely affected. See "--Brand Strength; Changes in Fashion Trends."

        ADDITIONAL CAPITAL REQUIREMENTS

        The Company expects that anticipated cash flow from operations, available borrowings under the Company's credit facility, and cash on hand will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital and capital requirements through Fiscal 2001. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity." However, in connection with its growth strategy, the Company will incur significant working capital requirements and capital expenditures. The Company's future capital requirements will depend on many factors including, but not limited to, the number of skateparks it opens, levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotion and advertising required to promote its products, and the extent to which the Company invests in new product design and improvements to its existing product design. To the extent that available funds are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

        MANAGEMENT GROWTH

        The Company intends to pursue its growth strategy through the opening of new skateparks and retail stores, expanded marketing and promotion efforts, more frequent introductions of products, broader lines of casual and performance footwear and snowboard boots, as well as apparel and other accessories, and increased international market penetration. To the extent the Company is successful in increasing sales of its products, a significant strain may be placed on its financial and management resources. The Company's future performance will depend in part on its ability to manage change in its operations and will require the Company to attract, train, manage and retain management, sales, marketing and other key personnel. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its operational and financial control systems and infrastructure and management information systems. There can be no assurance that the Company will be successful in such efforts, and the inability of the Company's management to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

        SEASONALITY AND QUARTERLY FLUCTUATION

        The footwear industry generally is characterized by significant seasonality of net sales and results of operations. The Company's business is seasonal, with the largest percentage of net income, U.S. sales and substantially all revenues generated from High Cascade realized in the first fiscal quarter (June through August), the "back to school" selling months. As the Company increases sales to Europe, the Company is recognizing more of such sales in the first Fiscal quarter due to seasonal demand for product in Europe. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and Switch Autolock(R) System, have historically been strongest in the first and second Fiscal quarters.

        In addition to seasonal fluctuations, the Company's operating results fluctuate on a quarter-to-quarter basis as a result of holidays, weather and the timing of large shipments. The Company's gross margins also fluctuate according to product mix, cost of materials and the mix between wholesale and retail channels. Given these factors, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts. Historically, the Company has shipped a large portion of its products towards the end of the quarter to meet seasonal peaks for the back-to-school, holiday and spring selling seasons. Consequently, the Company may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on the Company's business, financial condition and results of operations.

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

        INTERNATIONAL BUSINESS OPERATIONS; RISK OF FOREIGN CURRENCY FLUCTUATIONS

        The Company conducts business directly in the United Kingdom through a subsidiary, and in Mexico, Brazil, Argentina and Uruguay through subsidiaries co-owned with a third party. Additionally, during Fiscal 1999, the Company restructured its operations in Europe by eliminating certain distributor relationships and replacing them with sales agent relationships. In connection with this strategy, the Company established an operational structure in Europe to support the activities of the sales agents. See "--Sales and Distribution, International Sales" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Restructurings." The Company may experience certain risks of doing business directly in foreign countries including, but not limited to, managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. Additionally, the Company's European sales agents and Latin American subsidiaries collect payments in customers' local currencies. Accordingly, the Company and its subsidiaries may be exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company seeks to hedge against these risks when possible.

        ABILITY TO PROTECT INTELLECTUAL PROPERTY RIGHTS; INFRINGEMENT OF THIRD PARTY RIGHTS

        The Company considers its intellectual property to be material to its business. See "Intellectual Property." The Company relies on trademark, trade dress, copyright and trade secret protection, patents, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in its products. Despite the Company's efforts to safeguard and maintain its intellectual property rights, there can be no assurance that the Company will be successful in this regard. There can be no assurance that third parties will not assert intellectual property claims against the Company in the future. Furthermore, there can be no assurance that the Company's trademarks, products and promotional materials do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks and other intellectual property. Such claims, if proved, could materially and adversely affect the Company's business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect the Company's business, financial condition and results of operations. The Company has in the past sued and been sued by third parties in connection with certain matters regarding its trademarks, none of which has materially impaired the Company's ability to utilize its trademarks. The Company is currently in litigation with The Burton Corporation regarding certain patents. See Item 3. "Legal Proceedings."

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

        From time to time, the Company discovers products in the marketplace that are counterfeit reproductions of the Company's products or that otherwise infringe upon intellectual property rights held by the Company. There can be no assurance that actions taken by the Company to establish and protect its intellectual property rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violating intellectual property rights. If the Company is unsuccessful in challenging a third party's rights, continued sales of such product by that or any other third party could adversely impact the Company's intellectual property, result in the shift of consumer preferences away from the Company and generally have a material adverse effect on the Company's business, financial condition and results of operations.

        NATURE OF ENDORSEMENT CONTRACTS

        A key element of the Company's marketing strategy has been to obtain endorsements from prominent Core Sports(TM) athletes. See "Marketing and Promotion, Athletic Endorsements." These contracts typically have fixed terms, and there can be no assurance that they will be renewed or that endorsers signed by the Company will continue to be effective promoters of the Company's products. If the Company were unable in the future to secure suitable athletes to endorse its products on terms it deemed reasonable, it would be required to modify its marketing plans and could have to rely more heavily on other forms of advertising and promotion, which might not be as effective.

        PRODUCT AND PERSONAL INJURY LIABILITY

        The Company's snowboard boots, and the Switch Autolock(R) System, are often used in relatively high-risk recreational settings. Additionally, participants at the Company's skateparks, and High Cascade Snowboard Camp(TM) ("HCSC") also engage in high-risk activities such as skateboarding, snowboarding, in-line skating and BMX riding. Consequently, the Company is exposed to the risk of product liability or personal injury claims in the event that a user of its boots is injured in connection with such use or a participant of the skateparks or HCSC is injured while using the parks' facilities. In many cases, skatepark and HCSC participants and users of the Company's boots and the Autolock(R) System may engage in imprudent or even reckless behavior, thereby increasing the risk of injury. The Company maintains general liability insurance (which includes product liability coverage) and excess liability insurance coverage in an amount the Company believes to be sufficient. However, there can be no assurance that such coverage will be sufficient, will continue to be available on acceptable terms, will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's financial condition and results of operations and its plans to expand its chain of skateparks.

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

        Retail Stores and Skateparks. Of the Company's 137 retail stores (as of August 25, 2000), one is owned by the Company and the remainder are leased. The Company does not have any franchised stores. The Company leases its five existing skateparks pursuant to long-term leases, and has executed leases or reached agreements to open and operate five additional skateparks. See Item 1. "Business - Retail Sales, Skateparks."

        Lease of the Orange Facility. The Company leases its former Orange, California, manufacturing facility (the "Orange Facility") to two companies, one of whom currently pays the Company rent of $22,000 per month, and one of whom currently pays the Company rent of $28,500 per month. Each of such leases has an initial term of five years, and each lessee has one option to extend the term of their lease an additional five years. The leases also provide for annual rent increases.

        The Company believes that its operating facilities are adequate for its current needs, but the Company continues to seek profitable skatepark and retail locations in connection with its retail expansion program.

ITEM 3. LEGAL PROCEEDINGS

        Switch Manufacturing and Vans, Inc. v. The Burton Corporation, Case No. C00-20738, United States District Court for the Northern District of California; The Burton Corporation v. Vans, Inc. and Northwave North America Inc., Case No. 1:00-cv-206, United States District Court for the District of Vermont.

        In May 2000, the Company and Switch brought an action (the "Declaratory Relief Action") for declaratory relief against The Burton Corporation ("Burton") in Federal District Court for the Northern District of California asking the Court to find that (i) Burton has no right to threaten or maintain suit against the Company and Switch for alleged infringement of Burton's so-called "3D and 4X4 hole" patent, U.S. patent number 5,261,689 (the "3D Patent"), (ii) the 3D Patent is invalid and unenforceable, and (iii) the 3D Patent is not infringed by any products or processes of the Company or Switch. The action was brought in response to the Company's belief that Burton intended to eventually sue the Company and Switch for allegedly infringing the 3D Patent, and because the Company desired to resolve the matter. Discovery has not yet commenced in this matter, and there can be no assurance as to the outcome of this matter at this time.

        Subsequently, in June 2000, Burton brought an action against the Company and Northwave North America Inc. in Federal Court for the District of Vermont alleging that the Company's "T-4" and "T-5" snowboard boots, which incorporate an integrated bale in the midsole area of the boots, infringe U.S. patent number 6,050,005 issued to Burton on April 18, 2000. Discovery has not yet commenced in this matter, and there can be no assurance as to the outcome of this matter at this time.

        The Company also is a party to other litigation which arises in the ordinary course of its business.

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

                                                               HIGH           LOW
                                                              ------         -----
                                                                  (IN DOLLARS)
FISCAL  YEAR  ENDED  MAY 31, 2000:
1st Quarter..........................................         11.81          10.19
2nd Quarter..........................................         12.23          11.63
3rd Quarter..........................................         15.50          14.25
4th Quarter..........................................         15.88          14.63

                                                               HIGH           LOW
                                                              ------         -----
                                                                  (IN DOLLARS)
FISCAL  YEAR  ENDED  MAY 31, 1999:
1st Quarter..........................................          11.75          6.38
2nd Quarter..........................................           9.75          5.25
3rd Quarter..........................................           7.81          5.06
4th Quarter..........................................          11.50          6.06

        On August 25, 2000, the last reported sales price on The Nasdaq Stock Market for the Company's Common Stock was $15.25 per share. As of August 25, 2000, there were 228 holders of record of the Common Stock.

        The Company has never declared or paid a cash dividend on its Common Stock. The Company presently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's credit facility prohibit the payment of such dividends without the consent of its lenders. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             YEARS ENDED MAY 31,
                                                    -------------------------------------------------------------------------
                                                      2000           1999           1998               1997           1996
                                                    ---------      ---------      ---------          ---------      ---------
STATEMENT OF OPERATIONS DATA:
  Net sales ..................................      $ 273,510      $ 205,127      $ 174,497          $ 159,391      $ 117,407
  Net earnings (loss) ........................      $  12,087      $   8,725      $  (2,677)(1)      $  10,437      $   3,148


Earnings (loss) Per Share Information:

Basic:
  Net earnings (loss) per share before
      extraordinary item .....................      $    0.89      $    0.66      $   (0.20)(1)      $    0.81      $    0.42
  Weighted average common shares
     and equivalents .........................         13,603         13,290         13,284             12,963          9,747

Diluted:
Net earnings (loss) per share before
     extraordinary item ......................      $    0.84      $    0.64      $   (0.20)(1)      $    0.76      $    0.40
Weighted average common shares and
     equivalents .............................         14,468         13,667         13,284             13,805         10,406

BALANCE SHEET DATA:

  Total assets ...............................      $ 171,170      $ 130,538      $ 116,150          $ 105,824      $  90,461
  Long-term debt .............................      $  12,131      $   8,712      $   1,874          $     481      $     344
  Stockholders' equity .......................      $ 108,009      $  95,151      $  86,148          $  88,282      $  72,728

----------

(1) Reflects: (i) $8.2 million of restructuring costs associated with the closure of the Company's Vista, California, manufacturing facility, and the restructuring of the Company's European distribution system; and
        (ii) a $9.4 million write-down of inventory in Q4 Fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion contains forward-looking statements about the Company's revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like "believe," "anticipate," "expect," "estimate," "project," or words similar to those. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under Item 1. "Business - Risk Factors."

        On November 20, 1996, the Company acquired 51% of the outstanding shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction. During Fiscal 1998 and 1999, the Company acquired another 19% of the Global common shares in exchange for Common Stock of the Company. In Q2 Fiscal 2000 the Company acquired an additional 10% of the Global common shares in exchange for Company Common Stock, and the Company has reached an agreement with Global to acquire the remaining 20% of the Global common shares in Q2 Fiscal 2001. The results of Global are consolidated in the Company's financial statements.

        On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Switch Merger") with and into a wholly-owned subsidiary of the Company. Switch is the manufacturer of the Autolock(R) step-in boot binding system (the "Switch Autolock System"), one of the leading snowboard boot binding systems in the world. The Switch Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and (iii) contingent consideration up to $12,000,000 based on the financial performance of Switch during the fiscal year ending May 31, 2001, due to be settled on July 20, 2001. The operating results of Switch were consolidated in the Company's financial statements from the date of acquisition.

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

        The Company has also established a subsidiary in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), a subsidiary in Argentina, Vans Argentina S.A. ("Vans Argentina"), a subsidiary in Brazil, Vans Brazil S.A., ("Vans Brazil"), a subsidiary in Uruguay, Vans Uruguay, S.A. ("Vans Uruguay"), a subsidiary in Hong Kong, Vans Far East Limited ("VFEL") through which the Company conducts its foreign sales operations, and a subsidiary in England, Vans Footwear Limited ("VFL"). The Company also co-owns two joint venture subsidiaries, Van Pac LLC and VASH, LLC, with Pacific Sunwear of California, Inc. and Sunglass Hut International, Inc., respectively. Finally, the Company is the sole member of Vans.com LLC, a Delaware limited liability company which owns and operates the Vans.com website. The results of these subsidiaries are consolidated in the Company's financial statements. Additionally, certain financial information regarding the Company's business segments is set forth in Note 13 to Notes to the Company's Consolidated Financial Statements.

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

        The Company incurred a restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings were incurred in the first nine months of Fiscal 1999. The remaining cash payments to one of the terminated distributors will be completed in Fiscal 2002. See Note 3 to Notes to the Company's Consolidated Financial Statements. The Vista Facility was closed on August 6, 1998.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 AS COMPARED TO FISCAL YEAR 1999

Net Sales

        Net sales for Fiscal 2000 increased 33.3% to $273,510,000 from $205,127,000 for Fiscal 1999. The sales increase was driven by increased sales through each of the Company's sales channels, as discussed below.

        Total U.S. sales, including sales through the Company's U.S. retail stores, increased 26.3% to $186,424,000 for Fiscal 2000 from $147,596,000 for
Fiscal 1999. Total international sales, including sales through the Company's six European stores, increased 51.4% to $87,086,000 for Fiscal 2000, as compared to $57,531,000 for Fiscal 1999.

        The increase in total U.S. sales resulted from (i) a 24.1% increase in domestic wholesale sales, and (ii) a 29.5% increase in sales through the Company's U.S. retail stores. The increase in wholesale sales was primarily due to increased penetration of existing accounts and the addition of new customers. The increase in U.S. retail store sales was driven by sales from (i) a net 20 new stores versus a year ago, including three skateparks, and (ii) an 8.2% increase in comparable store sales (which excludes revenue from skate sessions at the Company's skateparks). The increase in international sales through VFEL was primarily due to a significant increase in sales to France, Germany, Japan, Latin America and Canada.

Gross Profit

        Gross profit increased 32.5% to $114,860,000 in Fiscal 2000 from $86,669,000 in Fiscal 1999. The increase in gross profit was primarily due to the increase in sales discussed above. As a percentage of net sales, gross profit was slightly lower for Fiscal 2000 at 42.0% versus 42.3% for Fiscal 1999.

Earnings from Operations

        The Company had earnings from operations of $17,785,000 in Fiscal 2000 versus $9,218,000 in Fiscal 1999. Operating expenses in Fiscal 2000 increased 25.3% to $97,075,000 from $77,451,000 in Fiscal 1999, due primarily to the increases in selling and distribution and general and administrative expenses discussed below. As a percentage of sales, operating expenses decreased from 37.8% to 35.5% on a year-to-year basis.

        Selling and distribution. Selling and distribution expenses increased 37.0% to $63,542,000 in Fiscal 2000 from $46,392,000 in Fiscal 1999, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 20 new stores, including three skateparks; (ii) operating costs related to the European Conversion, which was not yet fully implemented in Fiscal 1999; and (iii) increased sales commissions due to the increase in wholesale sales discussed above.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 2.2% to $20,228,000 in Fiscal 2000 from $20,685,000 in Fiscal 1999. The net decrease in marketing, advertising and promotion expenses was the result of increased third party sponsorship of the Company's major entertainment events and venues which offset: (i) increased print and television advertising expenditures; (ii) increased direct advertising and promotional expense in Europe resulting from the European Conversion; and (iii) increased costs associated with new events included in the VANS Triple Crown(TM) Series.

        General and administrative. General and administrative expenses increased 24.3% to $11,125,000 in Fiscal 2000 from $8,952,000 in Fiscal 1999, primarily due to: (i) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (ii) operating costs related to the European Conversion, which was not yet fully implemented Fiscal 1999; (iii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights; and (iv) the inclusion of operating costs related to High Cascade which were not included in the Fiscal 1999 Consolidated Financial Statements because High Cascade was not yet owned by the Company.

        Provision for doubtful accounts. The amount that was provided for bad debt expense in Fiscal 2000 increased to $763,000 from $528,000 in Fiscal 1999, due to an increase in the general allowance for doubtful accounts to correspond to the increase in accounts receivable which resulted from higher sales.

        Amortization of intangibles. Amortization of intangibles increased to $1,417,000 for Fiscal 2000 from $1,287,000 in Fiscal 1999, primarily due to the increase in goodwill related to the acquisition of an additional 10% of Global's common shares in Q2 Fiscal 2000. See "--General."

Interest Income

        Interest income declined to $172,000 in Fiscal 2000 versus $210,000 in Fiscal 1999 due to increased utilization of the Company's cash to fund its sales growth. The Company had no investment accounts at May 31, 2000.

Interest and Debt Expense

        Interest and debt expense increased to $2,637,000 for Fiscal 2000 from $1,158,000 in Fiscal 1999, primarily due to increased borrowings under the Company's credit facility to support its sales growth. See "--Liquidity and Capital Resources, Borrowings."

Other Income

        Other income primarily consists of royalty payments received from the licensing of the Company's trademarks to its distributor for Japan. Other income decreased to $4,571,000 for Fiscal 2000 from $6,000,000 for Fiscal 1999, primarily due to decreases in royalties received from such distributor.

Income Tax Expense

        Income tax expense increased to $6,800,000 in Fiscal 2000 from $4,852,000 in Fiscal 1999 as a result of the increase in earnings discussed above. The effective tax rate increased slightly from 34.0% in Fiscal 1999 to 34.2% in Fiscal 2000 primarily due to changes in the tax benefit derived from the operation of VFEL.

Minority Share of Income

        Minority share of income increased to $1,004,000 in Fiscal 2000 from $693,000 in Fiscal 1999, primarily due to: (i) increased earnings of Vans Latinoamericana; (ii) the addition of the Van Pac LLC and VASH LLC joint ventures which did not exist in the same period a year ago; and (iii) increased earnings of Global, partially offset by the decrease in the minority ownership of Global. See "--General."

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

Income Tax Expense (Benefit)

        Income tax expense increased to $4,852,000 in Fiscal 1999 from an income tax benefit of $510,000 in Fiscal 1998 as a result of the earnings discussed above, compared to the net loss the Company recognized for Fiscal 1998 as a result of the Restructuring Costs and the Inventory Write-Down.

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

        The Company experienced an inflow of cash from operating activities of $5,225,000 during Fiscal 2000, compared to an outflow of $8,421,000 for Fiscal 1999. Cash provided by operations for Fiscal 2000 primarily resulted from: (i) earnings from operations; (ii) the add-back for depreciation and amortization;
(iii) the increase in income taxes payable; and (iv) the increase in accrued payroll and related expenses. Cash inflows from operations were partially offset by: (i) an increase in net inventory to $50,142,000 at May 31, 2000, from $37,025,000 at May 31, 1999, as described below; (ii) an increase in net accounts receivable to $34,600,000 at May 31, 2000, from $30,056,000 at May 31, 1999, as described below; (iii) an increase in prepaid expenses; and (iv) an increase in other assets. Cash outflows were a result of increased business activities to support increased sales. Cash outflows from operations in Fiscal 1999 primarily resulted from increases in accounts receivable and inventories and a decrease in the non-recurring Restructuring Costs accrual.

        The Company had a net cash outflow from investing activities of $12,455,000 in Fiscal 2000, compared to a net cash outflow of $5,570,000 in Fiscal 1999. The Fiscal 2000 outflows were primarily due to capital expenditures related to new retail store openings and skateparks. Cash used in investing activities for Fiscal 1999 was primarily related to new retail store openings, and were partially offset by proceeds from the sale of assets in connection with the closing of the Vista Facility.

        The Company had a net cash inflow from financing activities of $15,302,000 for Fiscal 2000, compared to a net cash inflow of $4,966,000 for Fiscal 1999, primarily due to short-term borrowings under the Company's credit facility and long-term debt incurred by the Company and the Company's South American subsidiaries. See "--Borrowings" below. Cash provided by financing activities in Fiscal 1999 was related to proceeds from short-term borrowings under the Company's former bank revolving line of credit, and proceeds from long-term debt incurred by Vans Latinoamericana, partially offset by the repurchase of $3,960,000 of common stock pursuant to the Company's stock repurchase program.

        Accounts receivable, net of allowance for doubtful accounts, increased from $30,056,000 at May 31, 1999, to $34,600,000 at May 31, 2000, primarily due to: (i) an increase in the Company's domestic accounts receivable due to the increase in sales discussed above; and (ii) the inclusion of accounts receivable for sales in Europe due to the European Conversion, which was not yet fully implemented in Fiscal 1999. Inventories increased to $50,142,000 at May 31, 2000, from $37,025,000 at May 31, 1999, primarily due to: (i)
increased inventory held at the Company's distribution center in Holland (established in connection with the European Conversion); (ii) increased inventory held by the Company's South American subsidiaries; (iii) increased inventory held at the Santa Fe Springs Facility to support increased sales; and
(iv) an increased number of finished goods held for sale at the Company's retail stores to support the net addition of 20 new stores, including three skateparks, and increased sales.

        Borrowings

        In July 1999, the Company obtained a $63.5 million unsecured credit facility (the "Credit Facility") pursuant to a credit agreement (the "Credit Agreement") with several lenders (the "Lenders"). The Credit Facility permits the Company to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases. In April 2000, the Credit Facility was increased to $78.0 million.

        Of the $78.0 million amount of the Credit Facility, $63.0 million is in the form of an unsecured revolving line of credit (the "Revolver"), and $15.0 million is in the form of an unsecured term loan (the "Term Loan"). The Revolver expires on April 30, 2003. The Company has the option to pay interest on Revolver advances at a rate equal to either (i) LIBOR plus a margin, or (ii) the base rate plus a margin. The LIBOR rate margin and the base rate margin are based on the Company's ratio of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement.

        Of the $15.0 million Term Loan: (i) approximately $5.0 million was disbursed at the closing of the Credit Facility to replace a portion of the Company's former credit facility used for the Company's stock repurchase program, which was completed in Fiscal 1999; (ii) approximately $3.0 million was disbursed in Q2 Fiscal 2000 for capital expenditures; and (iii) the remaining portion must be disbursed on or before February 28, 2001, or it will expire. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at LIBOR plus a margin for advances of one, two, three or six months, or a base rate for U.S. dollar advances.

        Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders. At May 31, 2000, the Company had drawn down and/or borrowed $23,034,000 under the Credit Facility and was in compliance with all financial and other convenants under the Credit Agreement.

        Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of such company ("Tavistock"). The loans evidenced by the note were made by Tavistock pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At May 31, 2000, the aggregate outstanding balance under the notes was $2,253,737. The note is due and payable on December 31, 2001.

        Current Cash Position

        The Company's cash position was $15,516,000 at May 31, 2000, compared to $7,777,000 at May 31, 1999. The Company believes that cash generated from operations, coupled with the Credit Facility, should be sufficient to meet its cash requirements for the next 12 months.*

        Capital Resources

        As of May 31, 2000, the Company's material commitments for capital expenditures were primarily related to the opening and remodeling of retail stores and the opening of skateparks. In Fiscal 2001, the Company plans to open approximately two new factory



----------
        * Note: This is a forward-looking statement. The Company's actual cash requirements could differ materially. Important factors that could cause the Company's need for additional capital to change include: (i) the Company's rate of growth; (ii) the number of new skateparks the Company decides to open which must be financed in whole, or in part, by the Company; (iii) the Company's product mix between footwear and snowboard boots; (iv) the Company's ability to effectively manage its inventory levels; (v) timing differences in payment for the Company's foreign-sourced product; (vi) the increased utilization of letters of credit for purchases of foreign-sourced product; and (vii) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China.

outlet retail stores, five full-price stores, and remodel seven existing stores. The Company estimates the aggregate cost of all of these new stores and remodels to be $2.0 to $3.0 million.

        The Company also currently intends to open four additional skateparks in Fiscal 2001 and estimates the aggregate cost of its portion of these projects to be approximately $6.0 to $8.0 million, since the landlords for these skateparks have agreed to pay either most of or substantially all of the capital costs associated with the construction of the parks.

        The Company intends to utilize cash generated from operations and funds drawn down and/or borrowed under the Credit Facility to fulfill its capital expenditure requirements for the balance of Fiscal 2001.

        Future Accounting Changes

        In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged asset, liabilities, or firm commitments through earnings, or reported in other comprehensive income until the hedge is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of Fiscal 2002. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" was issued. Although the Company continues to review the effect of the implementation of SFAS No. 133 and No. 138, the Company does not currently believe their adoption will have a material impact on its financial position or results of operations and does not believe adoption will result in significant changes to its financial risk management practices.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the third quarter of Fiscal 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on the Company's financial position or results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not believe that the impact of FIN 44 will have a material effect on its historical financial position or results of operations.

        Seasonality

        The Company's business is seasonal, with the largest percentage of net income, U.S. sales, and substantially all revenues generated from High Cascade realized in the first Fiscal quarter (June through August), the "back to school" selling months. As the Company increases sales to Europe due to the European Conversion, the Company is recognizing more of such sales in the first Fiscal quarter due to seasonal demand for product in Europe. In addition, because snowboarding is a winter sport, sales of the Company's snowboard boots, and the Switch Autolock(R) System, have historically been strongest in the first and second Fiscal quarters. Such sales are now being recognized earlier in the first Fiscal quarter since industry retailers are demanding earlier shipments of product.

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

        Euro Conversion

        On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the Euro, and adopted the Euro as their common legal currency on that date (the "Euro Conversion"). Existing currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, parties may pay for goods and services using either the Euro or the existing currency, but retailers are not required to accept the Euro as payment. Since the Company primarily does business in U.S. dollars, it is currently not anticipated that the Euro Conversion will have a material adverse impact on its business or financial condition.* The Company is aware that the information systems for its six European stores are not currently able to recognize the Euro Conversion, however, since three of the Company's European stores are located in the United Kingdom, which is not currently participating in the Euro Conversion, and the Spain and Austria stores may continue to accept local currencies until 2002, the Company does not expect its current overall European store operations to be materially adversely impacted by the Euro Conversion in the near future. The Company has confirmed that the information systems utilized by its European sales agents recognize the Euro Conversion, and all of its European distributors have represented to the Company that their systems do the same.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risk

        The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Revolver bears interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on the Company's rate of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." The Company does not use derivative financial instruments to hedge its interest rate risks.

        Foreign Currency Risk

        The Company operates its business and sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although the Company has most of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve Japan and Europe. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally three to twelve months. As of May 31, 2000, the Company had no outstanding foreign exchange forward contracts.


---------
        * Note: This is a forward-looking statement regarding the currencies in which the Company does business. The Company's actual results regarding the Euro Conversion could differ materially if the Company begins to accept currencies other than the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   VANS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2000 AND 1999

                                                                             2000                1999
                                                                        -------------       -------------

                                     ASSETS
Current assets:
  Cash ...........................................................      $  15,516,337       $   7,777,192
  Accounts receivable, net of allowance for doubtful
    accounts and sales returns and allowances of $2,030,187
    and $1,432,214 at May 31, 2000 and 1999,
    respectively (note 12) .......................................         34,599,884          30,056,150
  Inventories (note 4) ...........................................         50,142,401          37,024,553
  Deferred income taxes (note 8) .................................          2,981,295           1,378,456
  Prepaid expenses ...............................................         11,924,998           7,823,767
                                                                        -------------       -------------
         Total current assets ....................................        115,164,915          84,060,118
  Property, plant and equipment, net (notes 3, 5 and 9) ..........         25,096,102          15,809,950
  Property held for lease (notes 5 and 9) ........................          4,704,639           4,601,326
  Excess of cost over the fair value of net assets
    acquired, net of accumulated amortization
    of $37,113,248 and $35,695,857 at May 31, 2000 and 1999,
    respectively .................................................         23,523,328          23,126,700
  Other assets ...................................................          2,988,900           2,939,623
                                                                        -------------       -------------
                                                                        $ 171,477,884       $ 130,537,717
                                                                        =============       =============
                                LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings (note 6) .................................      $  19,705,814       $   9,184,836
  Accounts payable ...............................................         11,878,439          10,600,870
  Accrued payroll and related expenses ...........................          6,814,877           2,132,446
  Accrued  interest ..............................................            636,682             479,210
  Restructuring costs (note 3) ...................................            204,014             730,141
  Income taxes payable ...........................................          5,224,656             343,698
                                                                        -------------       -------------
         Total current liabilities ...............................         44,464,482          23,471,201
  Deferred income taxes (note 8) .................................          3,313,308           2,090,536
  Capital lease obligations (notes 7 and 9) ......................             13,259              90,893
  Long-term debt (note 7) ........................................         12,130,773           8,712,129
                                                                        -------------       -------------
                                                                           59,921,822          34,364,759
                                                                        -------------       -------------

Minority interest ................................................          3,239,210           1,021,754

Stockholders' equity (notes 10 and 11):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized (1,500,000 shares designated as
    Series A Junior Participating Preferred Stock),
    none issued and outstanding ..................................                ---                 ---
  Common stock, $.001 par value, 20,000,000
    shares authorized, 13,761,839 and 13,238,567
    shares issued and outstanding at May 31, 2000 and
    1999, respectively ...........................................             13,762              13,235
  Accumulated other comprehensive income:
     Cumulative foreign translation adjustment ...................           (634,570)            (37,774)
     Unrealized loss on securities ...............................           (314,510)                 --
  Additional paid-in capital .....................................        104,474,904         102,092,026
  Retained earnings (accumulated deficit) ........................          4,777,266          (6,916,283)
                                                                        -------------       -------------
         Net stockholders' equity ................................        108,316,852          95,151,204

Commitments and contingencies (note 9)                                  -------------       -------------
                                                                        $ 171,477,884       $ 130,537,717
                                                                        =============       =============

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
                      THREE-YEAR PERIOD ENDED MAY 31, 2000


                                                                      2000                1999                1998
                                                                  -------------       -------------       -------------
Net sales (note 12) ........................................      $ 273,510,463       $ 205,127,113       $ 174,497,304
Cost of sales ..............................................        158,650,668         118,458,384         112,197,573
                                                                  -------------       -------------       -------------
  Gross profit .............................................        114,859,795          86,668,729          62,299,731
Operating expenses:
  Selling and distribution .................................         63,542,346          46,392,299          33,569,858
  Marketing, advertising and promotion .....................         20,227,988          20,684,827          17,137,722
  General and administrative ...............................         11,124,643           8,952,015           6,711,137
  Restructuring reserve expense (recovery) (note 3) ........                ---            (393,477)          8,212,238
  Provision for doubtful accounts ..........................            763,384             528,001             697,926
  Amortization of intangibles ..............................          1,416,857           1,287,029             933,208
                                                                  -------------       -------------       -------------
          Total operating expenses .........................         97,075,218          77,450,694          67,262,089
                                                                  -------------       -------------       -------------
          Earnings (loss) from operations ..................         17,784,577           9,218,035          (4,962,358)
Interest income ............................................            172,392             210,266             479,728
Interest and debt expense ..................................         (2,637,079)         (1,157,955)           (262,181)
Other income (note 2) ......................................          4,571,290           5,999,850           2,160,640
                                                                  -------------       -------------       -------------
  Earnings (loss) before income taxes and minority
     interest in income of consolidated
     subsidiaries ..........................................         19,891,180          14,270,196          (2,584,171)
Income tax expense (benefit) (note 8) ......................          6,800,000           4,851,867            (510,067)
Minority share of income ...................................          1,004,335             692,953             603,247
                                                                  -------------       -------------       -------------
Net earnings (loss) ........................................         12,086,845           8,725,376          (2,677,351)


Other comprehensive income (expense):
     Foreign currency translation adjustment, net of
     tax of $307,441 .......................................           (596,796)             14,774            (147,262)
     Unrealized loss on securities .........................           (314,510)                 --                  --
                                                                  -------------       -------------       -------------
Total comprehensive income (loss) ..........................      $  11,175,539       $   8,740,150       $  (2,824,613)
                                                                  =============       =============       =============
Per share information (note 2):
  Basic:
     Net earnings (loss) ...................................      $         .89       $         .66       $        (.20)
                                                                  =============       =============       =============
     Weighted average common and common
       equivalent shares ...................................         13,603,013          13,289,540          13,283,674
  Diluted:
     Net earnings (loss) ...................................      $         .84       $         .64       $        (.20)
                                                                  =============       =============       =============
     Weighted average common and common
       equivalent shares ...................................         14,468,228          13,666,759          13,283,674

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE-YEAR PERIOD ENDED MAY 31, 2000



                                                                                                         ACCUMULATED
                                       COMMON  STOCK          ADDITIONAL      STOCK       RETAINED         OTHER           TOTAL
                                   ----------------------      PAID-IN         SUB-       EARNINGS      COMPREHENSIVE  STOCKHOLDERS'
                                     SHARES       AMOUNT       CAPITAL      SCRIPTION  (ACUM. DEFICIT)     INCOME         EQUITY
                                   ----------   ---------   -------------   ---------  ---------------  -------------  -------------
BALANCE AT MAY 31, 1997 .........  13,166,947   $  13,167   $ 101,113,448   $  (4,500)  $ (12,964,308)    $ 123,919    $ 88,281,726

   Issuance of common
    stock for cash ..............     188,265         188       1,105,981       4,500              --            --       1,110,669

   Repurchase of common stock ...    (102,500)       (102)       (980,523)         --              --            --        (980,625)

   Issuance of common
    stock for acquisition .......      37,330          37         597,280          --              --            --         597,317

   Foreign currency
    translation adjustment ......          --          --              --          --              --      (184,078)       (184,078)

   Net earnings .................          --          --              --          --      (2,677,351)           --      (2,677,351)
                                   ----------   ---------   -------------   ---------   -------------    ----------    ------------
BALANCE AT MAY 31, 1998 .........  13,290,042      13,290     101,836,186          --     (15,641,659)      (60,159)     86,147,658

   Issuance of common
    stock for cash ..............     179,584         178       1,239,678          --              --            --       1,239,856
   Repurchase of common stock ...    (471,000)       (473)     (3,959,320)         --              --            --      (3,959,793)
   Issuance of common
    stock for acquisition .......     239,941         240       2,975,482          --              --            --       2,975,722

   Foreign currency
    translation adjustment ......          --          --              --          --              --        22,385          22,385

   Net earnings .................          --          --              --          --       8,725,376            --       8,725,376
                                   ----------   ---------   -------------   ---------   -------------    ----------    ------------
BALANCE AT MAY 31, 1999 .........  13,238,567      13,235     102,092,026          --      (6,916,283)      (37,774)     95,151,204

   Issuance of common
    stock for cash ..............     171,658         175       1,180,659          --              --            --       1,180,834
   Issuance of common
    stock for acquisition .......     351,614         352       1,202,219          --        (393,296)           --         809,275

   Foreign currency
    translation adjustment ......          --          --              --          --              --      (596,796)       (596,796)

   Unrealized loss on
    securities ..................          --          --              --          --              --      (314,510)       (314,510)

   Net earnings .................          --          --              --          --      12,086,845            --      12,086,845
                                   ----------   ---------   -------------   ---------   -------------    ----------    ------------
BALANCE AT MAY 31, 2000 .........  13,761,839   $  13,762   $ 104,474,904   $      --   $   4,777,266    $ (949,080)   $108,316,852
                                   ==========   =========   =============   =========   =============    ==========    ============

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE-YEAR PERIOD ENDED MAY 31, 2000

                                                                                                YEARS ENDED MAY 31,
                                                                                --------------------------------------------------
                                                                                    2000               1999               1998
                                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ....................................................      $ 12,086,845       $  8,725,376       $ (2,677,351)
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .......................................         6,051,871          5,027,972          4,500,480
     Restructure cost recoveries .........................................                --           (393,477)                --
     Net (gain) loss on sale of equipment ................................           176,894            (58,208)                --
     Minority share of income ............................................         1,004,335            692,953            603,247
     Provision for losses on accounts
       receivable and sales returns ......................................           763,384            528,001            697,926
     Inventory write-down and other non-cash restructuring costs .........                --                 --         10,830,848
     Changes in assets and liabilities, net of acquisition effects:
       Accounts receivable ...............................................        (5,618,118)       (13,035,418)         6,475,843
       Inventories .......................................................       (13,366,079)        (6,166,521)       (13,389,087)
       Deferred income taxes .............................................           (72,627)         7,131,084         (8,055,609)
       Prepaid expenses ..................................................        (3,887,602)        (2,814,388)        (1,923,749)
       Other assets ......................................................        (1,166,219)          (386,331)            21,283
       Accounts payable ..................................................         1,835,922          3,447,154          1,620,404
       Accrued payroll and related expenses ..............................         3,062,011           (823,366)           624,537
       Restructuring costs ...............................................          (526,127)        (5,702,393)                --
       Restructuring reserve .............................................                --                 --          5,612,758
       Income taxes payable ..............................................         4,880,958         (4,592,982)         1,172,953
                                                                                ------------       ------------       ------------
          Net cash provided by (used in) operating activities ............         5,225,448         (8,420,544)         6,114,483
                                                                                ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
     equipment ...........................................................       (12,560,478)        (6,011,615)        (5,039,992)
  Proceeds from sale of (investment in) other companies ..................            80,044           (407,323)        (2,423,377)
  Proceeds from sale of property, plant and
    equipment ............................................................            25,255            849,018                 --
                                                                                ------------       ------------       ------------
          Net cash used in investing activities ..........................       (12,455,179)        (5,569,920)        (7,463,369)
                                                                                ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings, net ...............................        10,069,822          2,897,348          1,830,245
  Payments on capital lease obligations ..................................          (191,990)          (250,823)           (87,462)
  Proceeds from long term debt ...........................................         4,837,212          5,452,703          1,615,559
  Consolidated subsidiary dividends
     paid to minority shareholder ........................................          (593,766)          (413,548)          (526,106)
  Proceeds from issuance of common stock, net ............................         1,180,834          1,239,856          1,110,604
  Payment for repurchase of common stock .................................                --         (3,959,793)          (980,523)
                                                                                ------------       ------------       ------------
          Net cash provided by financing activities ......................        15,302,112          4,965,743          2,962,317
  Effect of exchange rates on cash .......................................          (333,236)            22,385           (184,078)
                                                                                ------------       ------------       ------------
          Net increase (decrease) in cash and
            cash equivalents .............................................         7,739,145         (9,002,336)         1,429,353
  Cash and cash equivalents, beginning of year ...........................         7,777,192         16,779,528         15,350,175
                                                                                ------------       ------------       ------------
  Cash and cash equivalents, end of year .................................      $ 15,516,337       $  7,777,192       $ 16,779,528
                                                                                ============       ============       ============
SUPPLEMENTAL CASH FLOW
  Information -- amounts paid for:
    Interest .............................................................      $  1,646,941       $    780,423       $    262,182
    Income taxes .........................................................      $  1,696,686       $  1,968,805       $  6,310,168
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Supplemental Disclosures:
  Increase in investment in consolidated subsidiary
    Fair value of tangible assets acquired ...............................           145,967            121,181             96,929
    Stock issued .........................................................         1,273,339            976,342            597,280
Business Acquisition
   Stock issued ..........................................................         2,700,005          1,999,380                 --
   Note payable issued ...................................................                --          1,483,479                 --
   Fair value of net liabilities assumed, excluding cash received ........           603,384          1,144,044                 --

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2000, 1999, AND 1998

1.      BUSINESS AND ORGANIZATION

        Vans, Inc. (the "Company") is a leading branded sports and lifestyle company which targets 10-24 year-old consumers through the sponsorship of Core Sports(TM), such as skateboarding, snowboarding and BMX bicycling.

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

        On November 20, 1996, the Company acquired 51% of the outstanding Common Shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction (the "Global Acquisition"). In November 1998, 1999 and 2000 the Company acquired, in total, an additional 29% of the common shares of Global, to bring the total investment to 80%. The Global Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the fair market value of net assets acquired has been recorded as goodwill. The results of operations of Global have been included in the Company's consolidated statements of operations since the date of acquisition. The Company has reached an agreement with Global to acquire the remaining Global shares effective November 2, 2000.

        On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Merger") with and into a wholly-owned subsidiary of the Company. The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their fair values. Switch is the manufacturer of the Autolock(R) step-in boot binding system, one of the leading snowboard boot binding systems in the world. The Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and
(iii) contingent consideration up to $12,000,000 based on the performance of Switch during the Fiscal year ending May 31, 2001, and due to be settled on July 20, 2001.

        On July 29, 1999, the Company acquired all of the outstanding capital stock of High Cascade Snowboard Camp, Inc., an Oregon corporation ("High Cascade"), and its sister company, Snozone Boarding and Video, Inc., an Oregon corporation, through mergers of the two companies with and into a wholly-owned subsidiary of the Company. The consideration exchanged by the Company primarily consisted of 236,066 shares of the Company's Common Stock. The results of the two companies have been consolidated in the Company's financial statements starting with the period beginning on June 1, 1999. The merger was accounted for as a pooling of interests. High Cascade, located at the base of Mount Hood in Oregon, is the leading summer snowboarding camp in the world.

        The Company's customers are located primarily in the United States. However, there are customers located in a number of foreign countries (see note
12). The Company has entered into the following partnership ventures: (i) in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana");
(ii) in Argentina, Vans Argentina S.A. ("Vans Argentina"); (iii) in Brazil, Vans Brazil S.A. ("Vans Brazil"); (iv) in Uruguay, Vans Uruguay S.A. ("Vans Uruguay"); (v) in the United Kingdom, Vans Footwear Limited; and (vi) in the U.S., Van Pac, LLC, a Delaware limited liability company (""Van Pac") and VASH, LLC, a Delaware limited liability company ("VASH").

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, Switch Manufacturing, a California corporation, Vans International, Inc., a foreign sales corporation ("FSC"), Vans Footwear International, Inc., a California corporation, VFEL, Vans Footwear Limited, a wholly-owned United Kingdom subsidiary, Vans.com LLC, a Delaware limited liability company, Global, Vans Latinoamericana, Vans Argentina, Vans Brazil, Vans Uruguay, Vans Shoes Outlets, Ltd., a Texas Limited Partnership of which the Company is a general partner, Van Pac, VASH and High Cascade.

        Use of Estimates. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles for the periods. Actual results could differ from those estimates.

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

        Foreign Currency Contracts. Global, VFEL and Vans Latinoamericana enter into foreign currency contracts from time to time to hedge against currency fluctuations on the settlement of receivables and payables. The transaction gains or losses on the contracts are netted against the gains or losses on the hedged obligations.

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

        Revenue Recognition. Revenue is recognized upon shipment of product or at point of sale for retail operations. For product manufactured outside the U.S. and shipped directly to the international customers, revenue is recognized when goods are accepted by the freight forwarder. Revenues from royalty agreements are recognized as earned.

        Property, Plant and Equipment. Property, plant and equipment are stated at cost, less depreciation and amortization. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

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

        Long-Lived Assets

        The Company accounts for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of assets if facts and circumstances suggest impairment. If this review indicates that the assets will not be recoverable from a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the assets would be reduced to its estimated fair market value, based on discounted cash flows.

        Advertising, Start-Up and Product Design and Development Costs

        The Company charges all advertising costs, start-up costs and product design and development costs to expense as incurred.

        Other Income. Other income is comprised of the following:

                                                        YEARS ENDED MAY 31,
                                        -----------------------------------------------
                                            2000              1999              1998
                                        -----------       -----------       -----------
Royalty income ...................      $ 4,522,106       $ 5,470,382       $ 2,216,619

Rental income ....................          587,855           295,283           (48,608)

Foreign currency transaction
  gain (loss) ....................         (541,614)          282,088                --

Other ............................            2,943           (47,903)           (7,371)
                                        -----------       -----------       -----------
                                        $ 4,571,290       $ 5,999,850       $ 2,160,640
                                        ===========       ===========       ===========

        Fair Value of Financial Instruments. As of May 31, 2000, the fair value of most financial instruments approximated carrying value. The carrying value of accounts receivable, accounts payable, accrued payroll and related expenses and short-term borrowings approximates fair value because of the short-term maturity of these financial instruments. The carrying value of the Company's fixed and variable long-term borrowings approximates fair value because the fixed and variable rates approximate the market rates for such borrowings. In Fiscal 1997, the Company acquired a minority equity investment in The Zone Network.com, Inc. ("Zone") which the Company accounted for at cost. In February 2000, Zone was sold to Quokka Sports, Inc., a public company ("Quokka"), in a stock-for-stock transaction for which the Company recognized a $194,000 gain on its Zone investment. The Company now classifies its equity investment in Quokka as an available-for-sale security and as such the investment is reported at fair value with unrealized gains and losses excluded from earnings, but reported in other comprehensive income. As of May 31, 2000, the Company had incurred an unrealized loss of $315,000 on its Quokka investment.

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

        Business Segment Reporting

        The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in the fiscal year ended May 31, 1999. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products, geographic areas and major customers, if applicable. Management of the Company has determined its reportable segments are strategic business units that are distinct distribution channels. Significant reportable business segments are the retail, wholesale and international channels. Information related to these segments is summarized in note 13.

        Net Earnings (Loss) per Common Share

        In Fiscal 2000 and 1999 the weighted average shares used in the diluted earnings per share calculation differ from the weighted average shares used in the basic earnings per share calculation solely due to the dilutive effect of stock options.

        In Fiscal 1998, the weighted average shares used in the diluted earnings
(loss) per share calculation were the same as the weighted average shares used in the basic loss per share calculation because the inclusion of any stock options would have had an anti-dilutive effect because the Company incurred a net loss.

        Options to purchase 70,000, 795,236 and 105,334 shares of common stock at prices ranging from $8.75 to $20.50 were outstanding during fiscal years 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

        Future Accounting Changes

        In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged asset, liabilities, or firm commitments through earnings, or reported in other comprehensive income until the hedge is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of Fiscal 2002. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" was issued. Although the Company continues to review the effect of the implementation of SFAS No. 133 and No. 138, the Company does not currently believe their adoption will have a material impact on its financial position or results of operations and does not believe adoption will result in significant changes to its financial risk management practices.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the third quarter of Fiscal 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on the Company's financial position or results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not believe that the impact of FIN 44 will have a material effect on its historical financial position or results of operations.

        Reclassifications. Certain amounts in the Fiscal 1998 and 1999 consolidated financial statements have been reclassified to conform to the Fiscal 2000 presentation.

3.      RESTRUCTURING COSTS

        During the fourth quarter of Fiscal 1998 ("Q4 Fiscal 1998"), the Company restructured its U.S. operations and announced the closure of its last U.S. manufacturing facility, located in Vista, California (the "Vista Facility"). The closure of the Vista Facility was primarily due to a significant reduction in orders for footwear produced at such Facility. The Vista Facility was closed on August 6, 1998. Additionally, during Q4 Fiscal 1998, the Company commenced the restructuring of its European operations by terminating certain distributor relationships and replacing them with sales agents and a European-based operational structure designed to directly support such agents.

        The Company incurred a restructuring charge of $8.2 million (the "Restructuring Costs") and a write-down of domestic inventory of $9.4 million (the "Inventory Write-Down") in connection with these matters in Q4 Fiscal 1998. The majority of the costs for these restructurings were incurred in the first nine months of Fiscal 1999. The remaining cash payments to one of the terminated distributors will be completed in Fiscal 2002. Such cash expenditures will be funded out of operations.

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

        The following table outlines the beginning balance of, and expenditures related to, the restructuring accrual at May 31, 2000:

                                            May 31, 1998                           May 31, 1999                         May 31, 2000
                                               Balance       Cash       Non-Cash     Balance       Cash       Non-Cash     Balance
                                            ------------  ----------   ----------  ------------  ----------   --------  ------------
European restructuring:
  Termination of international
   distributors ..........................   $2,534,000     (300,000)  (1,504,000)     730,000     (525,986)        --   $  204,014
U.S. restructuring:
  Plant closure costs ....................    3,079,000   (2,686,000)    (393,000)          --           --         --           --
                                             ----------   ----------   ----------   ----------     --------       ----   ----------
Total restructuring cost .................   $5,613,000   (2,986,000)  (1,897,000)     730,000     (525,986)        --   $  204,014
                                             ==========   ==========   ==========   ==========     ========       ====   ==========

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

        During Fiscal 2000, the Company incurred cash expenditures of $526,000 related to the termination of two of the Company's international distributors in Europe.

4.      INVENTORIES

        Inventories are comprised of the following:

                                      MAY 31,
                            ----------------------------
                               2000             1999
                            -----------      -----------
Work-in-process ......      $   256,546      $   138,004
Finished goods .......       49,885,855       36,886,549
                            -----------      -----------
                            $50,142,401      $37,024,553
                            ===========      ===========

        Inventories at May 31, 2000 and 1999 are reduced by $679,000 and $682,000, respectively, to reflect the lower of cost or market valuation allowances.

5.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is comprised of the following:

                                                                          MAY 31,
                                                            -------------------------------
                                                                2000               1999
                                                            ------------       ------------
Land .................................................      $    135,641       $         --

Building .............................................         1,210,597                 --

Machinery and equipment ..............................         4,031,170          2,898,950

Store fixtures and equipment .........................         7,008,545          4,573,361

Automobiles and trucks ...............................         1,095,174          1,075,566

Computers, office furniture and equipment ............         9,212,536          8,020,297

Leasehold improvements ...............................        18,575,952         11,061,832

Less accumulated depreciation and amortization .......       (16,173,513)       (11,820,056)
                                                            ------------       ------------
                                                            $ 25,096,102       $ 15,809,950
                                                            ============       ============


        As of May 31, 2000 and 1999, the property held for lease related to the Orange, California manufacturing facility, which was closed in Fiscal 1996, and had a net book value of $4,705,000 and $4,601,000, respectively (see note 9). These amounts are net of $4,508,000 and $4,450,000, respectively, of accumulated depreciation. The amount of future rental income under noncancellable leases for this property is $1,915,000.

        Included in machinery and equipment and automobiles and trucks at May 31, 2000 and 1999 are $708,000 of assets held under capital leases. At May 31, 2000 and 1999, accumulated amortization of assets held under capital leases totaled $632,000 and $426,000, respectively (see note 9).

        Depreciation expense totaled $4,381,000, $3,435,000 and $3,372,000 for the years ended May 31, 2000, 1999 and 1998, respectively.

6.      CREDIT FACILITIES AND SHORT-TERM BORROWINGS

        In July 1999 the Company obtained a $63.5 million credit facility (the "Credit Facility") pursuant to a Credit Agreement (the "Credit Agreement") with several lenders (the "Lenders"). The Credit Facility replaced the Company's former $30.0 million revolving line of credit with Bank of the West (the "Bank of the West Facility"). The Credit Facility was increased to $78.0 million in April 2000.

        Of the $78.0 million amount of the Credit Facility, $63.0 million is in the form of an unsecured revolving line of credit (the "Revolver"), and $15.0 million is in the form of an unsecured term loan (the "Term Loan"). The Revolver expires on April 30, 2003. The Company has the option to pay interest on Revolver advances at a rate equal to either (i) LIBOR plus a margin, or (ii) the base rate plus a margin. The LIBOR rate margin and the base rate margin are based on the Company's ratio of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement.

        Of the $15.0 million Term Loan, approximately $5.0 million was disbursed at the closing of the Credit Facility to replace a portion of the Bank of the West Facility, approximately $3.0 million was disbursed in the second quarter of Fiscal 2000 for capital expenditures, and the remaining portion must be disbursed on or before February 28, 2001. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at LIBOR plus a margin for advances of one, two three or six months, or a base rate for U.S. dollar advances.

        Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders. The Company was in compliance with all such covenants at May 31, 2000.

7.      DEBT

        Long-term debt at May 31, 2000 and 1999 consists of the following:

                                                        MAY 31,
                                              ----------------------------
                                                 2000             1999
                                              -----------      -----------
12% note payable to Tavistock ..........      $ 2,253,737      $ 3,178,225
Capitalized lease obligations with
 interest at 9.6% (see note 9) .........           75,998          282,030
Switch note payable ....................        1,780,625        1,611,733
Bank of the West Facility ..............               --        3,915,111
Bank of America term loan ..............        7,678,588               --
High Cascade notes payable .............          414,714               --
Astro van note payable .................            3,109            7,060
                                              -----------      -----------
                                               12,206,771        8,994,159
Less:  Current portion .................           62,739          191,137
                                              -----------      -----------
                                              $12,144,032      $ 8,803,022
                                              ===========      ===========

        The Company's foreign owned subsidiary, Vans Latinoamericana, maintains a 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such company. The loan by Tavistock is in accordance with the shareholders' agreement requiring Tavistock to provide operating capital as needed in the form of a loan to Vans Latinoamericana. The note is due and payable on December 31, 2001.

8.      INCOME TAXES

        Income tax expense (benefit) consists of the following:

                                           YEARS ENDED MAY 31,
                            -----------------------------------------------
                               2000              1999              1998
                            -----------       -----------       -----------
Current:
  U.S. Federal .......      $ 3,026,744       $(1,902,012)      $ 3,280,477
  State ..............        1,412,710          (482,957)          945,271
  Foreign ............        2,433,173           800,086           507,795
                            -----------       -----------       -----------
                              6,872,627        (1,584,883)        4,733,543
                            -----------       -----------       -----------

Deferred:
  U.S. Federal .......         (213,330)        5,098,666        (4,151,909)
  State ..............          140,703         1,338,084        (1,091,701)
                            -----------       -----------       -----------
                                (72,627)        6,436,750        (5,243,610)
                            -----------       -----------       -----------
                            $ 6,800,000       $ 4,851,867       $  (510,067)
                            ===========       ===========       ===========


        Total income tax expense (benefit) differed from amounts computed by applying the U.S. Federal statutory tax rate of 35% to earnings (loss) before income taxes, as a result of the following:

                                                                    YEARS ENDED MAY 31,
                                                      -----------------------------------------------
                                                         2000              1999              1998
                                                      -----------       -----------       -----------
Computed "expected" tax expense (benefit) ......      $ 6,961,913       $ 4,994,569       $  (904,460)

Compensation under stock option plans ..........               --                --           (18,953)

Amortization of intangible assets ..............          458,659           422,191           318,311

State franchise taxes, net of Federal
  benefit ......................................        1,009,718           555,832           (77,823)

Increase in valuation
  allowance ....................................               --           564,494           289,328

Foreign tax credit .............................       (1,118,341)               --                --

Other ..........................................          720,693            64,650          (159,545)

Tax effect of foreign operations ...............       (1,232,642)       (1,749,869)           43,075
                                                      -----------       -----------       -----------
                                                      $ 6,800,000       $ 4,851,867       $  (510,067)
                                                      ===========       ===========       ===========

        The components of net deferred taxes as of May 31, 2000 and 1999 follow:

                                                              MAY 31,
                                                   -----------------------------
                                                      2000              1999
                                                   -----------       -----------
Deferred tax assets:
  Accounts receivable .......................      $   401,170       $    40,963
  Inventories ...............................          596,509           661,636
  Restructuring costs .......................           89,440           297,313
  Accrued expenses ..........................        1,553,891           605,339
  Intangibles ...............................           97,098                --
  Tax credit and other carryforwards ........        1,251,724         1,008,537
                                                   -----------       -----------
                                                     3,989,832         2,613,788

  Valuation allowance .......................       (1,008,537)       (1,008,537)
                                                   -----------       -----------
  Total deferred tax assets .................        2,981,295         1,605,251
                                                   -----------       -----------

Deferred tax liabilities:
  Property, plant and equipment .............        2,187,592         1,319,054
  Intangibles ...............................               --             4,275
  Unremitted earnings of foreign subsidiaries        1,125,716           994,002
                                                   -----------       -----------
  Total deferred tax liabilities ............        3,313,308         2,317,331
                                                   -----------       -----------
  Net deferred tax  liabilities .............      $  (332,013)      $  (712,080)
                                                   ===========       ===========

        Based on the Company's current and historical pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets as of May 31, 2000, with the exception of certain foreign tax credit and other carryforwards which may not be realizable.

9.      COMMITMENTS AND CONTINGENCIES

        Litigation. The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. The Company believes the ultimate disposition of these matters should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

        Capital Leases. The Company has capital leases for certain equipment at its distribution center. These leases were discounted using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations at May 31, 2000 are as follows:

2001 ...................................................      $67,331
2002 ...................................................       13,459
                                                              -------
Total minimum obligations ..............................       80,790
Less:  amounts representing interest ...................        4,792
                                                              -------
Present value of net minimum obligations ...............       75,998
Less current portion ...................................       62,739
                                                              -------
Long-term obligations at May 31, 2000 (see note 7) .....      $13,259
                                                              =======

        The current portion of capital lease obligations is included in accounts payable in the accompanying consolidated balance sheets at May 31, 2000 and 1999.

        Operating Leases. Substantially all of the Company's retail stores and the distribution facility are leased under noncancelable operating leases having original terms in excess of one year. Certain leases are renewable and contain clauses for rent escalation. The future minimum rental payments under noncancelable operating leases are as follows at May 31, 2000:

2001....................      $  10,171,695
2002....................          9,373,549
2003....................          8,874,520
2004....................          7,985,227
2005....................          7,332,544
Thereafter..............         22,083,402
                              -------------

                              $  65,820,937
                              =============

        The Company's Orange, California facility is leased to two unrelated third parties under separate agreements. The first party, CAPCO, leases approximately 71,400 square feet under a gross lease for a period of five years commencing November 1, 1996. Base rent of $22,000 is payable monthly. The second party, Multilayer Technology, leases approximately 76,000 square feet under a triple net lease for a period of five years commencing June 1, 2000. Base rent of $28,500 is payable monthly.

        Future minimum lease payments receivable under noncancelable operating leasing arrangements as of May 31, 2000 are as follows:

2001....................          $  558,400
2002....................             440,880
2003....................             305,280
2004....................             305,280
Thereafter..............             305,280
                                  ----------
                                  $1,915,120
                                  ==========

        The Company also leases certain other equipment on a month-to-month basis. Total rent expense incurred for the years ended May 31, 2000, 1999 and 1998 under all operating leases was approximately $8,934,000, $5,717,000 and $4,897,000, respectively.

        Included in rent expense for each of the years ended May 31, 2000, 1999 and 1998 is $36,000 for the rent of a retail store from The Group, a California general partnership whose partners are former shareholders of the Company's predecessor. The Company also incurred rent expense of $17,900 for the three years ended May 31, 2000 for the lease of two retail stores owned by members of the immediate family of one of the founders of the Company's predecessor.

        Deferred Compensation Plan. The Company has established a deferred compensation plan for the benefit of Walter E. Schoenfeld, the Company's Chairman and former Chief Executive Officer, and his spouse. Under the plan, the Company has established a trust which will hold and disperse assets pursuant to the terms of the plan. The Company will, for a period of five years, deposit $200,000 per year with the trustee of the trust. The trust funds will be invested by the trustee in accordance with instructions given by the Company. Commencing in 2001 the trustee will pay Mr. Schoenfeld $100,000 per year from the trust funds. Such payments will continue for the remainder of Mr. Schoenfeld's life and then will be paid to his spouse, if she survives him. Mr. Schoenfeld has a one-time option to receive a lump sum payment of the balance of the trust, provided such option is exercised between November 1, 2000 and December 15, 2000. During Fiscal 2000 and Fiscal 1999 $223,000 and $205,000,
respectively, was recorded as compensation expense. At May 31, 2000 and 1999 the balance in deferred compensation was $791,000 and $569,000, respectively.

        The Company has established a split dollar life insurance plan for Gary
H. Schoenfeld, the Company's President and Chief Executive Officer. A split dollar plan is a non-qualified employee benefit plan in which the Company and the employee agree to share the costs and benefits of a whole life insurance policy. Under the plan, the Company pays all premiums due and is assigned a death benefit equal to the cumulative net premium contributed. During Fiscal 2000, $93,000 was recorded as compensation expense. At May 31,2000, the balance in the liability account was $62,000.

        The Company had entered into a management agreement, as amended, with a company owned by a former significant stockholder of the Company. The agreement provided for a management fee aggregating $350,000 annually. Payments under this agreement were made monthly. The Company incurred management fee expenses of $350,000 for the year ended May 31, 1998. The agreement terminated on May 31, 1998.

        License Agreements. The Company has commitments to pay minimum guaranteed royalties under license agreements for certain athletes aggregating approximately $632,000 at May 31, 2000. These agreements range from 1-3 years in duration and are payable through July 2003. Approximately $976,000, $978,000 and $544,000 were paid under such license agreements during the years ended May 31, 2000, 1999 and 1998, respectively.

        Foreign Currency Contracts. Global enters into foreign currency contracts from time to time to hedge against currency fluctuations for the purchase of U.S. dollars. At May 31, 2000, the Company had no foreign currency contracts outstanding. At May 31, 1999, the amount in foreign currency contracts approximated (pound sterling) 400,000.

        Third Party Manufacturing. No manufacturer accounted for more than 10% of third-party shoes manufactured for the Company during the three-year period ended May 31, 2000.

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

        At May 31, 2000, the Company has three stock-based compensation plans. No compensation cost has been recognized for fixed stock option plans consistent with the intrinsic value method. Had compensation cost for the Company's three stock-based compensation plans been recognized under SFAS Statement No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced as indicated in the pro forma amounts indicated below:

                                                MAY 31,         MAY 31,         MAY 31,
                                                 2000            1999            1998
                                              ----------      ----------      ----------
Pro forma net earnings (loss) ..........      $   11,435      $    7,951      $   (3,407)
Pro forma earnings (loss) per share
   Basic ...............................      $      .84      $      .60      $     (.26)
   Diluted .............................      $      .79      $      .58      $     (.26)

        The pro forma net earnings (loss) and per share amounts reflect only options granted from June 1, 1997 through May 31, 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of four to six years and compensation cost for options granted prior to January 1, 1996 is not considered.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2000, 1999 and 1998, respectively: expected volatility of 54% for Fiscal 2000, 55% for Fiscal 1999, and 53% for Fiscal 1998; risk-free interest rates ranging from 5.63 to 6.62 for Fiscal 2000, 4.42% to 5.54% for Fiscal 1999, and from 5.43% to 6.06% for Fiscal 1998; assumed dividend yield of zero for all three years; and expected lives of four and six years.

        1991 Plan. Under the 1991 Long-Term Incentive Plan the Company may grant to key employees incentive stock options, and to directors and consultants non-qualified stock options to purchase up to 2,300,000 shares of the Company's common stock until November 2001. Stock options granted under the plan are exercisable in varying amounts over the ten year term of the options, and the vesting periods accelerate for certain options upon certain events, but all such options become fully vested no later than five years after the date of grant. The exercise price for each option is equivalent to no less than the fair market value of the Company's common stock on the date the option was granted.

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

        A summary of the status of the Company's Vanstastic Plan as of May 31, 2000 and its 1991 Long-Term Incentive Plan as of May 31, 2000, 1999 and 1998 and changes during the years then ended are presented below:

                                                   2000                      1999                    1998
                                            --------------------     --------------------     --------------------
                                                        WEIGHTED                 WEIGHTED                 WEIGHTED
                                                         AVERAGE                  AVERAGE                  AVERAGE
                                            SHARES      EXERCISE     SHARES      EXERCISE     SHARES      EXERCISE
FIXED OPTIONS                                (000)        PRICE       (000)        PRICE       (000)        PRICE
-------------                               ------      --------     ------      --------     ------      --------
Outstanding at beginning of year .....       1,568       $ 7.60       1,106       $ 8.49       1,185       $ 8.88
Granted ..............................         307        10.69         529         6.76         243        10.03
Exercised ............................        (156)        7.43         (21)        6.41        (178)        5.68
Forfeited ............................        (131)        8.74         (46)        8.73        (144)        8.76
                                             -----                    -----                    -----
Outstanding at end of year ...........       1,588         8.14       1,568         7.60       1,106         8.49

Options exercisable at year-end ......         903                      788                      594

Weighted average fair value of
options granted during the year ......                   $ 5.52                   $ 6.75                   $ 9.53

        The following table summarizes information about fixed stock options outstanding at May 31, 2000:

                                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                     --------------------------------------------------------      ----------------------------------
                         OPTIONS            WEIGHTED AVG.                            OPTIONS
RANGE OF EXERCISE     OUTSTANDING AT          REMAINING         WEIGHTED AVG.      EXERCISABLE AT       WEIGHTED AVG.
    PRICES             MAY 31, 2000       CONTRACTUAL LIFE     EXERCISE PRICE       MAY 31, 2000       EXERCISE PRICE
-----------------    ---------------      ----------------     --------------      ------------        -------------
$5.75 - 9.75             144,858               2.87               $7.01               144,858                $6.88
$1.50 - 6.88             137,989               4.77               $5.22               137,989                $5.22
$4.50 - 9.25             124,215               5.41               $7.62               124,215                $7.62
$6.25 - 9.38             337,034               6.56               $9.26               290,954                $9.26
$8.53 - 9.56             128,942               7.37               $9.24                62,152                $9.24
$6.25 - 10.88            444,612               8.52               $6.74               133,599                $6.83
$6.75 - 15.00            270,530               9.22              $10.84                 9,270                $6.93
                       ---------                                                      -------
                       1,588,180                                                      903,037
                       =========                                                      =======

        Non-Qualified Plans. Under separate non-qualified stock option agreements, the Company has granted options to purchase 853,176 shares of the Company's stock at an exercise price ranging from $.17 to $9.38 per share. The excess, if any, of the fair market value of the Company's stock at the date of grant over the exercise price of the option was considered unearned compensation, which was amortized and charged to operations over the option's vesting period. As of May 31, 2000, 803,676 options had been exercised, and 37,960 options were exercisable under these agreements.

        In addition to the above plans, during the year ended May 31, 1993, the Board of Directors granted certain officers of the Company restricted stock awards representing an aggregate of 21,773 shares of common stock. The shares underlying the stock grants are outstanding at the date of grant. Generally, these shares become fully vested five years from the grant date and remain restricted and non-transferable until such date. During fiscal 1995, stock grants representing 4,000 shares were canceled and 4,000 shares were vested as part of a separation agreement. During the year ended May 31, 2000, no shares were sold and at May 31, 2000, stock awards representing 13,273 shares remained restricted.

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

12.     EXPORT SALES

        Sales to foreign unaffiliated customers, by major country through VFEL, were as follows:

                                        YEARS ENDED MAY 31,
                          ---------------------------------------------
                              2000             1999             1998
                          -----------      -----------      -----------
France .............      $21,987,000      $ 9,628,000      $ 5,922,000
Germany ............       14,319,000        7,506,000        3,957,000
Japan ..............        9,750,000        6,189,000       13,798,000
United Kingdom .....        7,334,000        9,165,000        6,863,000
Mexico .............        5,304,000        3,181,000        2,940,000
Canada .............        4,305,000        2,585,000        1,585,000
Argentina ..........        3,778,000        2,633,000        1,489,000
Australia ..........        2,644,000        1,948,000        1,188,000
Spain ..............        2,023,000        1,239,000        1,055,000
Switzerland ........        1,827,000        1,537,000          961,000
Other ..............       13,815,000       11,920,000       10,254,000
                          -----------      -----------      -----------
                          $87,086,000      $57,531,000      $50,012,000
                          ===========      ===========      ===========

        The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other non-tariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes that it has acted to reduce these risks by diversifying manufacturing among various countries, and within those countries, among various factories.

13. BUSINESS SEGMENTS, CONCENTRATION OF BUSINESS AND CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

                                         YEARS ENDED MAY 31,
                          ------------------------------------------------
                              2000              1999              1998
                          ------------      ------------      ------------
Retail .............      $ 77,761,000      $ 60,050,000      $ 46,984,000
Wholesale ..........       108,663,000        87,546,000        77,501,000
International ......        87,086,000        57,531,000        50,012,000
                          ------------      ------------      ------------
                          $273,510,000      $205,127,000      $174,497,000
                          ============      ============      ============

        The Company does not have any individual customers representing more than 10% of sales.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST           SECOND            THIRD            FOURTH
                                       QUARTER          QUARTER          QUARTER           QUARTER
                                     -----------      -----------      -----------       -----------
Fiscal year ended May 31, 2000:

Net Sales                            $82,151,000      $57,823,000      $67,756,000       $65,780,000
Gross Profit                          34,564,000       25,223,000       27,577,000        27,496,000
Earnings from operations               8,658,000        4,141,000        2,350,000         2,636,000
Net earnings                           5,935,000        2,666,000        1,712,000         1,774,000

Net income per share, basic          $      0.44      $      0.20      $      0.13       $      0.12
Net income per share, diluted        $      0.42      $      0.19      $      0.12       $      0.11

Fiscal year ended May 31, 1999:

Net Sales                            $65,504,000      $45,559,000      $45,517,000       $48,547,000
Gross Profit                          28,105,000       19,879,000       18,529,000        20,156,000
Earnings (loss) from operations        6,973,000        3,634,000         (191,000)       (1,198,000)
Net earnings                           4,738,000        2,533,000          636,000           818,000

Net income per share, basic          $      0.36      $      0.19      $      0.05       $      0.06
Net income per share, diluted        $      0.35      $      0.19      $      0.05       $      0.05

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Vans, Inc.:

        We have audited the accompanying consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vans, Inc. and subsidiaries as of May 31, 2000, and 1999, and the results of their operations and their cash flows for each year in the three-year period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


KPMG LLP
Orange County, California
July 24, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated herein by reference to the captions "Proposal 1 - Election of Directors," Information Relating to Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4, 7, and 15 of the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the caption "Executive Compensation and Other Information" on page 9 of the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Management and Certain Beneficial Owners" on page 2 of the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the caption "Certain Transactions" on page 15 of the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1) Financial Statements

        The Company's Financial Statements, and the Notes thereto, listed in the Index to Financial Information located at page F-1 of this Report, are set forth in Item 8 of this Report.

        (2)     Financial Statement Schedules

        The Financial Statement Schedule and the report of independent auditors thereon are set forth at pages F-2 and F-3 of this Report.

        (3)     Exhibits

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
  (5)2.1          Agreement of Merger between the Registrant and Van Doren
                  Rubber, dated July 31, 1991

  (2)2.1          Certificate of Ownership and Merger (Delaware) of Van Doren
                  Rubber into the Registrant, dated August 19, 1991

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
  (2)2.2          Certificate of Ownership (California) of the Registrant and
                  Van Doren Rubber, dated August 19, 1991

 (19)2.3          Agreement and Plan of Merger, dated July 10, 1998, between the
                  Registrant and Switch Manufacturing

  (2)3.1          Restated Certificate of Incorporation of the Registrant, dated
                  August 30, 1991

  (2)3.1.1        Certificate of Retirement of Class A and Class B Preferred
                  Stock of the Registrant, dated August 29, 1991

 (25)3.2 Amended and Restated By-laws of the Registrant, approved by the Board of Directors of the Registrant on May 18, 1999

  (5)3.3          Certificate of Designation of Preferences and Rights of Series
                  A Junior Participating Preferred Stock of the Registrant

     4.1          Reference is made to Exhibits 3.1 and 3.2

  (5)4.2          Specimen Stock Certificate

 (20)4.3          Amended and Restated Rights Agreement, dated as of May 18,
                  1999, by and between the Registrant and ChaseMellon
                  Shareholder Services as Rights Agent.

(18)10.1 Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Craig E. Gosselin, superseding his Employment Agreement, dated July 1, 1992

 (3)10.2          1991 Long-Term Incentive Plan

 (2)10.2.1        Amendment No. 1 to 1991 Long-Term Incentive Plan

 (2)10.2.2        Amendment No. 2 to 1991 Long-Term Incentive Plan

 (6)10.2.3        Amendment No. 3 to the 1991 Long-Term Incentive Plan

 (8)10.2.4        Amendment No. 4 to the 1991 Long-Term Incentive Plan

 (8)10.2.5        Amendment No. 5 to the 1991 Long-Term Incentive Plan

(13)10.2.6        Amendment No. 6 to the 1991 Long-Term Incentive Plan

(27)10.2.7        Amendment No. 7 to the 1991 Long-Term Incentive Plan

 (1)10.3 Employment Agreement, dated as of June 15, 2000, by and between the Registrant and Steven J. Van Doren, superseding his Employment Agreement, dated March 10, 1997

(25)10.4          Credit Agreement, dated as of July 13, 1999, among the
                  Registrant, Bank of America NT&SA and other lenders

 (1)10.4.1        Amendment Agreement to Original Credit Agreement, dated as of
                  April 11, 2000, among the Registrant, Bank of America, N.A.
                  and other lenders

 (1)10.4.2        Amended and Restated Credit Agreement, dated as of April 11,
                  2000, among the Registrant, Bank of America, N.A. and other lenders

(26)10.5 Employment Agreement, dated as of August 16, 1999, by and between the Registrant and Gary H. Schoenfeld, superseding his Agreement dated as of August 16, 1999, as amended

(10)10.6 Employment Agreement dated as of December 1, 1995, by and between Walter E. Schoenfeld and the Registrant

(14)10.6.1        Amendment No. 1 to the Employment Agreement of Walter E.
                  Schoenfeld

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
(24)10.6.2        Amendment No. 2 to the Employment Agreement of Walter E.
                  Schoenfeld

(25)10.6.3        Amendment No. 3 to the Employment Agreement of
                  Walter E. Schoenfeld

 (1)10.6.4        Amendment No. 4 to the Employment Agreement of Walter E.
                  Schoenfeld

(23)10.7 Employment Agreement, dated as of April 1, 1999, by and between Kyle B. Wescoat and the Registrant, superseding his Agreement dated February 14, 1996

 (1)10.8 Employment Agreement, dated as of July 27, 2000, by and between the Registrant and Charles C. Kupfer

(11)10.9 Standard Industrial/Commercial Single Tenant Lease - Gross, dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

 (1)10.9.1 Standard Industrial/Commercial Single Tenant Lease - Net, dated May 30, 2000, by and between the Registrant and Multilayer Technology Inc.

(11)10.10         Trust Under Vans, Inc. Deferred Compensation Plan, dated as of
                  June 3, 1996

(11)10.10.1       Amendment to Trust Under Vans, Inc. Deferred Compensation Plan

(11)10.11 Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

(12)10.12 Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant

(12)10.13         Construction Agreement between Wohl Venture One, LLC, a
                  Delaware limited liability company, and the Registrant

(28)10.14 Employment Agreement, dated as of December 3, 1999, by and between the Registrant and Jay E. Wilson, superseding his Agreement dated as of December 4, 1996

(25)10.15 Tour Title Sponsorship Agreement, dated as of January 1, 1998, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

(14)10.16         Amended and Restated Operating Agreement, dated January 1,
                  1997, by and among the Registrant, Gendler, Codikow & Carroll,
                  Kevin Lyman Production Services and Creative Artists Agency
                  (the "Operating Agreement")

(14)10.17         Side Letter to the Operating Agreement

(15)10.18         Share Sale and Purchase Option Agreement, dated November 20,
                  1996, by and among the Registrant and the shareholders of Global Accessories Limited

(18)10.19 Investor Rights Agreement, dated July 8, 1997, by and between the Registrant and The Zone Network, Inc.

(16)10.20 Employment Agreement, dated as of February 3, 1998, by and between the Registrant and Michael C. Jonte

 (1)10.21 Employment Agreement dated as of July 27, 2000, by and between the Registrant and Scott A. Brabson, superseding his Agreement dated as of October 29, 1997

(21)10.22 Surrender of Leasehold, dated as of September 14, 1998, by and between the Registrant and Pacific Gulf Properties, Inc.

(22)10.23 Employment Agreement, dated October 21, 1998, by and between the Registrant and Stephen M. Murray

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
(23)10.24         Employment Agreement dated March 15, 1999, by and between
                  the Registrant and Joseph D. Giles

 (1)10.25         2000 Long-Term Incentive Plan

 (1)10.26 Employment Agreement, dated as of July 19, 2000, by and between the Registrant and Arthur I. Carver

(26)10.27 Employment Agreement, dated as of January 20, 2000, by and between the Registrant and Charles A. Ponthier

(26)10.28 Employment Agreement, dated as of January 20, 2000, by and between the Registrant and Mark Smith

(27)10.29 Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Neal R. Lyons

(27)10.30 Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Chris D. Strain

(17)10.31         Vanstastic Employee Stock Option Plan

 (1)21            List of Subsidiaries

    23.1 Report on Schedule and Consent of Independent Auditors is set forth at page F-2 of this report

 (1)27            Financial Data Schedule

----------

(1)     Filed herewith.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1993, and incorporated herein by this reference

(4) Filed as an exhibit to the Registrant's Form 8-A Registration Statement (SEC File No. 0-19402), and incorporated herein by this reference

(5) Filed as an exhibit to the Registrant's Form 8-K, dated February 15, 1994, and incorporated herein by this reference

(6) Filed as an exhibit to the Registrant's Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(7) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995

(9) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 25, 1995, and incorporated herein by this reference

(10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 24, 1996, and incorporated herein by this reference

(11) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1996, and incorporated herein by this reference.

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, and incorporated herein by this reference.

(14) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 1, 1997, and incorporated herein by this reference.

(15) Filed as an exhibit to the Registrant's Form 8-K, dated November 20, 1996, and incorporated herein by this reference.

(16) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1998.

(17) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 29, 1997.

(18) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

(19)    Filed as an exhibit to the Registrant's Form 8-K, dated July 21, 1998.

(20) Filed as an exhibit to the Registrant's Form 8-A/A Registration Statement, filed with the SEC on June 28, 1999.

(21) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 29, 1998.

(22) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 28, 1998.

(23) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 27. 1999.

(24) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998.

(25) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1999.

(26) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 26, 2000.

(27) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 26, 1999.

(28) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 27, 1999.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarterly period ended May 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VANS, INC.

                                         (Registrant)

                                         /s/ Gary H. Schoenfeld
                                         ---------------------------------------
                                         By:  Gary H. Schoenfeld
Date:  August 29, 2000                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


/s/ Gary H. Schoenfeld                                                 Date: August 29, 2000
-----------------------------------------------
Gary H. Schoenfeld
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Walter E. Schoenfeld                                               Date: August 29, 2000
-----------------------------------------------
Walter E. Schoenfeld
Chairman of the Board and Director

/s/ Kyle B. Wescoat                                                    Date: August 29, 2000
-----------------------------------------------
Kyle B. Wescoat
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ George E. McCown                                                   Date: August 29, 2000
-----------------------------------------------
George E. McCown
Director

/s/ Wilbur J. Fix                                                      Date: August 29, 2000
-----------------------------------------------
Wilbur J. Fix
Director

/s/ James R. Sulat                                                     Date: August 29, 2000
-----------------------------------------------
James R. Sulat
Director

/s/ Kathleen M. Gardarian                                              Date: August 29, 2000
-----------------------------------------------
Kathleen M. Gardarian
Director

/s/ Lisa M. Douglas                                                    Date: August 29, 2000
-----------------------------------------------
Lisa M. Douglas
Director

/s/ Gerald Grinstein                                                   Date: August 29, 2000
-----------------------------------------------
Gerald Grinstein
Director

/s/ Charles G. Armstrong                                               Date: August 29, 2000
-----------------------------------------------
Charles G. Armstrong
Director

/s/ Leonard R. Wilkens                                                 Date: August 29, 2000
-----------------------------------------------
Leonard R. Wilkens
Director

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
  (5)2.1          Agreement of Merger between the Registrant and Van Doren
                  Rubber, dated July 31, 1991

  (2)2.1          Certificate of Ownership and Merger (Delaware) of Van Doren
                  Rubber into the Registrant, dated August 19, 1991

  (2)2.2          Certificate of Ownership (California) of the Registrant and
                  Van Doren Rubber, dated August 19, 1991

 (19)2.3          Agreement and Plan of Merger, dated July 10, 1998, between the
                  Registrant and Switch Manufacturing

  (2)3.1          Restated Certificate of Incorporation of the Registrant, dated
                  August 30, 1991

  (2)3.1.1        Certificate of Retirement of Class A and Class B Preferred
                  Stock of the Registrant, dated August 29, 1991

 (25)3.2 Amended and Restated By-laws of the Registrant, approved by the Board of Directors of the Registrant on May 18, 1999

  (5)3.3           Certificate of Designation of Preferences and Rights of Series
                  A Junior Participating Preferred Stock of the Registrant

     4.1          Reference is made to Exhibits 3.1 and 3.2

  (5)4.2          Specimen Stock Certificate

 (20)4.3          Amended and Restated Rights Agreement, dated as of May 18,
                  1999, by and between the Registrant and ChaseMellon
                  Shareholder Services as Rights Agent.

(18)10.1 Employment Agreement, dated as of March 10, 1997, by and between the Registrant and Craig E. Gosselin, superseding his Employment Agreement, dated July 1, 1992

 (3)10.2          1991 Long-Term Incentive Plan

 (2)10.2.1        Amendment No. 1 to 1991 Long-Term Incentive Plan

 (2)10.2.2        Amendment No. 2 to 1991 Long-Term Incentive Plan

 (6)10.2.3        Amendment No. 3 to the 1991 Long-Term Incentive Plan

 (8)10.2.4        Amendment No. 4 to the 1991 Long-Term Incentive Plan

 (8)10.2.5        Amendment No. 5 to the 1991 Long-Term Incentive Plan

(13)10.2.6        Amendment No. 6 to the 1991 Long-Term Incentive Plan

(27)10.2.7        Amendment No. 7 to the 1991 Long-Term Incentive Plan

 (1)10.3 Employment Agreement, dated as of June 15, 2000, by and between the Registrant and Steven J. Van Doren, superseding his Employment Agreement, dated March 10, 1997

(25)10.4          Credit Agreement, dated as of July 13, 1999, among the
                  Registrant, Bank of America NT&SA and other lenders

 (1)10.4.1        Amendment Agreement to Original Credit Agreement, dated as of
                  April 11, 2000, among the Registrant, Bank of America, N.A.
                  and other lenders

 (1)10.4.2        Amended and Restated Credit Agreement, dated as of April 11,
                  2000, among the Registrant, Bank of America, N.A. and other lenders

(26)10.5 Employment Agreement, dated as of August 16, 1999, by and between the Registrant and Gary H. Schoenfeld, superseding his Agreement dated as of August 16, 1999, as amended

(10)10.6 Employment Agreement dated as of December 1, 1995, by and between Walter E. Schoenfeld and the Registrant

(14)10.6.1        Amendment No. 1 to the Employment Agreement of Walter E.
                  Schoenfeld

(24)10.6.2        Amendment No. 2 to the Employment Agreement of Walter E.
                  Schoenfeld


EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
(25)10.6.3        Amendment No. 3 to the Employment Agreement of
                  Walter E. Schoenfeld

 (1)10.6.4        Amendment No. 4 to the Employment Agreement of Walter E.
                  Schoenfeld

(23)10.7 Employment Agreement, dated as of April 1, 1999, by and between Kyle B. Wescoat and the Registrant, superseding his Agreement dated February 14, 1996

 (1)10.8 Employment Agreement, dated as of July 27, 2000, by and between the Registrant and Charles C. Kupfer

(11)10.9 Standard Industrial/Commercial Single Tenant Lease - Gross, dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

 (1)10.9.1 Standard Industrial/Commercial Single Tenant Lease - Net, dated May 30, 2000, by and between the Registrant and Multilayer Technology Inc.

(11)10.10         Trust Under Vans, Inc. Deferred Compensation Plan, dated as of
                  June 3, 1996

(11)10.10.1       Amendment to Trust Under Vans, Inc. Deferred Compensation Plan

(11)10.11 Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

(12)10.12 Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant

(12)10.13         Construction Agreement between Wohl Venture One, LLC, a
                  Delaware limited liability company, and the Registrant

(28)10.14 Employment Agreement, dated as of December 3, 1999, by and between the Registrant and Jay E. Wilson, superseding his Agreement dated as of December 4, 1996

(25)10.15 Tour Title Sponsorship Agreement, dated as of January 1, 1998, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

(14)10.16         Amended and Restated Operating Agreement, dated January 1,
                  1997, by and among the Registrant, Gendler, Codikow & Carroll,
                  Kevin Lyman Production Services and Creative Artists Agency
                  (the "Operating Agreement")

(14)10.17         Side Letter to the Operating Agreement

(15)10.18         Share Sale and Purchase Option Agreement, dated November 20,
                  1996, by and among the Registrant and the shareholders of Global Accessories Limited

(18)10.19 Investor Rights Agreement, dated July 8, 1997, by and between the Registrant and The Zone Network, Inc.

(16)10.20 Employment Agreement, dated as of February 3, 1998, by and between the Registrant and Michael C. Jonte

 (1)10.21 Employment Agreement dated as of July 27, 2000, by and between the Registrant and Scott A. Brabson, superseding his Agreement dated as of October 29, 1997

(21)10.22 Surrender of Leasehold, dated as of September 14, 1998, by and between the Registrant and Pacific Gulf Properties, Inc.

(22)10.23 Employment Agreement, dated October 21, 1998, by and between the Registrant and Stephen M. Murray

(23)10.24 Employment Agreement, dated March 15, 1999, by and between the Registrant and Joseph D. Giles

 (1)10.25         2000 Long-Term Incentive Plan

 (1)10.26 Employment Agreement, dated as of July 19, 2000, by and between the Registrant and Arthur I. Carver

(26)10.27 Employment Agreement, dated as of January 20, 2000, by and between the Registrant and Charles A. Ponthier

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
(26)10.28         Employment Agreement, dated as of January 20, 2000, by and between the Registrant and Mark Smith

(27)10.29 Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Neal R. Lyons

(27)10.30 Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Chris D. Strain

(17)10.31         Vanstastic Employee Stock Option Plan

 (1)21            List of Subsidiaries

    23.1 Report on Schedule and Consent of Independent Auditors is set forth at page F-2 of this report

 (1)27            Financial Data Schedule

----------

(1)     Filed herewith.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference

(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1993, and incorporated herein by this reference

(4) Filed as an exhibit to the Registrant's Form 8-A Registration Statement (SEC File No. 0-19402), and incorporated herein by this reference

(5) Filed as an exhibit to the Registrant's Form 8-K, dated February 15, 1994, and incorporated herein by this reference

(6) Filed as an exhibit to the Registrant's Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(7) Filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995

(9) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 25, 1995, and incorporated herein by this reference

(10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 24, 1996, and incorporated herein by this reference

(11) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1996, and incorporated herein by this reference.

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 1996, and incorporated herein by this reference.

(14) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 1, 1997, and incorporated herein by this reference.

(15) Filed as an exhibit to the Registrant's Form 8-K, dated November 20, 1996, and incorporated herein by this reference.

(16) Filed as an exhibit to the Registrant's Form 8-K, dated December 17, 1996, and incorporated herein by this reference.

(17) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 29, 1997.

(18) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

(19)    Filed as an exhibit to the Registrant's Form 8-K, dated July 21, 1998.

(20) Filed as an exhibit to the Registrant's Form 8-A/A Registration Statement, filed with the SEC on June 28, 1999.

(21) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 29, 1998.

(22) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 28, 1998.

(23) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 27, 1999.

(24) Filed as an exhibit to the Registrant's Annual Repot on Form 10-K for the year ended May 31, 1998.

                         INDEX TO FINANCIAL INFORMATION


Consolidated Financial Statements:                               Page
                                                                 ----
Consolidated Balance Sheets as of May 31, 2000 and 1999           25

Consolidated Statements of Operations and Comprehensive
Earnings for the Years Ended May
31, 2000, 1999 and 1998                                           26

Consolidated Statements of Stockholders' Equity
for the Years Ended May 31, 2000, 1999 and 1998                   27

Consolidated Statements of Cash Flows
for the Years Ended May 31, 2000, 1999 and 1998                   28

Notes to Consolidated Financial Statements                        29

Independent Auditors' Report                                      42

Report on Schedule and Consent of Independent Auditors            F-2

Schedule II - Valuation and Qualifying Accounts and Reserves      F-3

All other schedules are omitted because they are not required, are not applicable, or the information is included the Consolidated Financial Statements or notes thereto.

           THE REPORT ON SCHEDULE AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Vans, Inc.:

        The audits referred to in our report dated July 24, 2000, included the related financial statement schedule as of May 31, 2000, and for each of the years in the three-year period ended May 31, 2000, incorporated by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We consent to incorporation by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. of our report dated July 24, 2000, relating to the consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2000, and the related schedule, which report appears in the May 31, 2000 annual report on Form 10-K of Vans, Inc.


/s/ KPMG LLP


KPMG LLP

Orange County, California
August 29, 2000

                                   SCHEDULE II

                 Valuation and Qualifying Accounts and Reserves

                                    Balance at
                                   Beginning of     Charge to Cost                            Balance at
                                      Period         and Expenses            Other           End of Period
                                   ------------     --------------           -----           -------------
Year end May 31, 1998:

Allowance for doubtful
accounts .....................      $ 1,399,589      $   697,926         $  (979,820)(a)      $ 1,117,695

Lower of cost or market
valuation allowance ..........      $   744,686      $         0         $  (107,140)         $   637,546

Year end May 31, 1999:

Allowance for doubtful
accounts .....................      $ 1,117,695      $   528,001         $  (213,482)(a)      $ 1,432,214

Lower of cost or market
valuation allowance ..........      $   637,546      $ 1,075,383(b)      $(1,031,331)(b)      $   681,598

Year end May 31, 2000:

Allowance for
doubtful accounts ............      $ 1,432,214      $   763,384         $  (165,411)(a)      $ 2,030,187

Lower of cost or market
valuation allowance ..........      $   681,598      $   784,427         $  (786,963)         $   679,062

--------

(a)     Charge-off of uncollectible accounts receivable.

(b) Represents reserves established in connection with the acquisition of consolidated subsidiaries.