Form 10-K/A
period 2000-05-31
VANS INC
filed 2000-09-21
CIK 877273

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

        Prelims. This line includes skate and surf-influenced, non-technical casual canvas and leather shoes which are mainly sold to family footwear and moderate department stores.

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

        The snowboard line includes technical outerwear, jackets and pants, sweaters, polyester fleece, T-shirts, hats, gloves and accessories. The line is endorsed by several professional snowboarders, including Sean Johnson and Jimmy Halopoff, and is primarily sold to snowboard specialty and sporting goods stores.

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

                                                               HIGH           LOW
                                                              ------         -----
                                                                  (IN DOLLARS)
FISCAL  YEAR  ENDED  MAY 31, 2000:
1st Quarter..........................................         12.75           9.63
2nd Quarter..........................................         13.00          10.25
3rd Quarter..........................................         16.44          11.56
4th Quarter..........................................         17.06          13.88

                                                               HIGH           LOW
                                                              ------         -----
                                                                  (IN DOLLARS)
FISCAL  YEAR  ENDED  MAY 31, 1999:
1st Quarter..........................................          11.75          6.38
2nd Quarter..........................................           9.75          5.25
3rd Quarter..........................................           7.81          5.06
4th Quarter..........................................          11.50          6.06

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             YEARS ENDED MAY 31,
                                                    -------------------------------------------------------------------------
                                                      2000           1999           1998               1997           1996
                                                    ---------      ---------      ---------          ---------      ---------
STATEMENT OF OPERATIONS DATA:
  Net sales ..................................      $ 273,510      $ 205,127      $ 174,497          $ 159,391      $ 117,407
  Net earnings (loss) ........................      $  12,087      $   8,725      $  (2,677)(1)      $  10,437      $   3,148


Earnings (loss) Per Share Information:

Basic:
  Net earnings (loss) per share before
      extraordinary item .....................      $    0.89      $    0.66      $   (0.20)(1)      $    0.81      $    0.42
  Weighted average common shares .............         13,603         13,290         13,284             12,963          9,747

Diluted:
Net earnings (loss) per share before
     extraordinary item ......................      $    0.84      $    0.64      $   (0.20)(1)      $    0.76      $    0.40
Weighted average common shares and
     equivalents .............................         14,468         13,667         13,284             13,805         10,406

BALANCE SHEET DATA:

  Total assets ...............................      $ 171,477      $ 130,538      $ 116,150          $ 105,824      $  90,461
  Long-term debt .............................      $  12,131      $   8,712      $   1,874          $     481      $     344
  Stockholders' equity .......................      $ 108,317      $  95,151      $  86,148          $  88,282      $  72,728

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   VANS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2000 AND 1999

                                                                             2000                1999
                                                                        -------------       -------------

                                     ASSETS
Current assets:
  Cash ...........................................................      $  15,516,337       $   7,777,192
  Accounts receivable, net of allowance for doubtful
    accounts and sales returns and allowances of $2,030,187
    and $1,432,214 at May 31, 2000 and 1999,
    respectively (note 12) .......................................         34,599,884          30,056,150
  Inventories (note 4) ...........................................         50,142,401          37,024,553
  Deferred income taxes (note 8) .................................          2,981,295           1,378,456
  Prepaid expenses ...............................................         11,924,998           7,823,767
                                                                        -------------       -------------
         Total current assets ....................................        115,164,915          84,060,118
Property, plant and equipment, net (notes 3, 5 and 9) ............         25,096,102          15,809,950
Property held for lease (notes 5 and 9) ..........................          4,704,639           4,601,326
Excess of cost over the fair value of net assets
acquired, net of accumulated amortization
of $37,113,248 and $35,695,857 at May 31, 2000 and 1999,
respectively .....................................................         23,523,328          23,126,700
Other assets .....................................................          2,988,900           2,939,623
                                                                        -------------       -------------
                                                                        $ 171,477,884       $ 130,537,717
                                                                        =============       =============
                                LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings (note 6) .................................      $  19,705,814       $   9,184,836
  Accounts payable ...............................................         11,878,439          10,600,870
  Accrued payroll and related expenses ...........................          6,814,877           2,132,446
  Accrued  interest ..............................................            636,682             479,210
  Restructuring costs (note 3) ...................................            204,014             730,141
  Income taxes payable ...........................................          5,224,656             343,698
                                                                        -------------       -------------
         Total current liabilities ...............................         44,464,482          23,471,201
  Deferred income taxes (note 8) .................................          3,313,308           2,090,536
  Capital lease obligations (notes 7 and 9) ......................             13,259              90,893
  Long-term debt (note 7) ........................................         12,130,773           8,712,129
                                                                        -------------       -------------
                                                                           59,921,822          34,364,759
                                                                        -------------       -------------

Minority interest ................................................          3,239,210           1,021,754

Stockholders' equity (notes 10 and 11):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized (1,500,000 shares designated as
    Series A Junior Participating Preferred Stock),
    none issued and outstanding ..................................                ---                 ---
  Common stock, $.001 par value, 20,000,000
    shares authorized, 13,761,839 and 13,238,567
    shares issued and outstanding at May 31, 2000 and
    1999, respectively ...........................................             13,762              13,235
  Accumulated other comprehensive income:
     Cumulative foreign translation adjustment ...................           (634,570)            (37,774)
     Unrealized loss on securities ...............................           (314,510)                 --
  Additional paid-in capital .....................................        104,474,904         102,092,026
  Retained earnings (accumulated deficit) ........................          4,777,266          (6,916,283)
                                                                        -------------       -------------
         Net stockholders' equity ................................        108,316,852          95,151,204

Commitments and contingencies (note 9)                                  -------------       -------------
                                                                        $ 171,477,884       $ 130,537,717
                                                                        =============       =============

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
                      THREE-YEAR PERIOD ENDED MAY 31, 2000


                                                                      2000                1999                1998
                                                                  -------------       -------------       -------------
Net sales (note 12) ........................................      $ 273,510,463       $ 205,127,113       $ 174,497,304
Cost of sales ..............................................        158,650,668         118,458,384         112,197,573
                                                                  -------------       -------------       -------------
  Gross profit .............................................        114,859,795          86,668,729          62,299,731
Operating expenses:
  Selling and distribution .................................         63,542,346          46,392,299          33,569,858
  Marketing, advertising and promotion .....................         20,227,988          20,684,827          17,137,722
  General and administrative ...............................         11,124,643           8,952,015           6,711,137
  Restructuring reserve expense (recovery) (note 3) ........                ---            (393,477)          8,212,238
  Provision for doubtful accounts ..........................            763,384             528,001             697,926
  Amortization of intangibles ..............................          1,416,857           1,287,029             933,208
                                                                  -------------       -------------       -------------
          Total operating expenses .........................         97,075,218          77,450,694          67,262,089
                                                                  -------------       -------------       -------------
          Earnings (loss) from operations ..................         17,784,577           9,218,035          (4,962,358)
Interest income ............................................            172,392             210,266             479,728
Interest and debt expense ..................................         (2,637,079)         (1,157,955)           (262,181)
Other income (note 2) ......................................          4,571,290           5,999,850           2,160,640
                                                                  -------------       -------------       -------------
  Earnings (loss) before income taxes and minority
     interest in income of consolidated
     subsidiaries ..........................................         19,891,180          14,270,196          (2,584,171)
Income tax expense (benefit) (note 8) ......................          6,800,000           4,851,867            (510,067)
Minority share of income ...................................          1,004,335             692,953             603,247
                                                                  -------------       -------------       -------------
Net earnings (loss) ........................................         12,086,845           8,725,376          (2,677,351)


Other comprehensive income (expense):
     Foreign currency translation adjustment, net of
     tax of $307,441 .......................................           (596,796)             14,774            (147,262)
     Unrealized loss on securities .........................           (314,510)                 --                  --
                                                                  -------------       -------------       -------------
Total comprehensive income (loss) ..........................      $  11,175,539       $   8,740,150       $  (2,824,613)
                                                                  =============       =============       =============
Per share information (note 2):
  Basic:
     Net earnings (loss) ...................................      $         .89       $         .66       $        (.20)
                                                                  =============       =============       =============
     Weighted average common shares ........................         13,603,013          13,289,540          13,283,674
  Diluted:
     Net earnings (loss) ...................................      $         .84       $         .64       $        (.20)
                                                                  =============       =============       =============
     Weighted average common and common
       equivalent shares ...................................         14,468,228          13,666,759          13,283,674

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

        On November 20, 1996, the Company acquired 51% of the outstanding Common Shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction (the "Global Acquisition"). In November 1998, 1999 and 2000 the Company acquired, in total, an additional 29% of the common shares of Global, to bring the total investment to 80%. The Global Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the fair market value of net assets acquired has been recorded as goodwill. The results of operations of Global have been included in the Company's consolidated statements of operations since the date of acquisition. The Company has reached an agreement with Global to acquire the remaining Global shares effective October 2, 2000.

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

        Long-Lived Assets. The Company accounts for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of assets if facts and circumstances suggest impairment. If this review indicates that the assets will not be recoverable from a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the assets would be reduced to its estimated fair market value, based on discounted cash flows.

        Advertising, Start-Up and Product Design and Development Costs. The Company charges all advertising costs, start-up costs and product design and development costs to expense as incurred.

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

        Stock-Based Compensation. The Company has continued to measure compensation cost of employee stock option plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make pro forma disclosures of net earnings and earnings per share as if the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied (see note 10).

        Business Segment Reporting. The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in the fiscal year ended May 31, 1999. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products, geographic areas and major customers, if applicable. Management of the Company has determined its reportable segments are strategic business units that are distinct distribution channels. Significant reportable business segments are the retail, wholesale and international channels. Information related to these segments is summarized in note 13.

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2000, 1999 and 1998, respectively: expected volatility of 54% for Fiscal 2000, 55% for Fiscal 1999, and 53% for Fiscal 1998; risk-free interest rates ranging from 5.63% to 6.62% for Fiscal 2000, 4.42% to 5.54% for Fiscal 1999, and from 5.43% to 6.06% for Fiscal 1998;
assumed dividend yield of zero for all three years; and expected lives of four and six years.

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

(27)10.30 Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Chris D. Strain

(17)10.31         Vanstastic Employee Stock Option Plan

 (1)21            List of Subsidiaries

    23.1 Report on Schedule and Consent of Independent Auditors is set forth at page F-2 of this report

 (1)27            Financial Data Schedule

----------

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2000, and incorporated herein by this reference

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

                                         VANS, INC.

                                         (Registrant)

                                         /s/ Craig E. Gosselin
                                         ---------------------------------------
                                         By:  Craig E. Gosselin
Date:  September 21, 2000                Vice President and General Counsel

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

(27)10.30 Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Chris D. Strain

(17)10.31         Vanstastic Employee Stock Option Plan

 (1)21            List of Subsidiaries

    23.1 Report on Schedule and Consent of Independent Auditors is set forth at page F-2 of this report

 (1)27            Financial Data Schedule

----------

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2000, and incorporated herein by this reference.

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


/s/ KPMG LLP


KPMG LLP

Orange County, California
September 21, 2000

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