Form 10-Q
period 2000-08-26
VANS INC
filed 2000-10-10
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 26, 2000 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,034,534 shares of Common Stock, $.001 par value, as of October 9, 2000.

                                            PART I
                                    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                          VANS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                         AUGUST 26, 2000 (UNAUDITED) AND MAY 31, 2000

                                                                         AUGUST 26,          MAY 31,
                                                                           2000                2000
                                                                       -------------       -------------
                                                               ASSETS
Current assets:
 Cash and cash equivalents ......................................      $   9,589,995       $  15,516,337
 Accounts receivable, net of allowance for doubtful accounts of
      $2,331,346 and $2,030,187 at August 26, 2000, and May 31,
      2000, respectively ........................................         57,872,485          34,599,884
 Inventories ....................................................         59,897,797          50,142,401
 Deferred tax assets ............................................          2,898,349           2,981,295
 Prepaid expenses ...............................................          9,620,030          11,924,998
                                                                       -------------       -------------
       Total current assets .....................................        139,878,656         115,164,915
Property, plant and equipment, net ..............................         27,965,156          25,096,102
Property held for lease .........................................          4,686,457           4,704,639
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $37,341,788 and $37,113,248 at
     August 26, 2000 and May 31, 2000, respectively .............         23,255,577          23,523,328
Other assets ....................................................          3,177,496           2,988,900
                                                                       -------------       -------------
       Total Assets .............................................      $ 198,963,342       $ 171,477,884
                                                                       =============       =============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings ..........................................      $  30,088,876       $  19,705,814
 Accounts payable ...............................................         13,151,194          11,878,439
 Accrued payroll and related expenses ...........................          5,310,530           6,814,877
 Accrued interest ...............................................            792,645             636,682
 Restructuring costs ............................................            204,014             204,014
 Income taxes payable ...........................................          9,106,319           5,224,656
                                                                       -------------       -------------
       Total current liabilities ................................         58,653,578          44,464,482
                                                                       -------------       -------------
Deferred tax liabilities ........................................          3,313,308           3,313,308
Capital lease obligations .......................................                 --              13,259
Long-term debt ..................................................         17,209,738          12,130,773
                                                                       -------------       -------------
       Total Liabilities ........................................         79,176,624          59,921,822
                                                                       -------------       -------------
Minority interest ...............................................          3,242,207           3,239,210
Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
      1,500,000 shares designated as Series A Participating
      Preferred Stock, none issued and outstanding ..............                 --                  --

 Common stock, $.001 par value, 20,000,000 shares authorized,
      13,854,157 and 13,761,839 shares issued and outstanding at
      August 26, 2000, and May 31, 2000, respectively ...........             13,854              13,762
 Cumulative foreign translation adjustment ......................           (640,809)           (634,570)
 Unrealized loss on securities ..................................           (228,706)           (314,510)
 Additional paid-in capital .....................................        105,025,715         104,474,904
 Retained earnings ..............................................         12,374,457           4,777,266
                                                                       -------------       -------------
       Total Stockholders' Equity ...............................        116,544,511         108,316,852
                                                                       -------------       -------------
 Total Liabilities and Stockholders' Equity .....................      $ 198,963,342       $ 171,477,884
                                                                       =============       =============

     See accompanying notes to condensed consolidated financial statements.

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
             THIRTEEN WEEKS ENDED AUGUST 26, 2000 AND AUGUST 28,1999
                                   (unaudited)

                                                             THIRTEEN WEEKS ENDED
                                                       ---------------------------------
                                                         AUGUST 26,          AUGUST 28,
                                                            2000                1999
                                                       -------------       -------------
Net sales .......................................      $ 100,621,348       $  82,914,974
Cost of sales ...................................         56,365,598          47,587,099
                                                       -------------       -------------

      Gross profit ..............................         44,255,750          35,327,875

Operating expenses:
    Selling and distribution ....................         19,149,100          14,893,782
    Marketing, advertising and promotion ........          8,015,787           7,534,102
    General and administrative ..................          3,701,522           2,991,357
    Provision for doubtful accounts .............            436,376             153,002
    Amortization of intangibles .................            371,462             333,715
                                                       -------------       -------------

      Total operating expenses ..................         31,674,247          25,905,958
                                                       -------------       -------------

      Earnings from operations ..................         12,581,503           9,421,917

Interest income .................................            (24,059)            (33,362)
Interest and debt expense .......................            751,268             422,876
Other (income) expense, net .....................           (355,443)           (416,939)
                                                       -------------       -------------

      Earnings before taxes .....................         12,209,737           9,449,342

Income tax expense ..............................          4,151,310           3,212,777
Minority share of income ........................            461,236             301,213
                                                       -------------       -------------

Net earnings ....................................          7,597,191           5,935,352

Other comprehensive income (expense), net of tax:
    Unrealized gain on securities ...............             85,804                  --
    Foreign currency translation adjustments ....             (6,239)             17,838
                                                       -------------       -------------

Comprehensive income ............................      $   7,676,756       $   5,953,190
                                                       =============       =============

Earnings per share information:
Basic:
Weighted average shares .........................         13,749,700          13,485,685

Net earnings per share ..........................      $        0.55       $        0.44
                                                       =============       =============
Diluted:
Weighted average shares .........................         14,709,046          14,210,716

Net earnings per share ..........................      $        0.52       $        0.42
                                                       =============       =============

      See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THIRTY-NINE WEEKS ENDED AUGUST 26, 2000 AND AUGUST 28,1999
                                   (unaudited)

                                                                                       AUGUST 26,        AUGUST 28,
                                                                                         2000               1999
                                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..................................................................      $  7,597,191       $  5,935,352
Adjustments to reconcile net earnings to net cash used in operating activities:
  Depreciation and amortization ...............................................         1,782,488          1,553,886
  Net loss on sale of equipment ...............................................               108                 --
  Minority share of income ....................................................           461,236            301,213
  Provision for losses on accounts receivable and sales returns ...............           436,376            153,002
  Deferred income taxes .......................................................            82,946             88,361
  Changes in assets and liabilities, net of effects of business acquisition:
    Accounts receivable .......................................................       (23,708,977)       (19,554,188)
    Inventories ...............................................................        (9,755,396)        (9,054,494)
    Prepaid expenses ..........................................................         2,304,968          1,173,864
    Other assets ..............................................................          (256,282)           (93,932)
    Accounts payable ..........................................................           637,817          3,545,385
    Accrued payroll and related expenses ......................................          (711,702)           632,671
    Income taxes payable ......................................................         3,881,663          2,832,357
                                                                                     ------------       ------------
       Net cash used in operating activities ..................................       (17,247,564)       (12,486,523)
                                                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ....................................        (4,227,435)        (3,470,500)
Proceeds from sale of (investment in) other companies .........................          (275,411)            37,885
Proceeds from sale of property, plant and equipment ...........................             8,800                 --
                                                                                     ------------       ------------
       Net cash used in investing activities ..................................        (4,494,046)        (3,432,615)
                                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings ...........................................        10,389,472         19,724,967
Payments on capital lease obligations .........................................           (15,005)           (53,859)
Proceeds from long term debt ..................................................         5,078,965            831,144
Consolidated subsidiary dividends paid to minority shareholders ...............          (182,828)                --
Proceeds from exercise of stock options .......................................           550,903                 --
                                                                                     ------------       ------------
       Net cash provided by financing activities ..............................        15,821,507         20,502,252
Effect of exchange rate changes on cash .......................................            (6,239)            36,844
                                                                                     ------------       ------------
       Net increase (decrease) in cash and cash equivalents ...................        (5,926,342)         4,619,958
Cash, beginning of period .....................................................        15,516,337          7,777,192
                                                                                     ------------       ------------
Cash, end of period ...........................................................      $  9,589,995       $ 12,397,150
                                                                                     ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest ..................................................................      $    553,997       $    115,664
    Income taxes ..............................................................      $    263,331       $         --


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

    Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.  Inventories are comprised of the following:

                                             AUGUST 26,           MAY 31,
                                                2000               2000
                                           ------------       ------------
            Work-in-process ...........    $    204,710       $    256,546

            Finished goods ............      60,633,733         50,564,917

            Less: valuation allowance..        (940,646)          (679,062)
                                           ------------       ------------
                                           $ 59,897,797       $ 50,142,401
                                           ============       ============

3. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. During the thirteen-week periods ended August 26, 2000, and August 28, 1999, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of all potentially dilutive common shares.

    The reconciliations of basic to diluted weighted average shares are as follows:

                                                     THIRTEEN WEEKS ENDED
                                                 ----------------------------
                                                  AUGUST 26,       AUGUST 28,
                                                     2000             1999
                                                 -----------      -----------
            Net earnings ....................    $ 7,597,191      $ 5,935,352
                                                 ===========      ===========
            Weighted average shares
             used in basic computation ......     13,749,700       13,485,685

            Dilutive stock options ..........        959,346          725,031
                                                 -----------      -----------
            Weighted average shares
             used for dilutive computation...     14,709,046       14,210,716
                                                 ===========      ===========

4. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

5. In Q4 Fiscal 1998, the Company provided $8,212,000 for restructuring related to the closure of its Vista, California manufacturing facility (the "Vista Facility") and the restructuring of its European operations. The estimated provision includes approximately $2,949,000 for two terminated international agreements and related costs, $2,184,000 for estimated loss on sale of plant equipment, $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the Vista Facility and prepare the site for a new tenant.

    The following table outlines the beginning balance of, and expenditures and adjustments to, the restructuring accrual during the first quarter of Fiscal 2001 ("Q1 Fiscal 2001"):

                                            MAY 31, 2000                                   AUGUST 26, 2000
                                              BALANCE          CASH            NON-CASH        BALANCE
                                            ------------    -----------      -----------   --------------
            European Restructuring:
            Termination of international
               distributors ............      $204,014      $        --      $        --      $204,014
            U.S. Restructuring:
            Plant closure costs ........            --               --               --            --
                                              --------      -----------      -----------      --------
            Total Restructuring Cost ...      $204,014      $                $                $204,014
                                              ========      ===========      ===========      ========

    During Q1 Fiscal 2001, the Company did not incur any expenditures related to the termination of two of the Company's international distributors in Europe or the closure of the Vista Facility.

6. The Company's operations are classified into three reportable segments: retail, wholesale and international. The Company evaluates performance based on segment revenues and consolidated operating income. The Company's reportable segments have distinct sales channels. Revenues for each business segment are summarized as follows:

                                     THIRTEEN WEEKS ENDED
                                ------------------------------
                                  AUGUST 26,        AUGUST 28,
                                    2000              1999
                                ------------      ------------
            Retail .........    $ 25,991,000      $ 19,721,000
            Wholesale ......      46,901,000        35,126,000
            International...      27,729,000        28,068,000
                                ------------      ------------
                                $100,621,000      $ 82,915,000
                                ============      ============

        The Company does not have any individual customers representing more than 10% of sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion contains forward-looking statements about the Company's revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like "believe," "anticipate," "expect," "estimate," "project," or words similar to those. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under the caption "Risk Factors" on page 8 of the Company's Annual Report on Form 10-K for the year ended May 31, 2000, as amended.

        The Company is a leading branded sports and lifestyle company which targets 10-24 year-old consumers through the sponsorship of Core Sports,(TM) such as skateboarding, snowboarding, surfing and wakeboarding, and major entertainment events and venues, such as the VANS Triple Crown(TM) Series, the VANS Warped Tour,(TM) the VANS World Amateur Skateboarding Championships, the world's largest VANS skateparks, and the VANS High Cascade Snowboard Camp,(TM) located at the base of Mt. Hood. The Company was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes. The Company is incorporated in Delaware.

        On November 20, 1996, the Company acquired 51% of the outstanding shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction. During Fiscal 1998, 1999 and 2000, the Company acquired another 29% of the Global common shares in exchange for Common Stock of the Company. The remaining 20% of the Global common shares were acquired by the Company on October 2, 2000 in exchange for 158,752 shares of the Company's Common Stock. The results of Global are consolidated in the Company's financial statements.

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

        The Company has also established a subsidiary in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), a subsidiary in Argentina, Vans Argentina S.A. ("Vans Argentina"), a subsidiary in Brazil, Vans Brazil S.A. ("Vans Brazil"), a subsidiary in Uruguay, Vans Uruguay, S.A. ("Vans Uruguay"), a subsidiary in Hong Kong, Vans Far East Limited ("VFEL"), through which the Company conducts its foreign sales operations, and a subsidiary in England, Vans Footwear Limited ("VFL"). The Company also co-owns two joint venture subsidiaries, Van Pac LLC and VASH, LLC, with Pacific Sunwear of California, Inc. and Sunglass Hut International, Inc. respectively. Finally, the Company is the sole member of Vans.com LLC, a Delaware limited liability company which owns and operates the Vans.com website. The results of these subsidiaries are also consolidated in the Company's financial statements.

RESULTS OF OPERATIONS

        QUARTERLY PERIOD ENDED AUGUST 26, 2000 ("Q1 FISCAL 2001") AS COMPARED TO QUARTERLY PERIOD ENDED AUGUST 28, 1999 ("Q1 FISCAL 2000")

Net Sales

        Net sales for Q1 Fiscal 2001 increased 21.4% to $100,621,000 from $82,915,000 for Q1 Fiscal 2000. The sales increase was driven by increased sales through the Company's wholesale and retail sales channels, as discussed below.

        Total U.S. sales, including sales through the Company's U.S. retail stores, increased 32.9% to $72,892,000 for Q1 Fiscal 2001 from $54,847,000 for Q1 Fiscal 2000. Total international sales, including sales through the Company's six European stores, were essentially flat at $27,729,000 for Q1 Fiscal 2001, versus $28,068,000 for Q1 Fiscal 2000.

        The increase in total U.S. sales resulted from (i) a 33.5% increase in domestic wholesale sales, and (ii) a 31.8% increase in sales through the Company's U.S. retail stores. The increase in wholesale sales was primarily due to increased penetration of existing accounts. The increase in U.S. retail store sales was driven by sales from (i) a net 20 new stores versus a year ago, including three skateparks, and (ii) an 8.6% increase in comparable store sales (which excludes revenue from skate sessions at the Company's skateparks). The decrease in international sales through VFEL was primarily due to the decline in certain European currencies, including the Euro. On a constant dollar basis, adjusting for such declines, international wholesale sales would have increased 8.1%. If European currencies continue to decline, the Company's European results of operations will continue to be adversely impacted.

Gross Profit

        Gross profit increased 25.3% to $44,256,000 in Q1 Fiscal 2001 from $35,328,000 in Q1 Fiscal 2000. As a percentage of net sales, gross profit increased to 44.0% for Q1 Fiscal 2001, versus 42.6% for Q1 Fiscal 2000. The gross profit improvement was primarily due to improved margins at retail and changes in channel mix in international sales.

Earnings from Operations

        The Company's earnings from operations increased 33.5% to $12,582,000 in Q1 Fiscal 2001 versus $9,422,000 in Q1 Fiscal 2000. Operating expenses in Q1 Fiscal 2001 increased 22.3% to $31,674,000 from $25,906,000 in Q1 Fiscal 2000, due primarily to the increases in selling and distribution, marketing, advertising and promotion and general and administrative expenses discussed below. As a percentage of sales, operating expenses increased from 31.2% to 31.5% on a year-to-year basis.

        Selling and distribution. Selling and distribution expenses increased 28.6% to $19,149,000 in Q1 Fiscal 2001 from $14,894,000 in Q1 Fiscal 2000, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 20 new stores, including three skateparks; and (ii) increased sales commissions and distribution costs due to the increase in sales discussed above.

        Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 6.4% to $8,016,000 in Q1 Fiscal 2001 from $7,534,000 in Q1 Fiscal 2000. The increase in marketing, advertising and promotion expenses was primarily due to: (i) increased advertising expenditures related to the back-to-school selling season; (ii) increased direct advertising and promotional expense in Europe; and (iii) increased costs associated with new events included in the VANS Triple Crown(TM) Series. These increases were partially offset by increased third party sponsorship of the Company's major entertainment events and venues.

        General and administrative. General and administrative expenses increased 23.7% to $3,702,000 in Q1 Fiscal 2001 from $2,991,000 in Q1 Fiscal 2000, primarily due to: (i) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; and (ii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights.

        Provision for doubtful accounts. The amount that was provided for bad debt increased to $436,000 in Q1 Fiscal 2001 from $153,000 in Q1 Fiscal 2000 primarily due to an increase in the allowance for doubtful accounts to correspond to the increase in accounts receivable which resulted from higher sales.

        Amortization of intangibles. Amortization of intangibles increased to $371,000 for Q1 Fiscal 2001 from $334,000 in Q1 Fiscal 2000, primarily due to the increase in goodwill associated with the acquisition of an additional 10% of the Global common shares which occurred in Q2 Fiscal 2000.

Interest Income

        Interest income declined to $24,000 in Q1 Fiscal 2001 versus $33,000 in Q1 Fiscal 2000 due to increased utilization of the Company's cash to fund its sales growth. The Company had no investment accounts at August 26, 2000.

Interest and Debt Expense

        Interest and debt expense increased to $751,000 for Q1 Fiscal 2001 from $423,000 in Q1 Fiscal 2000, primarily due to increased borrowings under the Company's credit facility to support its sales growth. See "--Liquidity and Capital Resources, Borrowings."

Other Income

        Other income primarily consists of royalties from the licensing of the Company's trademarks, exchange rate gains and losses, and rental income. Royalty income from the Company's distributor and licensee in Japan, International Trading Corporation ("ITC"), has been reclassed to net sales from other income for both Q1 Fiscal 2000 and Q1 Fiscal 2001. Other income decreased to $355,000 for Q1 Fiscal 2001 from $417,000 for Q1 Fiscal 2000, primarily due to (i) decreases in royalty income from the Company's licensees other than ITC; and
(ii) the expiration of a sublease. These decreases in income were partially offset by a decrease in exchange rate losses period-over-period.

Income Tax Expense

        Income tax expense increased to $4,151,000 in Q1 Fiscal 2001 from $3,213,000 in Q1 Fiscal 2000 as a result of the increase in earnings discussed above. The effective tax rate remained consistent, year-over-year, at 34.0%.

Minority Share of Income

        The Company had a minority share of income of $461,000 in Q1 Fiscal 2001 versus $301,000 for Q1 Fiscal 2000, primarily due the addition of the Van Pac LLC joint venture, which did not exist in the same period of the prior year. See "--General."

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        The Company finances its operations with a combination of cash flows from operations and borrowings under a credit facility. See "--Borrowings" below.

        The Company experienced an outflow of cash from operating activities of $17,248,000 during Q1 Fiscal 2001, compared to an outflow of $12,487,000 for Q1 Fiscal 2000. Cash used by operations for Q1 Fiscal 2001 primarily resulted from:
(i) an increase in net accounts receivable to $57,872,000 at August 26, 2000, from $34,600,000 at May 31, 2000, as described below; (ii) an increase in net inventory to $59,898,000 at August 26, 2000, from $50,142,000 at May 31, 2000, as described below; and (iii) a decrease in accrued payroll and related expenses. Cash outflows from operations for Q1 Fiscal 2001 were partially offset by the Company's earnings, the increased in income taxes payable the decrease in prepaid expenses and the add-back for depreciation and amortization. Cash outflows from operations in Q1 Fiscal 2000 primarily resulted from increases in accounts receivable and inventory.

        The Company had a net cash outflow from investing activities of $4,494,000 in Q1 Fiscal 2001, compared to a net cash outflow of $3,433,000 in Q1 Fiscal 2000. Q1 Fiscal 2001 outflows were primarily due to capital expenditures related to new retail store openings and skateparks. Cash used in investing activities for Q1 Fiscal 2000 was primarily related to new retail store openings.

        The Company had a net cash inflow from financing activities of $15,822,000 for Q1 Fiscal 2001, compared to a net cash inflow of $20,502,000 for Q1 Fiscal 2000, primarily due to short-term borrowings under the Company's credit facility and long-term debt incurred by the Company and the Company's South American subsidiaries. See "--Borrowings" below. Cash provided by financing activities in Q1 Fiscal 2000 was related to proceeds from short-term borrowings under the Company's credit facility.

        Accounts receivable, net of allowance for doubtful accounts, increased from $34,600,000 at May 31, 2000, to $57,872,000 at August 26, 2000, primarily due to an increase in the Company's domestic accounts receivable resulting from the increase in sales discussed above. Inventories increased to $59,898,000 at August 26, 2000, from $50,142,000 at May 31, 2000, primarily due to: (i) increased inventory held at the Company's distribution center in Santa Fe Springs, California to support increased domestic sales; (ii) increased inventory held by the Company's South American subsidiaries; and (iii) an increased number of finished goods held for sale at the Company's retail stores to support the net addition of 20 new stores, including three skateparks, and increased sales.

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

        Of the $15.0 million Term Loan: (i) approximately $5.0 million was disbursed at the closing of the Credit Facility to replace a portion of the Company's former credit facility used for the Company's stock repurchase program, which was completed in Fiscal 1999; (ii) approximately $3.0 million was disbursed in Q2 Fiscal 2000 for capital expenditures; and (iii) the remaining portion must be disbursed on or before January 31, 2001, or it will expire. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at LIBOR plus a margin for advances of one, two, three or six months, or a base rate of 9.5% as of August 26, 2000 for U.S. dollar advances.

        Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders. At August 26, 2000, the Company had drawn down and/or borrowed $40,034,000 under the Credit Facility and was in compliance with all financial and other convenants under the Credit Agreement.

        Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of such company ("Tavistock"). The loans evidenced by the note were made by Tavistock pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At August 26, 2000, the aggregate outstanding balance under the note was $2,399,000.

Current Cash Position

        The Company's cash position was $9,590,000 at August 26, 2000, compared to $15,516,000 at May 31, 2000. The Company believes that cash generated from operations, coupled with the Credit Facility, should be sufficient to meet its cash requirements for the next 12 months.*

Capital Resources

        As of August 26, 2000, the Company's material commitments for capital expenditures were primarily related to the opening and remodeling of retail stores and the opening of skateparks. In the remainder of Fiscal 2001, the Company plans to open approximately four new factory outlet retail stores, four full-price stores, and remodel six existing stores. The Company estimates the aggregate cost of all of these new stores and remodels to be between $1.5 million and $2.5 million.

        The Company currently intends to open three to four additional skateparks in the remainder of Fiscal 2001 and estimates the aggregate cost of its portion of these projects to be between $5.0 million and $6.0 million, since the landlords for these skateparks have agreed to pay a portion of the capital costs associated with the construction of the parks.

        The Company intends to utilize cash generated from operations and funds drawn down and/or borrowed under the Credit Facility to fulfill its capital expenditure requirements for the balance of Fiscal 2001.

Recent Accounting Pronouncements

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

-----------

* Note: This is a forward-looking statement regarding the currencies in which the Company does business. The Company's actual results regarding the Euro Conversion could differ materially if the Company begins to accept currencies other than the U.S. dollar.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Revolver bears interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on the Company's rate of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." The Company does not use derivative or other financial instruments to hedge its interest rate risks.

Foreign Currency Risk

        The Company operates its business and sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although the Company has most of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve Japan and Europe. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to twelve months. As of August 26, 2000, the Company had $800,000 outstanding in foreign exchange forward contracts, which were entered into to hedge specific transactions denominated in currencies other than the U.S. dollar.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Tour Title Sponsorship Agreement dated as of June 2000, by and between the Registrant and C.C.R.L., LLC

27 Financial Data Schedule

(b) Reports on 8-K.

The Company did not file any reports on Form 8-K during the quarterly period ended August 26, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VANS, INC.
                                 (Registrant)


Date: October 10, 2000           By: /s/ Gary H. Schoenfeld
                                    --------------------------------------
                                     GARY H. SCHOENFELD
                                     President and Chief Executive Officer

Date: October 10, 2000           By: /s/ Kyle B. Wescoat
                                    --------------------------------------
                                    KYLE B. WESCOAT
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBITS
     --------

        10.1 Tour Title Sponsorship Agreement, dated as of June 2000, by and between the Registrant and C.C.R.L., LLC

        27      Financial Data Schedule