Form 10-Q
period 2000-11-25
VANS INC
filed 2001-01-09
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 25, 2000 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,240,424 shares of Common Stock, $.001 par value, as of January 8, 2001.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 25, 2000 (UNAUDITED) AND MAY 31, 2000


                                                                           NOVEMBER 25,          MAY 31,
                                                                               2000               2000
                                                                          -------------       -------------
                                               ASSETS
Current assets:
   Cash and cash equivalents .......................................      $  11,919,642       $  15,516,337
   Accounts receivable, net of allowance for doubtful accounts of
      $2,270,392 and $2,030,187 at November 25, 2000,  and May 31,
      2000, respectively ...........................................         38,228,323          34,599,884
   Inventories .....................................................         61,721,063          50,142,401
   Deferred tax assets .............................................          2,865,118           2,981,295
   Prepaid expenses ................................................          7,994,074          11,924,998
                                                                          -------------       -------------
       Total current assets ........................................        122,728,220         115,164,915
  Property, plant and equipment, net ...............................         30,312,267          25,096,102
  Property held for lease ..........................................          4,669,990           4,704,639
  Excess of cost over the fair value of net assets acquired, net of accumulated  amortization  of $37,712,492 and $37,113,248 at
     November 25, 2000 and May 31, 2000, respectively ..............         25,339,110          23,523,328
  Other assets .....................................................          3,024,884           2,988,900
                                                                          -------------       -------------
       Total Assets ................................................      $ 186,074,471       $ 171,477,884
                                                                          =============       =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings ...........................................      $  22,985,926       $  19,705,814
   Accounts payable ................................................          6,736,581          11,878,439
   Accrued payroll and related expenses ............................          5,565,417           6,814,877
   Accrued interest ................................................            515,488             636,682
   Restructuring costs .............................................            204,014             204,014
   Income taxes payable ............................................          7,375,257           5,224,656
                                                                          -------------       -------------
       Total current liabilities ...................................         43,382,683          44,464,482
                                                                          -------------       -------------
  Deferred tax liabilities .........................................          3,313,308           3,313,308
  Capital lease obligations ........................................               --                13,259
  Long-term debt ...................................................         14,332,949          12,130,773
                                                                          -------------       -------------
       Total Liabilities ...........................................         61,028,940          59,921,822
                                                                          -------------       -------------
Minority interest ..................................................          2,799,048           3,239,210
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
      1,500,000 shares designated as Series A Participating
      Preferred Stock, none issued and outstanding .................               --                  --

Common stock, $.001 par value, 20,000,000 shares authorized,
      14,080,767 and 13,761,839 shares issued and outstanding at
      November 25, 2000, and May 31, 2000, respectively ............             14,080              13,762
Accumulated other comprehensive income .............................         (1,246,772)           (949,080)
Additional paid-in capital .........................................        108,158,656         104,474,904
Retained earnings ..................................................         15,320,519           4,777,266
                                                                          -------------       -------------
       Total Stockholders' Equity ..................................        122,246,483         108,316,852
                                                                          -------------       -------------
Total Liabilities and Stockholders' Equity .........................      $ 186,074,471       $ 171,477,884
                                                                          =============       =============


     See accompanying notes to condensed consolidated financial statements.

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
          THIRTEEN WEEKS ENDED NOVEMBER 25, 2000, AND NOVEMBER 27,1999
                                   (unaudited)


                                                                                     THIRTEEN WEEKS ENDED
                                                                                 --------------------------------
                                                                                 NOVEMBER 25,        NOVEMBER 27,
                                                                                    2000                1999
                                                                                 ------------      -------------
Net sales .................................................................      $ 73,233,648       $ 58,768,117
Cost of sales .............................................................        41,309,914         32,600,041
                                                                                 ------------       ------------

      Gross profit ........................................................        31,923,734         26,168,076

Operating expenses:
    Selling and distribution ..............................................        19,068,799         14,466,572
    Marketing, advertising and promotion ..................................         4,464,800          3,668,400
    General and administrative ............................................         2,625,172          2,421,180
    Provision for doubtful accounts .......................................            92,694            188,718
    Amortization of intangibles ...........................................           407,711            336,877
                                                                                 ------------       ------------

      Total operating expenses ............................................        26,659,176         21,081,747
                                                                                 ------------       ------------

      Earnings from operations ............................................         5,264,558          5,086,329

Interest income ...........................................................           (63,698)           (49,914)
Interest and debt expense .................................................           691,886            755,424
Other (income) expense, net ...............................................          (323,760)          (320,148)
                                                                                 ------------       ------------

      Earnings  before  income taxes and
      minority interest in income of
      consolidated subsidiaries ...........................................         4,960,130          4,700,967

Income tax expense ........................................................         1,686,445          1,598,329
Minority share of income ..................................................           327,623            436,563
                                                                                 ------------       ------------

Net earnings ..............................................................         2,946,062          2,666,075

Other comprehensive income (expense), net of tax:
    Unrealized loss on securities .........................................          (491,014)              --
    Foreign currency translation
    adjustments ...........................................................           113,757             23,722
                                                                                 ------------       ------------
Comprehensive income ......................................................      $  2,568,805       $  2,689,797
                                                                                 ============       ============

Earnings per share information:
Basic:
Weighted average shares ...................................................        14,029,305         13,538,197

Net earnings per share ....................................................      $       0.21       $       0.20
                                                                                 ============       ============
Diluted:
Weighted average shares ...................................................        14,954,786         14,270,342

Net earnings per share ....................................................      $       0.20       $       0.19
                                                                                 ============       ============

      See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
         TWENTY-SIX WEEKS ENDED NOVEMBER 25, 2000, AND NOVEMBER 27, 1999
                                   (unaudited)


                                                                 TWENTY-SIX WEEKS ENDED
                                                            --------------------------------
                                                             NOVEMBER 25,        NOVEMBER 27,
                                                                2000                 1999
                                                            -------------       -------------
Net sales ............................................      $ 173,854,996       $ 141,683,090
Cost of sales ........................................         97,675,512          80,187,140
                                                            -------------       -------------

    Gross profit .....................................         76,179,484          61,495,950

Operating expenses:
  Selling and distribution ...........................         38,217,900          29,355,854
  Marketing, advertising and promotion ...............         12,480,587          11,202,502
  General and administrative .........................          6,326,694           5,412,537
  Provision for doubtful accounts ....................            529,070             346,219
  Amortization of intangibles ........................            779,173             670,592
                                                            -------------       -------------

    Total operating expenses .........................         58,333,424          46,987,704
                                                            -------------       -------------
    Earnings from operations .........................         17,846,060          14,508,246

Interest income ......................................            (87,757)            (83,276)
Interest and debt expenses ...........................          1,443,154           1,178,300
Other income .........................................           (679,204)           (737,088)
                                                            -------------       -------------
    Earnings before income taxes and minority interest
    in income of consolidated subsidiaries ...........         17,169,867          14,150,310
                                                            -------------       -------------
Income tax expense ...................................          5,837,755           4,811,106
Minority share of income .............................            788,859             737,776
                                                            -------------       -------------

Net earnings .........................................         10,543,253           8,601,428

Other comprehensive income (expense), net of tax:
    Unrealized loss on securities ....................           (405,210)               --
    Foreign currency translation adjustment ..........            107,518              41,561
                                                            -------------       -------------
Comprehensive income .................................      $  10,245,561       $   8,642,989
                                                            =============       =============

Earnings per share information:
Basic:
Weighted average common shares .......................         13,889,503          13,511,941

Net earnings per share ...............................      $        0.76       $        0.64
                                                            =============       =============
Diluted:
Weighted average common shares .......................         14,831,916          14,240,529

Net earnings per share ...............................      $        0.71       $        0.60
                                                            =============       =============


      See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         TWENTY-SIX WEEKS ENDED NOVEMBER 25, 2000, AND NOVEMBER 27,1999
                                   (unaudited)


                                                                    NOVEMBER 25,       NOVEMBER 27,
                                                                       2000                1999
                                                                   --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..................................................      $ 10,543,253       $  8,601,428
Adjustments to reconcile net earnings to net cash used in
operating activities:
  Depreciation and amortization ...............................         3,751,263          2,878,025
  Net loss on sale of equipment ...............................            46,233             30,498
  Net gain on sale of investment ..............................          (615,165)              --
  Minority share of income ....................................           788,859            737,776
  Provision for losses on accounts receivable and sales returns           529,070            346,219
  Changes in assets and liabilities, net of effects of business acquisition:
    Accounts receivable .......................................        (3,761,109)        (6,500,671)
    Inventories ...............................................       (11,097,804)       (12,348,265)
    Deferred income taxes .....................................           116,177           (550,401)
    Prepaid expenses ..........................................         3,930,924           (839,823)
    Other assets ..............................................          (429,649)          (368,796)
    Accounts payable ..........................................        (5,776,794)        (4,380,450)
    Accrued payroll and related expenses ......................          (733,972)           852,383
    Restructuring costs .......................................              --             (102,524)

    Income taxes payable ......................................         2,150,601          3,990,309
                                                                     ------------       ------------
       Net cash used in operating activities ..................          (558,113)        (7,654,292)
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ....................        (8,138,564)        (7,621,240)
Proceeds from sale of (investment in) other companies .........          (618,935)            47,769
Proceeds  from sale of investment .............................           300,000               --
Proceeds from sale of property, plant and equipment ...........             8,800             11,255
                                                                     ------------       ------------
       Net cash used in investing activities ..................        (8,448,699)        (7,562,216)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings ...........................         3,286,522         14,791,058
Payments on capital lease obligations .........................           (15,005)          (108,918)
Proceeds from long term debt ..................................         2,202,176          4,219,066
Consolidated subsidiary dividends paid to minority shareholders          (408,744)          (360,992)
Proceeds from exercise of stock options .......................         1,114,908            393,196
                                                                     ------------       ------------
       Net cash provided by financing activities ..............         6,179,857         18,933,410
Effect of exchange rate changes on cash and cash equivalents ..          (769,740)            62,970
                                                                     ------------       ------------
       Net increase (decrease) in cash and cash equivalents ...        (3,596,695)         3,779,872
Cash and cash equivalents, beginning of period ................        15,516,337          7,777,192
                                                                     ------------       ------------
Cash and cash equivalents, end of period ......................      $ 11,919,642       $ 11,557,064
                                                                     ============       ============


SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest ..................................................      $  1,401,921       $    686,774
    Income taxes ..............................................      $  3,730,172       $  1,137,729
NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
 Increase in investment in consolidated subsidiary
   Fair value of net assets acquired ..........................           477,638            145,967
   Stock issued ...............................................         2,569,320          1,273,339

     Stock received from sale of investment ...................           650,562               --



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

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.   Inventories are comprised of the following:


                                       NOVEMBER 25,         MAY 31,
                                          2000                2000
                                      ------------       ------------
       Work-in-process .........      $    324,112       $    256,546
       Finished goods ..........        62,087,686         50,564,917
       Less: valuation allowance          (690,735)          (679,062)
                                      ------------       ------------
                                      $ 61,721,063       $ 50,142,401
                                      ============       ============


3. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. During the thirteen week and twenty-six week periods ended November 25, 2000, and November 27, 1999, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of all dilutive stock options.

     The reconciliations of basic to diluted weighted average shares are as follows:


                                                       THIRTEEN WEEKS ENDED                      TWENTY-SIX WEEKS ENDED
                                                 NOVEMBER 25,          NOVEMBER 27,          NOVEMBER 25,          NOVEMBER 27,
                                                    2000                  1999                  2000                  1999
                                                 ------------          ------------          ------------          ------------
          Net earnings......................     $  2,946,062          $  2,666,075          $ 10,543,253          $  8,601,428
                                                 ============          ============          ============          ============
          Weighted average shares
           used in basic computation........       14,029,305            13,538,197            13,889,503            13,511,941

          Dilutive stock options............          925,481               732,145               942,413               728,588
                                                 ------------          ------------          ------------          ------------
          Weighted average shares
           used for dilutive computation....       14,954,786            14,270,342            14,831,916            14,240,529
                                                 ============          ============          ============          ============


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

     The following table outlines the beginning balance of, and expenditures and adjustments to, the restructuring accrual during the second quarter of Fiscal 2001 ("Q2 Fiscal 2001"):


                                               AUGUST 26, 2000                                  NOVEMBER 25, 2000
                                                    BALANCE           CASH          NON-CASH          BALANCE
                                               ---------------   -------------    ------------  ------------------
         European Restructuring:
         Termination of international
            distributors...................         $ 204,014        $      --      $      --          $ 204,014
         U.S.Restructuring:
         Plant closure costs...............                --               --             --                 --
                                                    ---------        ---------      ---------          ---------
         Total Restructuring Cost..........         $ 204,014        $              $                  $ 204,014
                                                    =========        =========      =========          =========

    During Q2 Fiscal 2001, the Company did not incur any expenditures related to the termination of two of the Company's international distributors in Europe or the closure of the Vista Facility.

6. The Company's operations are classified into three reportable segments: retail, wholesale and international. The Company evaluates performance based on segment revenues and consolidated operating income. The Company's reportable segments have distinct sales channels. Revenues for each business segment are summarized as follows:

                            THIRTEEN WEEKS ENDED                       TWENTY-SIX WEEKS ENDED
                     NOVEMBER 25,          NOVEMBER 27,          NOVEMBER 25,          NOVEMBER 27,
                         2000                  1999                  2000                  1999
                 --------------------  --------------------  --------------------  ------------------
 Retail......         $24,690,000           $17,325,000           $50,681,000           $37,046,000
 Wholesale...
                       27,422,000            23,268,000            74,201,000            58,394,000
 International         21,122,000            18,175,000            48,973,000            46,243,000
                      -----------           -----------           -----------           -----------
                      $73,234,000           $58,768,000           $173,855,000          $141,683,000
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

    On November 20, 1996, the Company acquired 51% of the outstanding shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom ("Global"), in a stock-for-stock transaction. During Fiscal 1998, 1999 and 2000, the Company acquired another 29% of the Global common shares in exchange for Common Stock of the Company. The remaining 20% of the Global common shares were acquired by the Company on October 2, 2000, in exchange for 158,752 shares of the Company's Common Stock. The results of Global are consolidated in the Company's financial statements.

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

    On July 29, 1999, the Company acquired all of the outstanding capital stock of High Cascade Snowboard Camp, Inc., an Oregon corporation ("High Cascade"), and its sister company, Snozone Boarding and Video, Inc., an Oregon corporation, through mergers of the two companies with and into a wholly-owned subsidiary of the Company. High Cascade, located at the base of Mount Hood in Oregon, is the leading summer snowboarding camp in the world. The consideration exchanged by the Company consisted of the issuance of 236,066 shares of the Company's Common Stock. The results of the two companies are consolidated in the Company's financial statements.

    The Company has also established a subsidiary in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"), a subsidiary in Argentina, Vans Argentina S.A. ("Vans Argentina"), a subsidiary in Brazil, Vans Brazil S.A. ("Vans Brazil"), a subsidiary in Uruguay, Vans Uruguay, S.A. ("Vans Uruguay"), a subsidiary in Hong Kong, Vans Far East Limited ("VFEL"), through which the Company conducts its foreign sales operations, and a subsidiary in England, Vans Footwear Limited ("VFL"). The Company also co-owns two joint venture subsidiaries, Van Pac, LLC and VASH, LLC, with Pacific Sunwear of California, Inc. and Sunglass Hut International, Inc., respectively. Finally, the Company is the sole member of Vans.com LLC, a Delaware limited liability company which owns and operates the Vans.com website. The results of these subsidiaries are consolidated in the Company's financial statements.

RESULTS OF OPERATIONS

QUARTERLY PERIOD ENDED NOVEMBER 25, 2000 ("Q2 FISCAL 2001"), AS COMPARED TO QUARTERLY PERIOD ENDED NOVEMBER 27, 1999 ("Q2 FISCAL 2000")

Net Sales

    Net sales for Q2 Fiscal 2001 increased 24.6% to $73,234,000 from $58,768,000 for Q2 Fiscal 2000. The sales increase was driven by increased sales through all three of the Company's sales channels, as discussed below.

    Total U.S. sales, including sales through the Company's U.S. retail stores, increased 28.4% to $52,112,000 for Q2 Fiscal 2001 from $40,593,000 for Q2 Fiscal 2000. Total international sales, including sales through the Company's six European stores, increased 16.2% to $21,122,000 for Q2 Fiscal 2001, versus $18,175,000 for Q2 Fiscal 2000.

    The increase in total U.S. sales resulted from (i) a 17.9% increase in domestic wholesale sales, and (ii) a 42.5% increase in sales through the Company's U.S. retail stores. The increase in wholesale sales was primarily due to increased penetration of existing accounts. The increase in U.S. retail store sales was driven by sales from (i) a net 13 new stores versus a year ago, including three skateparks, and (ii) a 16.8% increase in comparable store sales (which excludes revenue from concessions and skate sessions at the Company's skateparks). European sales through VFEL were adversely impacted by an 18% decline in the euro, year-over-year. On a constant dollar basis, international wholesale sales would have increased 24%. If the euro remains at levels similar to those experienced in Q2 Fiscal 2001, the Company's European results of operations will continue to be adversely impacted.

Gross Profit

    Gross profit increased 22.0% to $31,924,000 in Q2 Fiscal 2001 from $26,168,000 in Q2 Fiscal 2000. As a percentage of net sales, gross profit decreased to 43.6% for Q2 Fiscal 2001, versus 44.5% for Q2 Fiscal 2000. The gross profit decrease was primarily due to the decline in the euro discussed above. This decrease was partially offset by an increase in royalties, year-over-year.

Earnings from Operations

    The Company's earnings from operations increased 3.5% to $5,265,000 in Q2 Fiscal 2001, versus $5,086,0000 in Q2 Fiscal 2000. Operating expenses in Q2 Fiscal 2001 increased 26.5% to $26,659,000 from $21,082,000 in Q2 Fiscal 2000, due primarily to the increases in selling and distribution, marketing, advertising and promotion, and general and administrative expenses discussed below. As a percentage of sales, operating expenses increased from 35.9% to 36.4% on a year-to-year basis.

    Selling and distribution. Selling and distribution expenses increased 33.3% to $19,069,000 in Q2 Fiscal 2001 from $14,309,000 in Q2 Fiscal 2000, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 13 new stores, including three skateparks; and (ii) increased salaries, sales commissions and distribution costs to support the increase in sales discussed above.

    Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 21.7% to $4,465,000 in Q2 Fiscal 2001 from $3,668,000 in Q2 Fiscal 2000. The increase in marketing, advertising and promotion expenses was primarily due to: (i) increased direct advertising and promotional expense in Europe; (ii) increased advertising expenditures related to the back-to-school and holiday selling seasons; and (iii) increased costs associated with the VANS Triple Crown(TM) Series. These increases were partially offset by increased third party sponsorship of the Company's major entertainment events and venues.

    General and administrative. General and administrative expenses increased 8.4% to $2,625,000 in Q2 Fiscal 2001 from $2,421,000 in Q2 Fiscal 2000, primarily due to: (i) increased professional fees for international tax consulting; (ii) increased labor and other employee-related expenses to support the Company's sales growth; and (iii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights.

    Provision for doubtful accounts. The amount that was provided for bad debt decreased to $93,000 in Q2 Fiscal 2001 from $346,000 in Q2 Fiscal 2000, primarily due to better-than-expected collection of past due accounts.

    Amortization of intangibles. Amortization of intangibles increased to $408,000 for Q2 Fiscal 2001 from $337,000 in Q2 Fiscal 2000, primarily due to the increase in goodwill associated with the acquisition of the remaining 20% of the Global common shares on October 2, 2000. See "--General."

Interest Income

    Interest income increased to $64,000 in Q2 Fiscal 2001, versus $50,000 in Q2 Fiscal 2000 due to higher cash balances throughout Q2 Fiscal 2001 in Europe and overall improved cash management. The Company had no investment accounts at November 25, 2000.

Interest and Debt Expense

    Interest and debt expense decreased to $692,000 for Q2 Fiscal 2001 from $755,000 in Q2 Fiscal 2000, primarily due to decreased borrowings under the Company's credit facility. See "--Liquidity and Capital Resources, Borrowings."

Other Income

    Other income primarily consists of royalties from the licensing of the Company's trademarks, exchange rate gains and losses, and rental income. Royalty income from the Company's distributor and licensee for Japan, International Trading Corporation ("ITC"), has been reclassed to net sales from other income for both Q2 Fiscal 2000 and Q2 Fiscal 2001. Other income increased to $324,000 for Q2 Fiscal 2001 from $320,000 for Q2 Fiscal 2000, primarily due to the sale of the Company's interest in the VANS Warped Tour (TM). This increase was partially offset by increased exchange rate losses generated by the decline in the value of most European currencies, particularly the euro.

Income Tax Expense

    Income tax expense increased to $1,686,000 in Q2 Fiscal 2001 from $1,598,000 in Q2 Fiscal 2000 as a result of the increase in earnings discussed above. The effective tax rate remained consistent, year-over-year, at 34.0%.

Minority Share of Income

    Minority share of income decreased to $328,000 in Q2 Fiscal 2001 from $437,000 for Q2 Fiscal 2000, primarily due to the decreased minority ownership of Global and the loss incurred by Vans Brazil. These decreases were partially offset by the increased profitability of the Company's other Latin America subsidiaries and Van Pac, LLC.

TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 25, 2000 ("FISCAL 2001 SIX MONTHS"), AS COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 27, 1999 ("FISCAL 2000 SIX MONTHS")

Net Sales

    Net Sales for the Fiscal 2001 Six Months increased 22.7% to $173,855,000, as compared to $141,683,000 for the same period in Fiscal 2000. The sales increase was driven by increased sales through all of the Company's sales channels, as discussed below.

    Total U.S. sales, including sales through the Company's U.S. retail stores, increased 30.9% to $124,882,000 for the Fiscal 2001 Six Months from $95,440,000 for the same period a year ago. Total international sales increased 5.9% to $48,973,000 for the Fiscal 2001 Six Months, as compared to $46,243,000 for the same period a year ago.

    The increase in total U.S. sales resulted from (i) a 27.1% increase in domestic wholesale sales as the Company increased penetration of existing accounts, and (ii) a 36.8% increase in sales through the Company's U.S. retail stores. The increase in U.S. retail store sales was driven by sales from a net 13 new stores versus a year ago, including three skateparks, and a 12.4% increase in comparable store sales. The increase in international sales through VFEL was primarily due to increased sales in Latin America, Japan and Europe. The increase in European sales were partially offset by the decline in the euro, year-over-year, discussed above.

Gross Profit

    Gross profit increased 23.9% to $76,179,000 in the Fiscal 2001 Six Months from $61,496,000 in the same period of Fiscal 2000. As a percentage of net sales, gross profit increased to 43.8% for the Fiscal 2001 Six Months from 43.4% for the same period of Fiscal 2000. The increase in gross profit as a percentage of sales, was primarily due to a change in sales mix (e.g. higher-margin retail sales made up 29.2% of total net sales in the Fiscal 2001 Six Months, versus 26.1% in the same period a year ago), and the increase in royalties, year-over-year, from ITC, partially offset by a decline in gross profit in Europe due to the decline in the euro.

Earnings from Operations

    Earnings from operations increased 23.0% to $17,846,000 in the Fiscal 2001 Six Months from $14,508,000 in the same period of Fiscal 2000. Operating expenses in the Fiscal 2001 Six Months increased 24.1% to $58,333,000 from $46,988,000 in the same period a year ago, primarily due to a $9,277,000 increase in selling and distribution expense, a $1,278,000 increase in marketing, advertising and promotion expense, and a $914,000 increase in general and administrative expenses, as discussed below. As a percentage of sales, operating expenses increased slightly from 33.2% to 33.6% on a year-to-year basis.

    Selling and distribution. Selling and distribution expenses increased 32.1% to $38,218,000 in the Fiscal 2001 Six Months from $28,941,000 in the same period a year ago, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 13 new stores, including three new skateparks; and (ii) increased salaries, commissions and distribution costs required to support the Company's U.S. sales growth.

    Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 11.4% to $12,481,000 in the Fiscal 2001 Six Months from $11,203,000 in the same period a year ago, primarily due to: (i) higher print and television advertising expenditures related to the back-to-school selling season; (ii) increased direct advertising and promotional expense in Europe; and
(iii) increased costs associated with new events included in the VANS Triple Crown(TM) Series. These increases were partially offset by increased third party sponsorship of the Company's major entertainment events and venues.

    General and administrative. General and administrative expenses increased 16.9% to $6,327,000 in the Fiscal 2001 Six Months from $5,413,000 in the same period a year ago, primarily due to: (i) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (ii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights; and (iii) increased professional fees for international tax consulting.

    Provision for doubtful accounts. The amount that was provided for bad debt expense in the Fiscal 2001 Six Months decreased to $529,000 from $761,000 in the same period a year ago for the same reasons discussed under the caption "--Provision for doubtful accounts" for Q2 Fiscal 2001.

Interest Income

    Interest income increased to $88,000 during the Fiscal 2001 Six Months from $83,000 in the same period of the prior year for the same reasons discussed under the caption "--Interest Income" for Q2 Fiscal 2001.

Interest and Debt Expense

    Interest and debt expense increased to $1,443,000 for the Fiscal 2001 Six Months from $1,178,000 in the same period a year ago, primarily due to increased borrowings under the Company's credit facility. See "--Liquidity and Capital Resources, Borrowings."

Other Income

    Other income decreased to $679,000 for the Fiscal 2001 Six Months from $737,000 for the same period a year ago, primarily due to exchange rate losses incurred from the decline in the value of the euro, partially offset by the sale of the Company's interest in the

VANS Warped Tour(TM) and increased royalty income from the Company's licensees. Royalty income from ITC has been reclassed to net sales from other income for both the Fiscal 2001 Six Months and the Fiscal 2000 Six Months.


Income Tax Expense

    Income tax expense increased to $5,838,000 for the Fiscal 2001 Six Months from $4,811,000 for the same period in Fiscal 2000 as a result of the higher earnings discussed above. The effective tax rate remained consistent, year-over-year, at 34.0%.

Minority Share of Income

    Minority interest increased to $789,000 for the Fiscal 2001 Six Months from $738,000 for the same period a year ago, primarily due to: (i) the increased profitability of Van Pac, LLC; and (ii) the inclusion of VASH, LLC, which did not exist in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows

    The Company finances its operations with a combination of cash flows from operations and borrowings under a credit facility. See "--Borrowings" below.

    The Company experienced an outflow of cash from operating activities of $558,000 during the Fiscal 2001 Six Months, compared to an outflow of $7,654,000 for the same period a year ago. Cash used from operations for the Fiscal 2001 Six Months primarily resulted from: (i) an increase in net accounts receivable to $38,228,000 at November 25, 2000, from $34,600,000 at May 31,
2000, as described below; (ii) an increase in net inventory to $61,721,000 at November 25, 2000, from $50,142,000 at May 31, 2000, as described below; and
(iii) a decrease in accounts payable, accrued payroll and related expenses. Cash outflows from operations for the Fiscal 2001 Six Months were partially offset by the Company's earnings, the increase in income taxes payable, the decrease in prepaid expenses, and the add-back for depreciation and amortization. Cash outflows from operations in the Fiscal 2000 Six Months primarily resulted from increases in accounts receivable and inventory and a reduction in accounts payable.

    The Company had a net cash outflow from investing activities of $8,449,000 in the Fiscal 2001 Six Months, compared to a net cash outflow of $7,562,000 in the same period a year ago. The Fiscal 2001 Six Months outflows were primarily due to capital expenditures related to new retail store openings and skateparks. Cash used in investing activities for the Fiscal 2000 Six Months was primarily related to new retail store openings.

    The Company had a net cash inflow from financing activities of $6,180,000 for the Fiscal 2001 Six Months, compared to a net cash inflow of $18,933,000 for the same period a year ago, primarily due to short-term borrowings under the Company's credit facility and long-term debt incurred by the Company and the Company's South American subsidiaries. See "--Borrowings" below. Cash provided by financing activities in the Fiscal 2000 Six Months was primarily related to proceeds from short-term borrowings under the Company's credit facility.

    Accounts receivable, net of allowance for doubtful accounts, increased from $34,600,000 at May 31, 2000, to $38,228,000 at November 25, 2000, primarily due to an increase in the Company's domestic accounts receivable resulting from the increase in sales discussed above. Inventories increased to $61,721,000 at November 25, 2000, from $50,142,000 at May 31, 2000, primarily due to: (i) increased inventory held at the Company's distribution center in Santa Fe Springs, California to support increased domestic sales; and (ii) an increased number of finished goods held for sale at the Company's retail stores to support the net addition of 13 new stores, including three skateparks, and increased sales.

    Borrowings

    The Company maintains a $78.0 million unsecured credit facility (the "Credit Facility") pursuant to a credit agreement (the "Credit Agreement") with several lenders (the "Lenders"). The Credit Facility permits the Company to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases.

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

    Of the $15.0 million Term Loan: (i) approximately $5.0 million was disbursed at the closing of the Credit Facility to replace a portion of the Company's former credit facility used for the Company's stock repurchase program, which was completed in Fiscal 1999; (ii) approximately $3.0 million was disbursed in Q2 Fiscal 2000 for capital expenditures; and (iii) the remaining portion was disbursed in Q1 Fiscal 2001 for capital expenditures. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at (i) LIBOR plus a margin for advances of one, two, three or six months, or (ii) a base rate of 9.5% as of November 25, 2000, for U.S. dollar advances.

    Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders. At November 25, 2000, the Company had drawn down and/or borrowed $40,034,000 under the Credit Facility and was in compliance with all financial and other convenants under the Credit Agreement.

    Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of such company ("Tavistock"). The loans evidenced by the note were made by Tavistock pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At November 25, 2000, the aggregate outstanding balance under the note was $2,410,000.

    Current Cash Position

    The Company's cash position was $11,920,000 at November 25, 2000, compared to $15,516,000 at May 31, 2000. The Company believes that it may need to increase the Credit Facility to meet the cash requirements for its projected sales growth over the next 12 months.*

    Capital Resources

    As of November 25, 2000, the Company's material commitments for capital expenditures were primarily related to the opening and remodeling of retail stores and the opening of skateparks. In the remainder of Fiscal 2001, the Company plans to open approximately two new factory outlet retail stores, one to three full-price stores, and remodel two to four existing stores. The Company estimates the aggregate cost of all of these new stores and remodels to be between $1.0 million and $2.0 million.

    The Company currently intends to open two to three additional skateparks in the remainder of Fiscal 2001 and estimates the aggregate cost of its portion of these projects to be between $3.5 million and $4.5 million, since the landlords for these skateparks have agreed to pay a portion of the capital costs associated with the construction of the parks.

    In addition, the Company plans to expand its corporate offices located in Santa Fe Springs, California. The Company estimates the cost of this expansion to be approximately $500,000.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the third quarter of Fiscal 2001. The Company does not currently believe the adoption of SAB 101 will have a material impact on its financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk

    The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Revolver and the Term Loan bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on the Company's rate of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $400,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balances of the Revolver and Term Loan and assumes no change in the volume, index or composition of debt at November 25, 2000. The Company does not use derivative or other financial instruments to hedge its interest rate risks.

    Foreign Currency Risk

    The Company operates its business and sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although the Company has most of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposure involves Europe. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to twelve months. As of November 25, 2000, the Company had $6.0 million outstanding in foreign exchange forward contracts, which were entered into to hedge specific transactions denominated in currencies other than the U.S. dollar.

                                     PART II

                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 24, 2000, the Company held its 2000 Annual Meeting of Stockholders. The following matters were voted on at the meeting: (i) the election of directors; (ii) approval of the Vans, Inc. 2000 Long-Term Incentive Plan; (iii) approval of the Vans, Inc. CEO Bonus Plan; (iv) the re-ratification and re-approval of the Vans, Inc. Stockholder Rights Plan; and (v) the ratification and approval of KPMG LLP as the Company's independent auditors for Fiscal 2001.

    The results of the voting on these matters (including the names of all persons elected as directors) are set forth below:

                                                         VOTES
      PROPOSAL                       VOTES FOR      AGAINST/WITHHELD       ABSTENTIONS     BROKER NON-VOTES
      --------                     ------------  ---------------------- ---------------  --------------------

      Proposal No. 1 --
      Election of Directors
      Nominees:
      Walter E. Schoenfeld           9,623,799         2,591,388                  0                0
      Gary H. Schoenfeld             9,665,499         2,549,688                  0                0
      Wilbur J. Fix                 11,453,296           761,891                  0                0
      Gerald Grinstein              11,484,096           761,091                  0                0
      James R. Sulat                                     761,291                  0                0
                                    11,453,896
      Kathleen M. Gardarian         11,453,396           761,791                  0                0
      Lisa M. Douglas               11,453,396           761,791                  0                0
      Charles G. Armstrong          11,453,816           761,371                  0                0
      Leonard R. Wilkens            11,453,596           761,591                  0                0

      Proposal No. 2 --
      Vans, Inc. 2000 Long-Term
      Incentive Plan                 7,354,686         2,697,453             24,369        2,138,679

      Proposal No. 3 --
      Vans, Inc. CEO Bonus Plan      9,454,995           591,811             29,702        2,138,679

      Proposal No. 4 --
      Vans,   Inc.    Stockholder    6,699,438         3,376,937             18,433        2,120,379
      Rights Plan

      Proposal No. 5 --
      Ratification of KPMG LLP
      as Independent Auditors
      for Fiscal 2001               12,193,280            16,743              5,164                0

ITEM 5.  OTHER EVENTS AND REGULATION FD DISCLSOURE

    Executive Officer Resignation. Scott A. Brabson resigned as the Company's Vice President - Global Sourcing, effective as of December 1, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Employment Agreement, dated September 18, 2000, by and between the Registrant and Craig E. Gosselin

10.2 Employment Agreement, dated October 10, 2000, by and between the Registrant and Dana M. Guidice

10.3 Deferred Compensation Agreement, dated as of November 3, 1999, for Gary H. Schoenfeld

10.4 Split Dollar Life Insurance Agreement, dated as of November 3, 1999, for Gary H. Schoenfeld

10.5     Amendment No. 1 to Vans, Inc. 2000 Long-Term Incentive Plan

27       Financial Data Schedule

(b) Reports on Form 8-K. The Company filed one report on Form 8-K during the quarterly period ended November 25. The report was dated November 15, 2000, and disclosed the Company's selection as Footwear News Company of the Year and certain Regulation FD disclosure.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VANS, INC.
                                 (Registrant)


Date: January 9, 2001            By:  /s/   Gary H. Schoenfeld
                                      ------------------------------------------
                                      GARY H. SCHOENFELD
                                      President and Chief Executive Officer

Date: January 9, 2001            By:  /s/   Kyle B. Wescoat
                                      ------------------------------------------
                                      KYLE B. WESCOAT
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                                  EXHIBIT INDEX

        EXHIBIITS

10.1 Employment Agreement, dated September 18, 2000, by and between the Registrant and Craig E. Gosselin

10.2 Employment Agreement, dated October 10, 2000, by and between the Registrant and Dana M. Guidice

10.3 Deferred Compensation Agreement, dated as of November 3, 1999, for Gary H. Schoenfeld

10.4 Split Dollar Life Insurance Agreement, dated as of November 3, 1999, for Gary H. Schoenfeld

10.5    Amendment No. 1 to Vans, Inc. 2000 Long-Term Incentive Plan

27      Financial Data Schedule