Form 10-Q
period 2001-02-24
VANS INC
filed 2001-04-10
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 24, 2001 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,523,659 shares of Common Stock, $.001 par value, as of April 9, 2001.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   VANS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 FEBRUARY 24, 2001 (UNAUDITED) AND MAY 31, 2000


                                                                                FEBRUARY 24,          MAY 31,
                                                                                    2001               2000
                                                                                -------------      -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................     $  11,112,585      $  15,516,337
  Accounts receivable, net of allowance for doubtful accounts of
    $2,563,984 and $2,030,187 at February 24, 2001, and May 31, 2000,
    respectively ..........................................................        48,704,859         34,599,884
  Inventories .............................................................        57,946,703         50,142,401
  Deferred tax assets .....................................................         2,852,120          2,981,295
  Prepaid expenses and other ..............................................         9,856,786         11,924,998
                                                                                -------------      -------------
       Total current assets ...............................................       130,473,053        115,164,915
  Property, plant and equipment, net ......................................        30,632,613         25,096,102
  Property held for lease .................................................         4,651,719          4,704,639
  Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $38,102,848 and $37,113,248 at February 24,
    2001 and May 31, 2000, respectively ...................................        24,971,822         23,523,328
  Other assets ............................................................         3,838,519          2,988,900
                                                                                -------------      -------------
       Total Assets .......................................................     $ 194,567,726      $ 171,477,884
                                                                                =============      =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings ...................................................     $  20,883,436      $  19,705,814
  Accounts payable ........................................................        14,397,314         11,878,439
  Accrued payroll and related expenses ....................................         5,633,981          6,814,877
  Accrued interest ........................................................           438,520            636,682
  Restructuring costs .....................................................           124,014            204,014
  Income taxes payable ....................................................         6,950,227          5,224,656
                                                                                -------------      -------------
       Total current liabilities ..........................................        48,427,492         44,464,482
                                                                                -------------      -------------
 Deferred tax liabilities .................................................         3,313,308          3,313,308
 Capital lease obligations ................................................                --             13,259
 Long-term debt ...........................................................        13,271,268         12,130,773
                                                                                -------------      -------------
       Total Liabilities ..................................................        65,012,068         59,921,822
                                                                                -------------      -------------
 Minority interest ........................................................         2,852,810          3,239,210
 Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
   1,500,000 shares designated as Series A Participating Preferred
   Stock, none issued and outstanding .....................................                --                 --
 Common stock, $.001 par value, 20,000,000 shares authorized,
   14,446,380 and 13,761,839 shares issued and outstanding at
   February 24, 2001, and May 31, 2000, respectively ......................            14,446             13,762
 Accumulated other comprehensive income (loss) ............................          (967,622)          (949,080)
 Additional paid-in capital ...............................................       109,762,233        104,474,904
 Retained earnings ........................................................        17,893,791          4,777,266
                                                                                -------------      -------------
       Total Stockholders' Equity .........................................       126,702,848        108,316,852
                                                                                -------------      -------------
 Total Liabilities and Stockholders' Equity ...............................     $ 194,567,726      $ 171,477,884
                                                                                =============      =============

     See accompanying notes to condensed consolidated financial statements.

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
          THIRTEEN WEEKS ENDED FEBRUARY 24, 2001, AND FEBRUARY 26, 2000
                                   (unaudited)


                                                         THIRTEEN WEEKS ENDED
                                                     -----------------------------
                                                     FEBRUARY 24,     FEBRUARY 26,
                                                         2001             2000
                                                     ------------     ------------
Net sales .......................................    $ 83,344,656     $ 68,812,075
Cost of sales ...................................      47,982,768       40,179,619
                                                     ------------     ------------

      Gross profit ..............................      35,361,888       28,632,456

Operating expenses:
    Selling and distribution ....................      20,150,485       16,832,911
    Marketing, advertising and promotion ........       6,600,427        5,049,743
    General and administrative ..................       3,215,164        2,812,083
    Provision for doubtful accounts .............         306,541          156,924
    Amortization of intangibles .................         428,349          375,576
                                                     ------------     ------------

      Total operating expenses ..................      30,700,966       25,227,237
                                                     ------------     ------------

      Earnings from operations ..................       4,660,922        3,405,219

Interest income .................................         (91,091)         (13,675)
Interest and debt expense .......................         762,451          756,892
Other income, net ...............................        (207,602)          (9,455)
                                                     ------------     ------------

      Earnings before income taxes and minority
      interest in income of consolidated
      subsidiaries ..............................       4,197,164        2,671,457

Income tax expense ..............................       1,427,036          908,295
Minority share of income ........................         196,856           51,031
                                                     ------------     ------------

Net earnings ....................................       2,573,272        1,712,131

Other comprehensive income (expense), net of tax:
    Unrealized gain on securities ...............         180,726               --
    Foreign currency translation adjustments ....          98,424          (19,465)
                                                     ------------     ------------

Comprehensive income ............................    $  2,852,422     $  1,692,666
                                                     ============     ============

Earnings per share information:
Basic:
Weighted average shares .........................      14,298,905       13,659,936

Net earnings per share ..........................    $       0.18     $       0.13
                                                     ============     ============
Diluted:
Weighted average shares .........................      15,415,826       14,625,625

Net earnings per share ..........................    $       0.17     $       0.12
                                                     ============     ============

      See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
        THIRTY-NINE WEEKS ENDED FEBRUARY 24, 2001, AND FEBRUARY 26, 2000
                                   (unaudited)


                                                              THIRTY-NINE WEEKS ENDED
                                                          -------------------------------
                                                          FEBRUARY 24,      FEBRUARY 26,
                                                              2001              2000
                                                          -------------     -------------
Net sales ............................................    $ 257,199,652     $ 210,495,165
Cost of sales ........................................      145,658,280       120,366,759
                                                          -------------     -------------

    Gross profit .....................................      111,541,372        90,128,406

Operating expenses:
  Selling and distribution ...........................       58,375,908        46,188,764
  Marketing, advertising and promotion ...............       19,081,014        16,252,245
  General and administrative .........................        9,541,858         8,224,620
  Provision for doubtful accounts ....................          828,088           503,143
  Amortization of intangibles ........................        1,207,522         1,046,168
                                                          -------------     -------------

    Total operating expenses .........................       89,034,390        72,214,940
                                                          -------------     -------------

    Earnings from operations .........................       22,506,982        17,913,466

Interest income ......................................         (178,848)          (96,952)
Interest and debt expenses ...........................        2,205,605         1,935,192
Other income, net ....................................         (886,806)         (746,543)
                                                          -------------     -------------

    Earnings before income taxes and minority interest
    in income of consolidated subsidiaries ...........       21,367,031        16,821,769

Income tax expense ...................................        7,264,791         5,719,401
Minority share of income .............................          985,715           788,807
                                                          -------------     -------------

Net earnings .........................................       13,116,525        10,313,561

Other comprehensive income (expense), net of tax:
    Unrealized loss on securities ....................         (224,485)               --
    Foreign currency translation adjustment ..........          205,943            22,095
                                                          -------------     -------------

Comprehensive income .................................    $  13,097,983     $  10,335,656
                                                          =============     =============

Earnings per share information:
Basic:
Weighted average common shares .......................       14,025,970        13,561,273

Net earnings per share ...............................    $        0.94     $        0.76
                                                          =============     =============
Diluted:
Weighted average common shares .......................       15,026,553        14,368,894

Net earnings per share ...............................    $        0.87     $        0.72
                                                          =============     =============

      See accompanying notes to condensed consolidated financial statements

                                   VANS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        THIRTY-NINE WEEKS ENDED FEBRUARY 24, 2001, AND FEBRUARY 26, 2000
                                   (unaudited)


                                                                                   FEBRUARY 24,     FEBRUARY 26,
                                                                                       2001             2000
                                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..................................................................    $ 13,116,525     $ 10,313,561
Adjustments to reconcile net earnings to net cash used in operating activities:
  Depreciation and amortization ...............................................       5,805,140        4,418,844
  Net loss on sale of equipment ...............................................          58,309          149,701
  Net gain on sale of investment ..............................................        (615,165)              --
  Loss on marketable securities ...............................................         486,159               --
  Minority share of income ....................................................         985,715          788,807
  Provision for losses on accounts receivable and sales returns ...............         828,088          503,143
  Changes in assets and liabilities, net of effects of business acquisition:
    Accounts receivable .......................................................     (14,761,985)     (17,674,433)
    Inventories ...............................................................      (7,666,215)      (8,206,228)
    Deferred income taxes .....................................................         129,175         (547,400)
    Prepaid expenses ..........................................................       2,068,212          540,673
    Other assets ..............................................................      (1,623,370)      (1,004,598)
    Accounts payable ..........................................................       1,883,940       (2,525,927)
    Accrued payroll and related expenses ......................................        (742,376)       1,754,459
    Restructuring costs .......................................................         (80,000)        (522,270)
    Income taxes payable ......................................................       1,725,571        4,398,181
                                                                                   ------------     ------------
       Net cash provided by (used in) operating activities ....................       1,597,723       (7,613,487)
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ....................................     (10,059,871)     (10,599,519)
Proceeds from sale of (investment in) other companies .........................        (631,122)          52,193
Proceeds  from sale of investment .............................................         300,000               --
Proceeds from sale of property, plant and equipment ...........................           8,800           12,255
                                                                                   ------------     ------------
       Net cash used in investing activities ..................................     (10,382,193)     (10,535,071)
                                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings ...........................................       1,184,032       14,697,824
Payments on capital lease obligations .........................................         (15,005)        (165,933)
Proceeds from long term debt ..................................................       1,140,495        4,279,446
Consolidated subsidiary dividends paid to minority shareholders ...............        (544,432)        (527,606)
Proceeds from exercise of stock options .......................................       2,718,851          733,977
                                                                                   ------------     ------------
       Net cash provided by financing activities ..............................       4,483,941       19,017,708
Effect of exchange rate changes on cash and cash equivalents ..................        (103,223)          33,479
                                                                                   ------------     ------------
       Net increase (decrease) in cash and cash equivalents ...................      (4,403,752)         902,629
Cash and cash equivalents, beginning of period ................................      15,516,337        7,777,192
                                                                                   ------------     ------------
Cash and cash equivalents, end of period ......................................    $ 11,112,585     $  8,679,821
                                                                                   ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION - AMOUNTS PAID FOR:
    Interest ..................................................................    $  2,004,673     $    995,015
    Income taxes ..............................................................    $  5,546,626     $  1,639,670
NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
   Increase in investment in consolidated subsidiary
     Fair value of net assets acquired ........................................         477,638          145,967
     Stock issued .............................................................       2,569,320        1,273,339
     Stock received from sale of investment ...................................         650,562               --

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

   Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. Inventories are comprised of the following:

                                       FEBRUARY 24,       MAY 31,
                                           2001             2000
                                       ------------     ------------
               Work-in-process ....    $    489,707     $    256,546
               Finished goods .....      58,148,581       50,564,917
               Less: reserve ......        (691,585)        (679,062)
                                       ------------     ------------
                                       $ 57,946,703     $ 50,142,401
                                       ============     ============

3. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. During the thirteen week and thirty-nine week periods ended February 24, 2001, and February 26, 2000, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of all dilutive stock options.

   The reconciliations of basic to diluted weighted average shares are as follows:

                                              THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                           FEBRUARY 24,   FEBRUARY 26,   FEBRUARY 24,   FEBRUARY 26,
                                              2001           2000           2001           2000
                                           ------------   ------------   ------------   ------------
         Net earnings .................... $ 2,573,272    $ 1,712,131    $13,116,525    $10,313,561
                                           ===========    ===========    ===========    ===========
         Weighted average shares
          used in basic computation ......  14,298,905     13,659,936     14,025,970     13,561,273

         Dilutive stock options ..........   1,116,921        965,689      1,000,583        807,621
                                           -----------    -----------    -----------    -----------

         Weighted average shares
          used for dilutive computation ..  15,415,826     14,625,625     15,026,553     14,368,894
                                           ===========    ===========    ===========    ===========

   For the thirteen week and thirty-nine week periods ended February 24, 2001, and February 26, 2000, 30,000 shares and 93,334 shares, respectively, relating to the possible exercise of outstanding stock options, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

  The following table outlines the beginning balance of, and expenditures and adjustments to, the restructuring accrual during the third quarter of Fiscal 2001 ("Q3 Fiscal 2001"):

                                         NOVEMBER 26, 2000                        FEBRUARY 24, 2001
                                             BALANCE         CASH      NON-CASH       BALANCE
                                         -----------------  -------    ---------  -----------------
         European Restructuring:
         Termination of international
            distributors ...............     $204,014       $80,000    $      --      $124,014
         U.S.Restructuring:
         Plant closure costs ...........           --            --           --            --
                                             --------       -------    ---------      --------
         Total Restructuring Cost ......     $204,014       $80,000    $      --      $124,014
                                             ========       =======    =========      ========

   During Q3 Fiscal 2001, the Company incurred cash expenditures of $80,000 related to the termination of two of the Company's international distributors in Europe. Such expenditures were funded out of operations. The Company did not incur any cash expenditures related to the closure of the Vista Facility during Q3 Fiscal 2001.

6. The Company's operations are classified into three reportable segments: retail, wholesale and international. The Company evaluates performance based on segment revenues and consolidated operating income. The Company's reportable segments have distinct sales channels. Revenues for each business segment are summarized as follows:

                                THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                            FEBRUARY 24,      FEBRUARY 26,      FEBRUARY 24,      FEBRUARY 26,
                               2001              2000               2001              2000
                            ------------      ------------      ------------      ------------
         Retail...........  $28,393,000       $20,692,000       $ 79,074,000      $ 57,739,000
         Wholesale........   28,700,000        23,484,000        102,901,000        81,877,000
         International....   26,252,000        24,636,000         75,225,000        70,879,000
                            -----------       -----------       ------------      ------------
                            $83,345,000       $68,812,000       $257,200,000      $210,495,000
                            ===========       ===========       ============      ============

   The Company does not have any individual customers representing more than 10% of sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following discussion contains forward-looking statements about the Company's revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like "believe," "anticipate," "expect," "estimate," "project," or words similar to those. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under the caption "Risk Factors" on page 8 of the Company's Annual Report on Form 10-K for the year ended May 31, 2000, as amended. Additionally, due to the recent worldwide disruption in leather availability resulting from the outbreak of "mad cow" and "hoof and mouth" disease, it is unclear whether prices for leather, which is a raw material component of the Company's footwear, will be adversely affected. Also, the Company has a large number of retail stores, four skateparks, and its corporate offices and distribution center located in California. Due to the current shortages of electricity in the State, the Company may, in the near term, be subject to rolling blackouts which could interrupt the Company's business. Further, the Company is likely to experience increased utility costs in connection with this shortage.

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

   On November 20, 1996, the Company acquired 51% of the outstanding shares of Global Accessories Limited, the Company's exclusive distributor for the United Kingdom, now known as Vans Inc. Limited ("VIL"), in a stock-for-stock transaction. During Fiscal 1998, 1999 and 2000, the Company acquired another 29% of the VIL common shares in exchange for Common Stock of the Company. The remaining 20% of the VIL common shares were acquired by the Company on October 2, 2000, in exchange for 158,752 shares of the Company's Common Stock. The results of VIL are consolidated in the Company's financial statements.

   On July 21, 1998, the Company acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Switch Merger") with and into a wholly-owned subsidiary of the Company. The Switch Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their fair values. Switch is the manufacturer of the Autolock(R) step-in boot binding system (the "Switch Autolock System"), one of the leading snowboard boot binding systems in the world. The Switch Merger consideration paid by the Company consisted of: (i) 133,292 shares of the Company's Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable in either cash or stock on July 20, 2001; and (iii) contingent consideration up to $12,000,000 also payable in either cash or stock based on the financial performance of Switch during the fiscal year ending May 31, 2001, due to be settled on July 20, 2001.

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

RESULTS OF OPERATIONS

QUARTERLY PERIOD ENDED FEBRUARY 24, 2001 ("Q3 FISCAL 2001"), AS COMPARED TO QUARTERLY PERIOD ENDED FEBRUARY 26, 2000 ("Q3 FISCAL 2000")

Net Sales

   Net sales for Q3 Fiscal 2001 increased 21.1% to $83,345,000 from $68,812,000 for Q3 Fiscal 2000. The sales increase was driven by increased sales through all three of the Company's sales channels, as discussed below.

   Total U.S. sales, including sales through the Company's U.S. retail stores, increased 29.2% to $57,093,000 for Q3 Fiscal 2001 from $44,176,000 for Q3 Fiscal 2000. Total international sales, including sales through the Company's six European stores, increased 6.6% to $26,252,000 for Q3 Fiscal 2001, versus $24,636,000 for Q3 Fiscal 2000.

   The increase in total U.S. sales resulted from (i) a 22.2% increase in domestic wholesale sales, and (ii) a 37.2% increase in sales through the Company's U.S. retail stores. The increase in wholesale sales was primarily due to increased penetration of existing accounts. The increase in U.S. retail store sales was driven by sales from (i) a net 12 new stores versus a year ago, including three skateparks, and the remodel and re-location of certain stores, and (ii) a 16.3% increase in comparable store sales (excluding revenue from concessions and skate sessions at the Company's skateparks) which was partially attributable to increases in sales of hardgoods and women's shoes. The increase in international sales through VFEL was primarily due to increased sales in Central and South America and an increase in royalties from the Company's distributor and licensee for Japan, International Trading Corporation ("ITC"), year-over-year. European sales through VFEL were adversely impacted by an average 8.7% decline in the euro, year-over-year. On a constant dollar basis, international wholesale sales would have increased 12.0%. If the euro remains at levels similar to those experienced in Q3 Fiscal 2001, or decreases further, the Company's European results of operations will continue to be adversely impacted.

Gross Profit

   Gross profit increased 23.5% to $35,362,000 in Q3 Fiscal 2001 from $28,632,000 in Q3 Fiscal 2000. As a percentage of net sales, gross profit increased to 42.4% for Q3 Fiscal 2001, versus 41.6% for Q3 Fiscal 2000 primarily due to an increase, as a percentage of sales, of higher margin retail sales and an increase in royalties, year-over-year, partially offset by the decline in the euro discussed above.

Earnings from Operations

   The Company's earnings from operations increased 36.9% to $4,661,000 in Q3 Fiscal 2001, versus $3,405,000 in Q3 Fiscal 2000. Operating expenses in Q3 Fiscal 2001 increased 21.7% to $30,701,000 from $25,227,000 in Q3 Fiscal 2000, due to the increases in selling and distribution, marketing, advertising and promotion, and general and administrative expenses discussed below. As a percentage of sales, operating expenses were essentially flat at 36.8% versus 36.7% on a year-to-year basis.

   Selling and distribution. Selling and distribution expenses increased 19.7% to $20,150,000 in Q3 Fiscal 2001 from $16,833,000 in Q3 Fiscal 2000, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 12 new stores, including three skateparks; and (ii) increased salaries, sales commissions and distribution costs to support the increase in sales discussed above.

   Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 30.7% to $6,600,000 in Q3 Fiscal 2001 from $5,050,000 in Q3 Fiscal 2000. The increase in marketing, advertising and promotion expenses was primarily due to: (i) increased direct advertising and promotional expense in Europe; (ii) increased costs associated with the VANS Triple Crown(TM) Series; and (iii) the timing of the recognition of such expenses. These increases were partially offset by increased third party sponsorship of the Company's major entertainment events and venues.

   General and administrative. General and administrative expenses increased 14.3% to $3,215,000 in Q3 Fiscal 2001 from $2,812,000 in Q3 Fiscal 2000, primarily due to: (i) increased professional fees for international tax consulting; (ii) increased labor and other employee-related expenses to support the Company's sales growth; and (iii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights and to defend certain patent litigation with The Burton Corporation.

   Provision for doubtful accounts. The amount that was provided for bad debt expense increased to $307,000 in Q3 Fiscal 2001 from $157,000 in Q3 Fiscal 2000, primarily due to an increase in the allowance for doubtful accounts to correspond to the increased risk in accounts receivable which resulted from higher sales.

   Amortization of intangibles. Amortization of intangibles increased to $428,000 for Q3 Fiscal 2001 from $376,000 in Q3 Fiscal 2000, primarily due to the increase in goodwill associated with the acquisition of the remaining 20% of the VIL common shares on October 2, 2000. See "--General."

Interest Income

   Interest income increased to $91,000 in Q3 Fiscal 2001, versus $14,000 in Q3 Fiscal 2000 due to higher cash balances throughout Q3 Fiscal 2001 in Europe and overall improved cash management. The Company had $2,923,000 invested in a money market mutual fund at February 24, 2001.

Interest and Debt Expense

   Interest and debt expense decreased slightly to $762,000 for Q3 Fiscal 2001 from $757,000 in Q3 Fiscal 2000, primarily due to decreased borrowings under the Company's credit facility and improved interest rates on such borrowings. See "--Liquidity and Capital Resources, Borrowings."

Other Income

   Other income primarily consists of royalties from the licensing of the Company's trademarks, exchange rate gains and losses, rental income, and investment gains and losses. Royalty income from ITC has been reclassed to net sales from other income for both Q3 Fiscal 2001 and Q3 Fiscal 2000. Other income increased to $208,000 for Q3 Fiscal 2001 from $9,000 for Q3 Fiscal 2000, primarily due to: (i) increased royalties from licensees other than ITC; (ii) exchange rate gains of $298,000 generated by the improvement in the value of the euro and other currencies from the end of Q2 Fiscal 2001; and (iii) an earn-out payment of $220,000 received in connection with the sale of the Company's interest in the entity which owned the Vans Warped Tour.(TM) The increase was partially offset by the loss on recognition of an other-than-temporary decline in fair value of $486,000 in the Company's investment in Quokka Sports, Inc. See
Item 3. "Quantitative and Qualitative Disclosures About Market Risk -- Equity Investments."

Income Tax Expense

   Income tax expense increased to $1,427,000 in Q3 Fiscal 2001 from $908,000 in Q3 Fiscal 2000 as a result of the increase in earnings discussed above. The effective tax rate remained consistent, year-over-year, at 34.0%.

Minority Share of Income

   Minority share of income increased to $197,000 in Q3 Fiscal 2001 from $51,000 for Q3 Fiscal 2000, primarily due to the increased profitability of Van Pac, LLC.

THIRTY-NINE WEEK PERIOD ENDED FEBRUARY 24, 2001 ("FISCAL 2001 NINE MONTHS"), AS COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED FEBRUARY 26, 2000 ("FISCAL 2000 NINE MONTHS")

Net Sales

   Net Sales for the Fiscal 2001 Nine Months increased 22.2% to $257,200,000, as compared to $210,495,000 for the same period in Fiscal 2000. The sales increase was driven by increased sales through all of the Company's sales channels, as discussed below.

   Total U.S. sales, including sales through the Company's U.S. retail stores, increased 30.3% to $181,975,000 for the Fiscal 2001 Nine Months from $139,616,000 for the same period a year ago. Total international sales increased 6.1% to $75,225,000 for the Fiscal 2001 Nine Months, as compared to $70,879,000 for the same period a year ago.

   The increase in total U.S. sales resulted from (i) a 25.7% increase in domestic wholesale sales as the Company increased penetration of existing accounts, and (ii) a 37.0% increase in sales through the Company's U.S. retail stores. The increase in U.S. retail store sales was driven by sales from (i) a net 12 new stores versus a year ago, including three skateparks, and the remodel and re-location of certain stores, and (ii) a 13.8% increase in comparable store sales (excluding revenue from concessions and skate sessions at the Company's skateparks) which was partially attributable to increases in sales of hardgoods and women's shoes. The increase in international sales through VFEL was primarily due to increased sales in Latin America and Europe and an increase in royalties from ITC, partially offset by a decrease in sales to Japan, which resulted from a change in the Company's contractual relationship with ITC from a distribution arrangement to a license arrangement. The increase in European sales was also partially offset by the decline in the euro, year-over-year, discussed above.

Gross Profit

   Gross profit increased 23.8% to $111,541,000 in the Fiscal 2001 Nine Months from $90,128,000 in the same period of Fiscal 2000. As a percentage of net sales, gross profit increased to 43.4% for the Fiscal 2001 Nine Months from 42.8% for the same period of Fiscal 2000. The increase in gross profit as a percentage of sales was primarily due to a change in sales mix (e.g. higher-margin retail sales made up 30.7% of total net sales in the Fiscal 2001 Nine Months, versus 27.4% in the same period a year ago), and an increase in royalties, year-over-year, partially offset by a decline in gross profit in Europe due to the decline in the euro discussed above.

Earnings from Operations

   Earnings from operations increased 25.6% to $22,507,000 in the Fiscal 2001 Nine Months from $17,913,000 in the same period of Fiscal 2000. Operating expenses in the Fiscal 2001 Nine Months increased 23.3% to $89,034,000 from $72,215,000 in the same period a year ago, primarily due to a $12,187,000 increase in selling and distribution expense, a $2,829,000 increase in marketing, advertising and promotion expense, and a $1,317,000 increase in general and administrative expenses, as discussed below. As a percentage of sales, operating expenses were essentially flat at 34.6% versus 34.3% on a year-to-year basis.

   Selling and distribution. Selling and distribution expenses increased 26.4% to $58,376,000 in the Fiscal 2001 Nine Months from $46,189,000 in the same period a year ago, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of the Company's retail division by the net addition of 12 new stores, including three new skateparks; and (ii) increased salaries, commissions and distribution costs required to support the Company's U.S. and international sales growth.

   Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 17.4% to $19,081,000 in the Fiscal 2001 Nine Months from $16,252,000 in the same period a year ago, primarily due to: (i) higher print and television advertising expenditures related to the back-to-school selling season; (ii) increased direct advertising and promotional expense in Europe; and
(iii) increased costs associated with new events included in the VANS Triple Crown(TM) Series. These increases were partially offset by increased third party sponsorship of the Company's major entertainment events and venues.

   General and administrative. General and administrative expenses increased 16.0% to $9,542,000 in the Fiscal 2001 Nine Months from $8,225,000 in the same period a year ago, primarily due to: (i) increased labor, recruiting and other employee-related expenses to support the Company's sales growth; (ii) increased legal expenses related to the Company's ongoing worldwide efforts to protect and preserve its intellectual property rights and to defend certain patent litigation with The Burton Corporation; and (iii) increased professional fees for international tax consulting.

   Provision for doubtful accounts. The amount that was provided for bad debt expense in the Fiscal 2001 Nine Months increased to $828,000 from $503,000 in the same period a year ago for the same reasons discussed under the caption "--Provision for doubtful accounts" for Q3 Fiscal 2001.

   Amortization of intangibles. Amortization of intangibles increased 15.4% to $1,208,000 for the Fiscal 2001 Nine Months from $1,046,000 for the same period a year ago, primarily due to the increase in goodwill associated with the acquisition of an additional 20% of the VIL common shares. See "-- General."

Interest Income

   Interest income increased to $179,000 during the Fiscal 2001 Nine Months from $97,000 in the same period of the prior year for the same reasons discussed under the caption "--Interest Income" for Q3 Fiscal 2001.

Interest and Debt Expense

   Interest and debt expense increased to $2,206,000 for the Fiscal 2001 Nine Months from $1,935,000 in the same period a year ago, primarily due to increased borrowings under the Company's credit facility. See "--Liquidity and Capital Resources, Borrowings."

Other Income

   Other income increased to $887,000 for the Fiscal 2001 Nine Months from $747,000 for the same period a year ago, primarily due to a gain of $835,000 recognized from the sale and earn-out of the Company's interest in the entity which owned the Vans Warped Tour(TM) and increased royalties, partially offset by the loss on recognition of an other-than-temporary decline in fair value of $486,000 in the Company's investment in Quokka Sports, Inc. and exchange rate losses of $430,000 caused by the decline in the value of the euro year-over-year. Royalty income from ITC has been reclassed to net sales from other income for both the Fiscal 2001 Nine Months and the Fiscal 2000 Nine Months.

Income Tax Expense

   Income tax expense increased to $7,265,000 for the Fiscal 2001 Nine Months from $5,719,000 for the same period in Fiscal 2000 as a result of the higher earnings discussed above. The effective tax rate remained consistent, year-over-year, at 34.0%.

Minority Share of Income

   Minority interest increased to $986,000 for the Fiscal 2001 Nine Months from $789,000 for the same period a year ago, primarily due to: (i) the increased profitability of Van Pac, LLC; and (ii) the inclusion of VASH, LLC, which did not exist in the same period of the prior year. These increases were partially offset by the Company's decreased minority ownership of VIL.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows

   The Company finances its operations with a combination of cash flows from operations and borrowings under a credit facility. See "--Borrowings" below.

   The Company experienced an inflow of cash from operating activities of $1,598,000 during the Fiscal 2001 Nine Months, compared to an outflow of $7,613,000 for the same period a year ago. Cash provided by operations for the Fiscal 2001 Nine Months primarily resulted from: (i) an increase in earnings; and (ii) the add-back for depreciation and amortization, partially offset by
(iii) an increase in net accounts receivable to $48,705,000 at February 24, 2001, from $34,600,000 at May 31, 2001, and (iv) an increase in net inventory to $57,947,000 at February 24, 2001, from $50,142,000 at May 31, 2000. Cash outflows from operations in the Fiscal 2000 Nine Months primarily resulted from increases in accounts receivable and inventory and a reduction in accounts payable.

   The Company had a net cash outflow from investing activities of $10,382,000 in the Fiscal 2001 Nine Months, compared to a net cash outflow of $10,535,000 in the same period a year ago. The Fiscal 2001 Nine Months outflows were primarily due to capital expenditures related to new retail store openings and skateparks. Cash used in investing activities for the Fiscal 2000 Nine Months was also primarily related to new retail store openings and skateparks.

   The Company had a net cash inflow from financing activities of $4,484,000 for the Fiscal 2001 Nine Months, compared to a net cash inflow of $19,018,000 for the same period a year ago, primarily due to proceeds from the exercise of stock options, short-term borrowings under the Company's credit facility, and long-term debt incurred by the Company and the Company's South American subsidiaries. Such net cash inflows were used to support the increase in accounts receivable and inventory discussed below. See "--Borrowings" below. Cash provided by financing activities in the Fiscal 2000 Nine Months was primarily related to proceeds from short-term borrowings under the Company's credit facility.

   Accounts receivable, net of allowance for doubtful accounts, increased from $34,600,000 at May 31, 2000, to $48,705,000 at February 24, 2001, primarily due to an increase in the Company's European and domestic accounts receivable resulting from the increase in sales discussed above. Inventories increased to $57,947,000 at February 24, 2001, from $50,142,000 at May 31, 2000, primarily due to: (i) increased inventory held at the Company's distribution center in Santa Fe Springs, California to support increased domestic sales and orders; and
(ii) an increased number of finished goods held for sale at the Company's retail stores to support the net addition of 12 new stores, including three skateparks, and increased sales.

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

   Of the $15.0 million Term Loan: (i) approximately $5.0 million was disbursed at the closing of the Credit Facility to replace a portion of the Company's former credit facility used for the Company's stock repurchase program, which was completed in Fiscal 1999; (ii) approximately $3.0 million was disbursed in Q2 Fiscal 2000 for capital expenditures; and (iii) the remaining portion was disbursed in Q1 Fiscal 2001 for capital expenditures. The Term Loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments beginning February 28, 2001, and ending May 31, 2004. The Company has the option to pay interest on the Term Loan at (i) LIBOR plus a margin for advances of one, two, three or six months, or (ii) a base rate of 8.5% as of February 24, 2001, for U.S. dollar advances.

   Under the Credit Agreement, the Company must maintain certain financial covenants and is prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the Lenders. At February 24,

2001, the Company had drawn down and/or borrowed $30,034,000 under the Credit Facility and was in compliance with all financial and other convenants under the Credit Agreement.

   Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of such company ("Tavistock"). The loans evidenced by the note were made by Tavistock pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At February 24, 2001, the aggregate outstanding balance under the note was $2,409,000.

   Current Cash Position

   The Company's cash position, including $2,923,000 invested in a money market mutual fund, was $11,113,000 at February 24, 2001, compared to $15,516,000 at May 31, 2000. The Company believes that it may need to increase the Credit Facility to meet the cash requirements for its projected sales growth and retail expansion over the next 12 months and is in discussions with its lenders to provide such increased financing. *

   Capital Resources

   As of February 24, 2001, the Company's material commitments for capital expenditures were primarily related to the opening and remodeling of retail stores and the opening of skateparks. In the remainder of Fiscal 2001, the Company plans to open one new factory outlet retail store, and remodel approximately five existing stores. The Company estimates the aggregate remaining cost of all of these transactions to be between $750,000 and $1.0 million.

   The Company currently intends to open two additional skateparks in the remainder of Fiscal 2001 and estimates the aggregate remaining cost of its portion of these projects to be between $1.5 million and $2.0 million, since the landlords for these skateparks have agreed to pay a portion of the capital costs associated with the construction of the parks.

   In addition, the Company is in the process of expanding its corporate offices located in Santa Fe Springs, California. The Company estimates the cost of this expansion to be approximately $500,000.

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

issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the fourth quarter of Fiscal 2001. The Company does not currently believe the adoption of SAB 101 will have a material impact on its financial position or results of operations.

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

   Euro Conversion

   On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the euro, and adopted the euro as their common legal currency on that date (the "Euro Conversion"). Existing currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, parties may pay for goods and services using either the euro or the existing currency, but retailers are not required to accept the euro as payment. The Company is aware that the information systems for its six European stores are not currently able to recognize the Euro Conversion, however, since three of the Company's European stores are located in the United Kingdom, which is not currently participating in the Euro Conversion, and the Spain and Austria stores may continue to accept local currencies until 2002, the Company does not expect its current overall European store operations to be materially adversely impacted by the Euro Conversion in the near future. The Company is currently upgrading its retail systems so that they recognize the Euro Conversion. The Company also has confirmed that the information systems utilized by its European sales agents will recognize the Euro Conversion, and all of its European distributors have represented to the Company that their systems will do the same.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk

   The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Revolver and the Term Loan bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on the Company's rate of "Funded Debt" to "EBITDA," each as defined in the Credit Agreement. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $300,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balances of the Revolver and Term Loan and assumes no change in the volume, index or composition of debt at February 24, 2001. The Company does not use derivative or other financial instruments to hedge its interest rate risks.

   Foreign Currency Risk

   The Company operates its business and sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although the Company has most of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposure for the Company involves Europe and Latin America. In particular, recent fluctuations in the value of the euro and the British pound have negatively impacted the Company's European business. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Period Ended February 24, 2001, As Compared to Quarterly Period Ended February 26, 2000 -- Net Sales." Additionally, recent weaknesses in Latin American economies, particularly Argentina, could negatively effect the Company's Latin American business.

   In order to protect against the volatility associated with earnings currency translations, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to 12 months. As of February 24, 2001, the Company had $11.5 million outstanding in foreign exchange forward contracts, which were entered into to hedge specific transactions denominated in currencies other than the U.S. dollar.

   Equity Investments

   From time-to-time, the Company has investments in certain available-for-sale equity securities. Under FASB Statement No. 115, temporary declines in the value of these investments are not recognized in earnings, but are reported as a separate component of stockholders' equity. However, a decline in fair value that is other than temporary must be accounted for as a realized loss and included in earnings. The Company made such an adjustment to its investment in Quokka Sports Inc. during Q3 Fiscal 2001. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Period Ended February 24, 2001. As Compared to Quarterly Period Ended February 26, 2000 -- Other Income." Due to the continuing instability of the equity markets and other general market conditions, the Company may be required to write-down other investments to their fair market value in the event such declines are ultimately determined to be other than temporary. As of February 24, 2001, the Company's unrealized loss on its other investment in marketable securities is $539,000.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Lawrence Franco, Darin Campbell on behalf of themselves and all others similarly situated vs. Vans, Inc. and Vans Footwear International Inc., Superior Court for the County of Orange, Case No. 01CC03995. On April 4, 2001, the Company, and its wholly-owned subsidiary, Vans Footwear International, were served with a complaint alleging that certain current and former store managers of the Company were improperly classified as "salaried exempt" under California law. The complaint seeks class action status and an unspecified amount of damages for unpaid overtime wages, penalties as provided under California law, and attorney's fees. The Company is reviewing the complaint and believes it has meritorious defenses to the allegations made therein.

ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE

   Executive Officer Resignation. Mark A. Smith resigned as the Company's Vice President - Design, effective as of January 8, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1   Amendment No. 1 to Amended and Restated Rights Agreement, dated as of
      October 24, 2000, by and between the Registrant and Mellon Investor
      Services L.L.C.

10.1  Employment Agreement, dated February 1, 2001, by and between the
      Registrant and Michael C. Jonte

10.2  Second Amendment to Appendix B, Payment Schedule, Trust Under Vans, Inc.
      Deferred Compensation Plan

10.3  Second Amendment to Vans, Inc. Deferred Compensation Agreement for Walter
      E. Schoenfeld

(b) Reports on Form 8-K. The Company filed one report on Form 8-K during the quarterly period ended February 24, 2001. The report was dated December 18, 2000, and disclosed certain Regulation FD disclosure.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VANS, INC.
                                (Registrant)


Date: April 10, 2001            By: /s/ Gary H. Schoenfeld
                                    --------------------------------------------
                                    GARY H. SCHOENFELD
                                    President and Chief Executive Officer


Date: April 10, 2001            By: /s/ Kyle B. Wescoat
                                    --------------------------------------------
                                    KYLE B. WESCOAT
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBITS
---------
4.1         Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 24, 2000, by and between the Registrant and Mellon
            Investor Services L.L.C.

10.1        Employment Agreement, dated February 1, 2001, by and between the
            Registrant and Michael C. Jonte

10.2        Second Amendment to Appendix B, Payment Schedule, Trust Under Vans,
            Inc. Deferred Compensation Plan

10.3        Second Amendment to Vans, Inc. Deferred Compensation Agreement for
            Walter E. Schoenfeld