Form 10-K405
period 2001-05-31
VANS INC
filed 2001-08-29
CIK 877273

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

        For the fiscal year ended May 31, 2001, or

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

The approximate aggregate market value of the Common Stock held by non-affiliates of registrant (computed based on the closing sales price of the Common Stock, as reported on the NASDAQ Stock Market on August 27, 2001), was $292,161,970.

The number of shares of registrant's Common Stock outstanding at August 27, 2001, was 17,815,767.

                      Documents Incorporated By Reference:

Portions of registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report, and certain exhibits are incorporated by reference into Part IV of this report.

                                   VANS, INC.

                                    FORM 10-K

                     For the Fiscal Year Ended May 31, 2001

                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
                                                                                                      --------
Part I
           Item  1. Business.....................................................................        3
           Item  2. Properties...................................................................       19
           Item  3. Legal Proceedings............................................................       19
           Item  4. Submission of Matters to a Vote of Security Holders..........................       20

Part II
           Item  5. Market for Registrant's Common Equity and Related Stockholder Matters........       20
           Item  6. Selected Financial Data......................................................       21
           Item  7. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................................       22
           Item 7A. Quantitative and Qualitative Disclosures About Market Risk...................       29
           Item  8. Financial Statements and Supplementary Data..................................       31
           Item  9. Changes in and Disagreements With Accountants on Accounting and
                    Financial Disclosure.........................................................       49

Part III
           Item 10. Directors and Executive Officers of the Registrant...........................       49
           Item 11. Executive Compensation.......................................................       49
           Item 12. Security Ownership of Certain Beneficial Owners and Management...............       49
           Item 13. Certain Relationships and Related Transactions...............................       49

Part IV
           Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............       49


           Note: "VANS," Core Sports, the VANS Triple Crown Series, certain trademarks of events comprising the VANS Triple Crown Series, the names of our products, the VANS Warped Tour and the High Cascade Snowboard Camp are our registered and common law trademarks in the U.S. and other jurisdictions.

ITEM 1. BUSINESS

INTRODUCTION

   Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for Core Sports. Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating Core Sports entertainment events and venues, such as the VANS Triple Crown Series, VANS skateparks and the VANS High Cascade Snowboard Camp, sponsoring over 600 professional and amateur athletes and the VANS Warped Tour, as well as advertising in targeted print and television media.

   We distribute our products through over 2,000 U.S. domestic wholesale accounts and 146 Vans retail stores and skateparks, internationally to approximately 50 countries, as well as on the Internet. Key accounts in the U.S. include Journeys, Pacific Sunwear, Venator, Famous Footwear, Kohl's, Mervyn's, Gart's and Nordstrom. As of August 29, 2001, we had 77 Vans full-price retail stores, 54 outlet stores and seven skateparks in the United States, and also operated seven outlet stores in Europe. Internationally we vary our marketing and distribution approach on a country-by-country basis, taking into account the particular cultural, economic and business conditions present in each international market. This strategy, designed to allow us to adopt the best method of marketing and distribution to most broadly reach our target customers, has led us to establish direct sales operations in key European markets, a joint venture covering Mexico, Argentina, Brazil and Uruguay, a licensing arrangement for Japan, Hong Kong, Taiwan and South Korea and distribution agreements for 29 other countries.

   Vans was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes, many of which appealed to skateboard enthusiasts and the Southern California skate and surf culture. Our 35-year heritage has been the basis for our branding and marketing strategy over the past five years and helps provide us with the authenticity and credibility to be the leading brand with Core Sports enthusiasts, participants and emulators. For most of our first 30 years, we were a Southern California shoe manufacturer and based our products on one trademark gum rubber outsole. In 1995, we initiated a fundamental restructuring of the business which included assembling a new management team, focusing the business on reestablishing the heritage of the VANS brand and shifting product sourcing overseas to third party manufacturers, which allowed us to begin to be more innovative in terms of outsoles and overall design. Over the past two years, we have targeted significant resources to further build the VANS brand worldwide, promote the Core Sports lifestyle and enhance our product merchandising, design, sourcing and development.

THE VANS STRATEGY

   Our strategy is to continue to leverage our 35-year heritage and our more recent proprietary branding initiatives to become the leading Core Sports and lifestyle company for the youth market worldwide. Key elements of our strategy include:

   Building the Leading Core Sports and Lifestyle Brand Worldwide. Our primary strategy is to continue to build and reinforce the authenticity and credibility of the VANS brand with our core customer base of 10 to 24 year old Core Sports enthusiasts and the broader market of consumers that identify with the Core Sports lifestyle. To further enhance and strengthen the bond with our target market, we utilize multi-dimensional marketing tools aimed at creating an emotional connection between our customers and the VANS brand. The goal of these efforts is to establish a "Covenant with Youth" which underscores our commitment to the further promotion of the individuality and independence of the Core Sports lifestyle. We execute our brand building strategy in the following ways:

   o We own, produce and sponsor Core Sports events and contests such as the VANS Triple Crown Series.

   o We sponsor approximately 600 worldclass male and female Core Sports athletes to reinforce our brand as an authentic element of Core Sports.

   o We create and operate entertainment venues such as our skateparks and our VANS High Cascade Snowboard Camp.

   o We create unique brand building content such as the VANS Warped Tour and the movie Dogtown and Z-Boys to reinforce the authenticity of our brand and to further define it.

   o We develop key relationships to further enhance our brand and our business such as our joint venture with Pacific Sunwear, sponsorship agreements for the VANS Triple Crown Series with other leading brands, including Mountain Dew, G-Shock, Microsoft/Xbox, Ford Ranger, Gillette, and Rolling Stone magazine and media alliances with NBC Sports and Fox Sports Net for the broadcast of the VANS Triple Crown Series and other events.

   o We advertise and promote the VANS brand and Core Sports image through targeted advertising campaigns on television networks such as MTV, Fox Sports Net and EPSN, as well as in magazines such as TransWorld SKATEboarding, Thrasher, TransWorld SNOWboarding, Rolling Stone, Source, Maxim, Seventeen and Teen People.

   o We market our products and brand image online at www.vans.com, which includes multimedia content along with our online store.

   Designing and Developing a Strong and Appropriately Targeted Range of Products. Over the past two years, we have significantly added management depth and increased our focus on footwear merchandising, design and development to leverage the VANS brand across a targeted range of products. Our dedicated team focuses on the design and development of products that maintain the authenticity of our brand while reflecting the current tastes and styles of our core customers. Our performance and casual footwear products incorporate distinctive outsoles, materials, fabrics, styles and colors and dependable construction designed to appeal to male and female Core Sports participants seeking performance footwear as well as the larger market of more mainstream consumers seeking footwear that represents youth, individuality and independence. Our team has also capitalized on the development of the VANS brand as an authentic Core Sports and active lifestyle brand to broaden our product offerings both within footwear and beyond. Within footwear, we recently expanded our women's product offerings and entered the outdoor market. In addition, through selective licensing of the VANS name and trademarks, we have strategically broadened our product offering to non-footwear categories, such as apparel and accessories, that appropriately represent the VANS brand image.

   Further Penetrating the Market Through our Multiple Channels of Distribution. We have developed a multi-faceted distribution system which provides the flexibility to adapt to particular markets and reach a broad range of customers. Our distribution system is comprised of the following:

   o Domestic Wholesale Sales. We distribute our products through over 2,000 domestic wholesale accounts. From fiscal year 1995 to fiscal year 2001, we have grown domestic wholesale sales from $50.5 million to $139.6 million.

   o Retail Sales. Our full-price stores, outlets and skateparks are an integral component of our strategy for building the VANS brand and staying close to the trends and fashion interests of our customers. From fiscal year 1995 to fiscal year 2001 we have grown retail sales from $24.6 million to $103.3 million. We currently plan to open 8 to 12 full-price retail stores and four skateparks in the balance of fiscal year 2002.

   o International Sales. From fiscal year 1995 to fiscal year 2001 we have grown international sales from $13.4 million to $98.2 million. Our management is focused on realizing continued growth of our international sales primarily through the continued strengthening of our brand positioning and product merchandising and the growing overall awareness of our brand and Core Sports in the U.S. and abroad.

   o Internet. We also offer our products online in the U.S. at www.vans.com. We believe the Internet is an important platform to increase the exposure of our brand and proprietary content worldwide.

   Leveraging our Management Team and Infrastructure. Since 1995, we have assembled a new management team, adding significant experience and talent across all facets of our business including product marketing, sales, retail, international, operations, finance and information technology. In addition to furthering the leadership position of the VANS brand with our target customers, our management team has been increasingly focused on product merchandising and design as well as various operating initiatives to further enhance our performance.

   Capitalizing on the Value of our Entertainment Content. Integral to our success in building VANS as a premiere lifestyle brand has been our emphasis on the creation of unique entertainment content and properties. In addition to reinforcing and further defining our brand image, we believe that our entertainment properties have substantial value which we may be able to leverage in order to further the return on our investment in proprietary branding. In particular, we believe that as high speed Internet access and wireless communications further develop, demand and capacity for unique content over the Internet will increase. As this demand and capacity increase, we believe our proprietary content will translate well into this emerging medium and provide potential new business opportunities.

   Selectively Pursuing Strategic Acquisitions and Alliances. We often evaluate potential strategic acquisitions and alliances in the ordinary course as a means to build upon or complement our current business strategy. We selectively identify acquisition candidates and strategic alliances that will enable us to capitalize on our established infrastructure and our knowledge of the youth market to enhance and expand our product, Core Sports and entertainment offerings. Past acquisitions include our acquisitions of Switch Manufacturing, the VANS High Cascade Snowboard Camp and Vans Inc. Limited (our UK distributor). Past alliances include our joint venture with Pacific Sunwear to market and sell apparel and our distribution joint venture in Latin America. Recently, we acquired a majority interest in the VANS Warped Tour. See "Creation of Unique Brand Building Content" below. We also consider from time to time larger acquisitions or alliances which, if completed, could have a more significant impact on our overall business.

PROPRIETARY BRANDING

   Our branding and marketing strategy is to develop unique content and seek out diverse opportunities to reinforce our brand image as indicative of the lifestyle embraced by Core Sports participants, enthusiasts and emulators. Our efforts in this regard are focused on building and reinforcing the authenticity and credibility of the VANS brand with our core customer base of 10 to 24 year olds.

Ownership, Production and Sponsorship of Core Sports Events

   The identification of our brand with Core Sports and the Core Sports lifestyle is most clearly established through our ownership, production and sponsorship of Core Sports events. While our most well known Core Sports events are those that collectively make up the VANS Triple Crown Series, we are also active in the sponsorship and promotion of other Core Sports contests, events and leagues.

   The VANS Triple Crown Series. The VANS Triple Crown Series is a series of three major events in each of seven Core Sports. We own and produce a majority of these events and we are the exclusive title sponsor of the remainder. The VANS Triple Crown Series is currently comprised of the following:

   o  The VANS Triple Crown of Skateboarding

   o  The VANS Triple Crown of Surfing

   o  The VANS Triple Crown of Snowboarding

   o  The VANS Triple Crown of Wakeboarding

   o  The VANS Triple Crown of Freestyle Motocross

   o  The VANS Triple Crown of Supercross

   o  The VANS Triple Crown of BMX

   These events feature top worldwide athletes, many of whom we sponsor, competing in sanctioned contests at venues around the United States and Canada. The VANS Triple Crown Series includes skateboarding, surfing, snowboarding and wakeboarding events for women, which we believe is an important element in broadening the reach of our brand across our targeted customer base. The VANS Triple Crown Series is televised on the NBC and Fox Sports Net networks. The popularity and prestige of the VANS Triple Crown Series events also enables us to associate our brands with other top brands who sponsor these events, and are focused on our customer base, including Mountain Dew, G-Shock, Gillette, Ford Ranger, Microsoft/Xbox and Rolling Stone magazine.

   Other Core Sports Events. In addition to the VANS Triple Crown Series, we produce and sponsor other popular Core Sports contests, events and leagues. In particular, we sponsor the VANS World Amateur Skateboarding Championships, the VANS Surfing Airshow Series, the VANS Pro Wakeboarding Tour, the VANS Big Air Festival in Paris, the Mt. Baker Banked Slalom snowboard race, the National Bike League and the American Bike Association. We believe our association with these events and organizations is a critical aspect of solidifying the VANS brand as an authentic element of the Core Sports lifestyle.

Sponsorship of World Class Core Sports Athletes

   The approximately 600 professional and amateur athletes that we sponsor participate in a wide variety of Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, freestyle motocross, supercross, BMX riding and mountain biking. We seek out the top male and female athletes in these categories for sponsorship because of the positive association with the VANS brand image created by their success and because of their influence on the tastes, trends and fashions prevalent in the Core Sports lifestyle. Included among our featured premier athletes are the following:

   o  Geoff Rowley: Thrasher magazine's 2000 Skater of the Year

   o Steve Caballero: According to Thrasher magazine, "likely to be looked upon as the greatest skater of the last century"

   o Tara Dakides: reigning VANS Triple Crown of Snowboarding and X-Games Big Air Snowboarding Champion

   o  Jeremy McGrath: seven time Supercross Champion

   o Carey Hart: the only athlete to ever successfully complete a back flip on a motorcycle

   o  Serena Brooke: a top female surfer

   o  Cory "Nasty" Nastazio: The 2000 "King of Dirt" champion

   o  Rick Thorne: a top BMX rider and host of ESPN's X-Today

   We support our athlete endorsements with print and television advertising and the distribution of approximately one million posters per year, all featuring our sponsored athletes. Our sponsored athletes aid in the design of our products, make promotional appearances, wear our products exclusively and increase overall consumer awareness of the VANS brand.

Creation and Operation of Entertainment Venues

   We have developed unique venues for the promotion of and participation in Core Sports that, in addition to providing us with alternative sources of revenue, are important tools for reinforcing the authenticity of the VANS brand and its relationship to the Core Sports lifestyle.

   Skateparks. We currently operate eight large-scale skateparks, including four in California, one in Virginia, one in Texas, one in Moorestown, New Jersey, outside of Philadelphia, and one in Westminster, Colorado, outside of Denver. All but three of our current skateparks are in excess of 45,000 square feet and each features world-class skateboarding facilities, including vertical ramps, mini-ramps and street courses, as well as a retail store and a pro shop. In addition, except for our skatepark in Moorestown, New Jersey, each of our skateparks includes empty swimming pools suitable for skating. Our Ontario, California skatepark also includes a 15,000 square foot BMX dirt course. In calendar year 2000, we sold approximately 435,000 individual sessions to use our then existing six skateparks to skateboarders, in-line skaters and BMX riders. In addition to creating a unique venue for our core customers to participate in these activities and furthering the goodwill of our brand name within this group, our skateparks play a valuable role in building our brand among the significant number of people who visit the facilities to watch the participants as well as to shop in the attached retail stores and pro shops.

   VANS High Cascade Snowboard Camp. We own and operate the VANS High Cascade Snowboard Camp, the top summer snowboard destination in North America, located at the base of Mt. Hood in Oregon. Participants in the seven and ten day camp sessions enjoy state of the art snowboarding facilities and receive instruction from top snowboard coaches. When not snowboarding, campers may use other recreational facilities and have the opportunity to go wakeboarding and skateboarding.

Creation of Unique Brand Building Content

   Our branding strategy is furthered by our efforts to create content that emphasizes the lifestyle appealing to our targeted customer base of 10 to 24 year old Core Sports participants, enthusiasts and emulators. In addition to creating a positive association between the VANS brand and this lifestyle, we believe these properties actually serve to further define the more appealing aspects of this lifestyle to our targeted customers. The uniqueness of this content also provides us with an opportunity to utilize it beyond brand building and capitalize on its intrinsic entertainment value.

   "Off the Wall" Productions. In order to identify opportunities to further our brand strategy through the creation of proprietary branded content, we have established a production group known as "Off the Wall" Productions. In addition to producing the media content for the VANS Triple Crown Series and certain other Core Sports events, we financed and obtained the copyright to Dogtown and Z-Boys, a feature length documentary on the history of modern skateboarding, which won the Audience Favorite and Best Director Awards at the 2001 Sundance Film Festival. We recently signed an agreement with Sony Pictures Classics for the distribution of Dogtown and Z-Boys in the U.S. and other English-speaking countries. We expect Dogtown and Z-Boys to be released in theaters in 2002. We have also provided the financing for an animated series entitled The Loonatic which chronicles the adventures of a free-spirited youth and his companions. We expect the pilot of this series to be completed in calendar year 2001.

   The VANS Warped Tour. In June 2001, we acquired majority ownership of the VANS Warped Tour, a traveling lifestyle, music and sports festival that visits top young adult markets throughout the world. Prior to the acquisition we had been the exclusive title sponsor of the Tour for five years. The 2001 VANS Warped Tour visited 45 U.S. and Canadian cities and had over 450,000 attendees. Included among the activities featured on the Tour are skateboarding and BMX demonstrations, retailer booths, video games, prize giveaways and performances by top alternative music bands. The 2001 VANS Warped Tour featured such popular bands as Pennywise, 311, Rancid and New Found Glory. Also featured is an amateur skateboarding competition in selected locations, with the winners being invited to participate at the VANS World Amateur Skateboarding Championships.

Developing Key Relationships to Further Enhance our Brand

   We seek to enhance our own brand building activities by establishing relationships with key partners that further reinforce the VANS brand image and increase exposure for our brand and products globally. Our key strategic relationships cover a diverse range of brand building activities, including the following:

   Apparel Joint Venture. In an effort to extend our brand image and product line beyond footwear, we have entered into a joint venture with Pacific Sunwear to develop, market and sell apparel and accessories utilizing the VANS brand. In addition to providing an excellent channel of distribution for VANS-branded products, this venture allows us to associate our brand with a premier retailer of clothing and apparel that targets our core 10 to 24 year old customers.

   Sponsorship of VANS Triple Crown Series Events. Over the last three years we have signed sponsorship agreements for the VANS Triple Crown Series with a number of leading brands, including Mountain Dew, G-Shock, Ford Ranger, Gillette, Microsoft/Xbox and Rolling Stone magazine. The sponsorship agreements with these brands not only help to finance and expand the VANS Triple Crown Series, but also provide valuable cross-promotion opportunities with brands that we believe enable us to further connect with our core customers.

   Media Distribution Alliances. We have alliances with media outlets to further the exposure of our brand and products. We have agreements with NBC Sports and Fox Sports Net to provide for the broadcast of the VANS Triple Crown Series and other VANS-sponsored Core Sports. We believe these agreements further the prestige of these events and make them more attractive for syndication outside the United States.

   Video Game Licensing. In 1999 we entered into an agreement with Sony Computer Entertainment of America for the license of the VANS Triple Crown Series trademarks and logos to be incorporated into video games for the Sony Playstation and Playstation2 formats. The first game developed under this agreement, a skateboard game entitled Grind Session, was released in May 2000, and a snowboarding game entitled Cool Boarders 2001 was released in May 2001.

   Artist Relations. We build the VANS brand through product placement with key artists in the music, television and motion picture industries. Additionally, we leverage these relationships through promotional tie-ins throughout our distribution network.

Targeted Advertising and Promotion

   We seek to further enhance the VANS brand and Core Sports image through targeted mainstream advertising campaigns. These campaigns, which typically depict youthful, contemporary lifestyles and attitudes, are carried on television networks such as MTV, Comedy Central, Fox Sports Net, ESPN, ESPN2 and ESPN International, as well as in magazines that appeal to our target demographic, including TransWorld SKATEboarding, Thrasher, TransWorld SNOWboarding, Rolling Stone, Source, Maxim, Seventeen and Teen People. We believe that targeted television and print advertising is an effective means to create consumer awareness of particular products through product specific campaigns. In addition, the broad reach of mainstream advertising attracts new participants to Core Sports and new consumers of Core Sports related products. We develop much of our advertising in-house, which allows us to control our creative messaging as well as our costs so that we can most efficiently utilize this means of brand promotion.

   Additionally, although we have traditionally focused on promoting the VANS brand and image without emphasizing individual products, we have begun, in selected cases, to focus promotional activities on the introduction of new styles or products.

Online Marketing

   In addition to providing an additional distribution channel for the sale of our products in the U.S., our website at www.vans.com provides an alternative forum for us to further our marketing and branding strategy. Our website includes product photos, live video feeds from our skateparks and Core Sports events, photos, profiles of and interviews with our sponsored athletes, information on our sponsored events, and our history. As technology relating to wireless and high speed Internet access further develops, we believe the Internet will continue to grow in importance as a means to further our brand building, particularly through the use of content developed through the VANS Triple Crown Series and our other entertainment properties such as our skateparks.

PRODUCT DESIGN AND DEVELOPMENT

   From our inception in 1966 through the mid-1990's, our production capacity was limited to our domestic manufacturing facilities and our product design was limited to vulcanized canvas shoes featuring a single form of gum rubber outsole. In 1995, we shifted our manufacturing focus from our domestic facilities to sourcing our products through an agent in South Korea, which allowed us to incorporate a new "cupsole" type of shoe and increase the breadth of our shoe products. Over the past two years, we have significantly enhanced our footwear merchandising, design and development team, established an office in Hong Kong to oversee our production, and implemented direct sourcing from third party manufacturers in China and the Philippines in order to further capitalize on the strength of our brand with a stronger assortment of product.

DESIGN AND DEVELOPMENT

   Over the last two years, we have significantly enhanced our team of footwear merchandisers, designers and developers. This team focuses on the design and development of products that maintain the authenticity of our brand while reflecting the current tastes and styles of core customers. Our merchandising professionals monitor styles prevalent in worldwide youth culture, including areas such as Core Sports, alternative music, television, clothing and movies to guide our designers. Integral to the design and development of our products is the input and feedback of our sponsored athletes, who assist in developing the technical features and styles of our products, and our retailers who provide feedback to help us remain in touch with the tastes and preferences of our target market. In addition to providing us with valuable insights into developing tastes and styles, we believe the input from these key groups mitigates the risk that our products will be out of step with current trends. We believe this risk is further mitigated by the consistency of our design strategy, in which typically over 50% of our product styles are carried over from one season to the next.

PRODUCTS

Men's Footwear

   We segment our men's footwear products through three categories of retail stores: independent skate and surf shops, mall-based specialty lifestyle and athletic footwear stores, and family shoe and moderate department stores.

   Independent Skate and Surf Shops. These stores cater to Core Sport participants and primarily carry our "Signature" and "Performance" shoes and, to a lesser extent, our "Classics" shoe line. Our Signature and Performance shoes are designed with specific features for skateboarding and contain more variations in material and more advanced technical performance features. Signature shoes are endorsed by some of the world's top skaters, including Geoff Rowley, Steve Caballero, Willy Santos, Omar Hassan, Salman Agah and John Cardiel, and include such shoes as the Cab 7, the Rowley XLT and the Agah IV. Performance shoes such as the Hokum and Revert have varying degrees of the more technical features incorporated into our Signature Shoes. Our Signature and Performance shoes are priced generally from $65 to $85. The Classics shoe line features our traditional vulcanized canvas and suede shoes and includes the Classic Slip-On, Authentic, Old Skool and Sk8-Hi. Prices for Classics generally range from $45 to $60.

   Mall-based Specialty Lifestyle and Athletic Footwear Stores. Stores such as Journeys, Pacific Sunwear, Foot Locker and Finish Line carry a cross-section of our products, including Signature shoes of our more-widely known athletes, Performance shoes, as well as our "Prelims," Classics and "Outdoor" lines. Our Prelims are influenced by our Signature and Performance shoe lines, and are typically more casual in styling and designed to primarily target Core Sports enthusiasts. Prelims offer a wide variety of casual suede, leather and canvas shoes and include the Bloq, the 72 and the Graph. Prices for Prelims generally range from $45 to $60. Our Outdoor products include boots and shoes designed to address a variety of outdoor activities such as day hiking, trail running, snowboarding, mountain biking and BMX riding. Prices for our Outdoor products generally range from $55 to $110.

   Family Shoe and Moderate Department Stores. Stores such as Kohl's, Mervyn's and Famous Footwear have been a consistent destination for our products, often carrying our Prelims and, to a lesser extent, our Classics. Prices for our Prelims and Classics generally range from $45 to $60.

Women's Footwear

   We market and sell our women's footwear products through the same types of stores as our men's footwear products. Our women's footwear products include skate-influenced performance footwear, Cali lifestyle footwear, outdoor footwear, classic deck shoes and sandals. Many of these products incorporate fundamental features of our traditional men's skate shoes with fashion-conscious detailing, colors and fabrics, such as suede, leather and canvas. Some of our women's shoes include the Cara-Beth III (the third generation of the first women's signature skate shoe), the Upland, Compel, Perfection and the Resolve. Prices for our women's footwear products generally range from $45 to $65. Our women's shoes are endorsed by top Core Sports female athletes, including Tara Dakides, Serena Brooke and Cara-Beth Burnside.

Children's Footwear

   We offer a variety of boys' casual footwear based upon the styles of our men's Signature and Prelims, as well as Classics. These shoes include the Cab 7, the Hassan III, the Revert and the Performance. We have also expanded our children's line to include young girls' shoes which are based upon the styles of our women's line, including the Upland, Compel, Radiant, and Essential. Prices for our children's products generally range from $30 to $50.

Snowboard Boots; Step-in Bindings

   Our snowboard boot line is comprised of conventional strap-on boots and step-in boots which are designed to be compatible with the Switch Autolock step-in binding system. Our boots are endorsed by several world-class snowboarders, including Jamie Lynn, Tara Dakides, Daniel Franck (winner of a Silver Medal at the 1998 Winter Olympics), Temple Cummings, Kurt Wastell and Axel Pauporte. These riders work with our design and development team to create one of the most technically advanced lines in the market. Prices for our snowboard boots generally range from $129 to $275.

   We are also a leader in the step-in snowboard binding market through our Switch product line. We license the Switch step-in binding technology to leading snowboard boot brands such as DC Shoes and Heelside and have entered into a similar licensing agreement with Nike. Prices for Switch step-in bindings generally range from $125 to $239.

Apparel

   We design active lifestyle, skateboard and snowboarding apparel that embodies the VANS brand image. Our line includes T-shirts, hats, woven shirts, fleece, walkshorts and pants which focus on the skateboard and Core Sports culture. Our line also includes wallets and backpacks and is sold primarily through our own retail stores as well as to specialty skate and surf shops.

   Our snowboard line includes technical outerwear, jackets and pants, sweaters, polyester fleece, T-shirts, hats, gloves and accessories. The line is endorsed by several professional snowboarders, including Sean Johnson and Jimmy Halopoff, and is primarily sold to snowboard specialty and sporting goods stores.

   In March 1999, we entered into a joint venture, of which we own 51% interest, to develop, market and sell apparel with Pacific Sunwear. Pacific Sunwear provides product development, design, sourcing, quality control and inventory planning to the joint venture, and we contribute design services and license the VANS and Triple Crown trademarks and logos to the venture. Under the terms of the joint venture, we are precluded from entering into other licenses for apparel in the U.S. without Pacific Sunwear's consent while maintaining the right to sell VANS branded apparel directly to other accounts.

Skateboard Hard Goods

   In connection with the opening of our skateparks, we recognized the opportunity for offering a comprehensive selection of third-party skateboard hard goods in our retail stores and pro shops as a means to further strengthen our position as a leader in the skateboard market as well as enhance the overall product offering of our retail stores. We currently offer skateboard decks, trucks and wheels in our full-price stores and skateparks, and in a select number of our outlets. Along with other brand name Core Sports equipment, we also offer a limited number of VANS branded Core Sports equipment items, such as safety helmets and pads, through our retail stores.

Sunglasses

   In April 1999, we entered into a joint venture, of which we own 51% interest, to develop, market and sell sunglasses with Sunglass Hut International. Sunglass Hut was acquired by Luxottica S.p.A. in April 2001. Recently, Luxottica exercised its right to terminate and wind-up the joint venture. This joint venture represented approximately $800,000 of revenue for the fiscal year ended May 31, 2001.

SALES AND DISTRIBUTION

   We believe our multi-faceted, worldwide distribution system provides the flexibility to best adapt our product mix to particular markets and reach a broad range of customers. The primary distribution channels for our products include the following:

Domestic Wholesale Sales Channel

   We sell our products through over 2,000 domestic wholesale accounts. We also sell our products through independent retailers such as skateboard and surf shops to maintain our authenticity and to stay close to our core customers. We increased our total domestic wholesale sales from $50.5 million in fiscal year 1995 to $139.6 million in fiscal year 2001.

   We strive to maintain the integrity of the VANS image by segmenting the distribution channels for our products based on criteria which include the retailer's image, customer base and ability to effectively promote our products. Substantially all of our larger domestic accounts are managed by our sales executives. We typically engage our independent sales representatives for our smaller accounts, as well as work with some of our larger accounts, pursuant to one year agreements. Compensation of independent sales representatives is limited to commissions on sales.

Retail Sales Channel

   Our retail distribution strategy is comprised of three principal formats: full price retail stores, outlet stores and skateparks. All of our retail stores carry a wide variety of footwear products, along with apparel and accessory items, most of which bear the VANS brand name and logo. In addition, we sell a growing array of skateboard hard goods which are popular with our core customers. Our retail channel is an integral part of our strategy for building the VANS brand, providing wide exposure to all of our products and enabling us to stay close to the needs of our core customers. Total sales from our retail channel increased from $24.6 million in fiscal year 1995 to $103.3 million in fiscal year 2001.

   Full Price Retail Stores. We currently operate 77 full price retail stores in the United States. Our full price retail stores typically range from 1,400 to 2,700 square feet and are located in a mix of mall and free-standing locations. Over the last several years, we have embarked on a remodeling program to update the store layout in targeted stores and to achieve a more consistent format throughout our full-price retail stores. We also, as a matter of course, seek to identify underperforming stores for possible closure. We closed four stores in fiscal year 2001. We currently plan to open approximately 8 to 12 full-price stores in the balance of fiscal year 2002.

   Outlet Stores. We currently operate 61 outlet stores in the United States, the United Kingdom, Austria, Spain and Guam. These stores serve an important role in our overall inventory management by allowing us to effectively distribute a significant portion of our discontinued or out of season products.

   Skateparks. We currently operate eight large-scale skateparks, including four in California, one in Virginia, one in Texas, one in Moorestown, New Jersey, outside Philadelphia, and one in Westminster, Colorado, outside Denver. We believe our skateparks offer a unique entertainment venue for those who wish to skate or ride and for those who wish to watch these activities or shop in our retail stores. In addition to skateboard facilities and the retail and pro-shops, our skateparks include video games, vending machines, concession stands and live streaming video of skateboarders in the skatepark. Beyond the number of actual skaters who purchase sessions to use the skateboarding facilities, a significant number of additional people attend our skatepark facilities to watch the participants as well as to shop at the attached retail shops.

   Our strategy is to locate the skateparks in metropolitan areas with high concentrations of skateboarders, and, where possible, in large destination shopping centers where the landlords are willing to help finance the construction of the skateparks.

   For each of our skateparks, we carry liability insurance to cover accidents which may occur, and require that all users or their guardians execute waivers of liability. Helmets, knee pads and elbow pads are required for use of the skateparks. To date, we have incurred no significant liability with respect to activities at our skateparks.

International Sales Channel

   Our international distribution system is based on a market by market approach, that takes into account the particular cultural, economic and business conditions present in each international market. This strategy is designed to allow us to adopt the best method of distribution to most broadly reach our customers. This strategy has led us to establish direct operations in key European markets, a joint venture in Mexico, Brazil, Argentina and Uruguay, a licensing arrangement in Japan, Hong Kong, Taiwan and South Korea and distribution agreements in 29 other countries. We have increased our total international sales from $13.4 million in fiscal year 1995 to $98.2 million in fiscal year 2001.

   Direct Sales and Distributors. We currently sell VANS products directly through our sales agents or employees or through distributors and licensees in approximately 50 foreign countries.

   In fiscal year 1997, we undertook a strategy to capture increased international sales and profit by commencing direct sales efforts in selected European countries. In connection with that strategy, over a four year period we acquired our distributor for the United Kingdom, and in June 1998, we began utilizing sales agents, instead of distributors, in France and Germany. This strategy enables us to capture some of the sales and profits previously realized by independent distributors, to better coordinate our brand marketing strategies in these key European countries and increase our product availability to local customers through our distribution center in Holland. Under our sales agency agreements, agents are paid a commission on sales and are responsible for all sales efforts in a particular territory. Our sales in Europe are made in local currencies.

   We currently use third party distributors for sales in approximately 29 countries worldwide. International distributors of Vans products receive a discount on the wholesale price of footwear products and are granted the right to resell such products in defined territories, usually a country or group of countries. Distribution agreements generally are exclusive, restrict the distributor's ability to sell competing products, have a term of one to three years, provide a minimum sales threshold which increases annually, and generally require the distributor to spend a certain percentage of its revenues on marketing. We receive payment from all of our distributors in United States dollars.

   Licensing. We have established an exclusive footwear and apparel licensing arrangement with International Trading Corporation, a Japanese public company and one of the leading distributors and retailers of footwear and related accessories in Japan. Under this arrangement, ITC licenses the VANS brand name to market and sell products such as footwear, apparel, caps, sports bags, snowboards, sunglasses and stationery. During the fiscal year ended May 31, 2000, we earned revenue of $3.8 million under our agreement with ITC. In June 2000, our agreement with ITC was extended to Korea, Taiwan and Hong Kong for footwear and within Japan for apparel and sports bags. Our current agreements with ITC have three-year terms, and provide for aggregate annual minimum royalty payments of over $4.0 million. In connection with these agreements, we earned revenue of $7.2 million in the fiscal year ended May 31, 2001. In addition, ITC also distributes our snowboard boots and bindings. Beyond ITC, we selectively license our trademarks to some of our other third party footwear distributors, generally for use in the production and sales of apparel and accessories, such as T-shirts and backpacks.

   Joint Ventures. We currently operate a joint venture to serve markets in Mexico, Brazil, Argentina and Uruguay. Under this arrangement, we provide product and our marketing expertise to the joint venture, and the third party provides financial, advertising and operational support. We believe this method of distribution provides us with the opportunity to most effectively manage our brand imaging while benefiting from the expertise of a local partner that is closer to the cultural, economic and business issues pertinent to these particular markets.

Internet

   We currently offer a broad range of our products, including exclusive product offerings, domestically through our website at www.vans.com. Our electronic commerce channel provides us with the opportunity to broaden our reach with minimal sales costs. Our website also allows us to effectively utilize elements of our unique marketing and entertainment content to showcase our products within the context of the VANS brand image. We believe the Internet is an important platform to increase the exposure of our brand and our exclusive content worldwide. In particular, we believe that as high speed Internet access and wireless communications further develop, demand and capacity for unique content will increase and our proprietary content may provide for potential new business opportunities in this emerging medium.

BACKLOG

   As of August 24, 2001, our backlog of orders for delivery in the second and third quarter of fiscal year 2002 was approximately $43.5 million, as compared to a backlog of approximately $37.7 million as of August 25, 2000 for delivery of orders in the second and third quarter of fiscal year 2001. Our backlog amounts exclude orders from our retail stores. Our backlog depends upon a number of factors, including the timing of trade shows, during which some of our orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. As a result of these and other factors, period-to-period comparisons of backlog may not necessarily be meaningful.

   In addition, we have historically shipped less than all orders in our backlog and we have shipped a large portion of our products towards the end of the quarter to meet seasonal peaks for the back-to-school, holiday and spring selling seasons. As a result, we may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on our business, financial condition and results of operations. Additionally, backlog orders are subject to both cancellation by customers and the ability of third party manufacturers to timely deliver product to fill such orders.

INFRASTRUCTURE

   We have developed an operational infrastructure that allows us to effectively address a variety of market opportunities. Our ability to procure and distribute a wide range of products enables us to maintain the authenticity of the VANS brand while addressing changes in Core Sports and youth trends.

Sourcing and Manufacturing

   In 1995, we shifted our manufacturing focus from our own domestic facilities to a network of experienced third party overseas manufacturers. This strategy minimizes capital expenditures relating to manufacturing and allows us to maximize product quality and product variety.

   We currently source all of our footwear products from independent third party manufacturers in the People's Republic of China and the Philippines. Our internal production staff located in Hong Kong and Southern China oversees all aspects of manufacturing and production in China and the Philippines. Approximately 75% of our apparel is sourced off-shore throughout Asia.

Distribution Facilities

   Products for domestic accounts are shipped either to our 150,000 square foot distribution center located in Santa Fe Springs, California or directly to our retail customers. Approximately 25% to 30% of our domestic sales are shipped directly from manufacturers to our retail customers. Our products for international distribution, with the exception of Europe, are typically shipped directly from the manufacturers to our customers. Shipments of product to European countries are made through a third-party operated distribution facility located in Holland. We are currently in the process of upgrading our distribution logistics systems, supply chain monitoring systems and inventory information systems. We expect certain of these initiatives, which will include customized direct shipping and warehousing solutions, to further increase our operating efficiency.

Management Information Systems

   Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of our business. We utilize information technology to improve customer service, reduce operating costs and provide information needed by management to make timely sales and merchandising decisions and to control inventory levels.

   We are in the process of installing sophisticated point-of-sale systems in all of our stores and skateparks that will enable us to track inventory from store receipt to final sale on a real-time basis, allowing for rapid stock replenishment and concise merchandise planning, and managing inventory shrink. This new system also will enable our European stores to recognize the euro conversion which becomes effective January 1, 2002.

COMPETITION

Footwear Industry

   The athletic and casual footwear industry is highly competitive. We compete on the basis of the design, quality and technical aspects of our products, the strength of the VANS brand, the brand's authenticity with our core customer base and the athletes who participate in the Core Sports we promote and sponsor. Many of our competitors, such as Nike, Reebok, Adidas and Fila, have significantly greater financial resources than we do, have more comprehensive product offerings, compete with us in China and the Philippines for manufacturing sources and spend substantially more on product advertising than we do. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, we face competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have significant brand recognition. In addition, in the casual footwear market, we compete with a number of companies, such as Skechers, Converse, K2, Airwalk, and Stride Rite (Keds), some of which may have significantly greater financial and other resources than we do. We also compete with companies such as Sole Technology, DC Shoes, Globe and Osiris which focus on selling products to Core Sports participants.

Snowboard Industry

   We face significant competition in the snowboard boot and binding industries, most notably from Burton Snowboards, Northwave, Salomon, K2 and Airwalk. In the step-in binding segment of the industry, we compete, through Switch, on the basis of the quality and technical aspects of the Autolock binding system, and the strength of the Switch and Autolock brand names. Several large, well-known companies have developed step-in systems that compete with the Autolock binding system. In addition, conventional strap-in bindings have substantially greater market share than step-in systems and we anticipate this will likely continue for at least the next few years.

Apparel Industry

   We are a relatively new entrant in the apparel business. The apparel industry is highly competitive, more fashion-oriented and more fragmented than the athletic footwear market. Many of our competitors have significantly greater financial resources than we do and spend substantially more on product advertising.

INTELLECTUAL PROPERTY

   We hold trademarks, copyrights and patents on our products, brand names and designs which we believe are material to our business. We have made federal, state and international filings with respect to our material intellectual property, and intend to keep these filings current. We believe that our rubber "Off the Wall" sole design, the VANS trademark, various logos, trademarks and designs incorporating the VANS trademark, the striped designs known as the "Old Skool," "Knu Skool," and "Fairlane," certain patents we hold for the Switch Autolock binding system and related technology, and the patent we hold for our Impulse Technology are significant to our business and have gained acceptance among consumers and in the footwear industry. We are aware of several potentially conflicting trademark claims in the United States and other countries, and are currently engaged in, or contemplating trademark opposition or other legal proceedings, with respect to these claims. We do not believe these claims will have a material effect on our business. There can be no assurance that we will be able to use all of our trademarks and patents in any of the jurisdictions where conflicts exist. We regard our trademarks and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement both in the United States and internationally, including through the use of cease and desist letters, administrative proceedings and lawsuits.

EMPLOYEES

   As of August 10, 2001, we had 1,688 employees. We consider our employee relations to be satisfactory. Our employees are not unionized and we have never suffered a material interruption of business caused by labor disputes.

RISK FACTORS

   You should carefully consider the risks described below before investing in our common stock. If any of the following risks actually occur, our business could be materially harmed. This could cause the price of our stock to decline, and you may lose part or all of your investment.

IF WE ARE UNABLE TO CONTINUE TO DEVELOP AND MAINTAIN THE POPULARITY OF OUR BRAND OR FAIL TO ACCURATELY ANTICIPATE CHANGES IN FASHION TRENDS, DEMAND FOR OUR PRODUCTS MAY DECREASE.

   Our success is largely dependent on the continued strength of our brand. In addition, we must anticipate the rapidly changing fashion tastes of our customers and provide merchandise that appeals to their preferences in a timely manner. We cannot assure that consumers will continue to prefer our brand or that we will respond in a timely manner to changes in consumer preferences. In particular, fashion trends change more rapidly with respect to our women's footwear line, which is comprised of fewer styles than our other footwear lines. As a result, our current growth in sales of women's footwear may not continue. Achieving market acceptance for new products may also require substantial marketing and product development efforts and expenditures to create consumer demand. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance can be determined. As a result, we may fail to anticipate, identify or react appropriately to changes in consumer acceptance of our products' styles and features. This could lead to problems such as excess inventories and higher than normal markdowns, lower gross margins due to the necessity of providing discounts to retailers, impairment of our brand name and brand image, as well as the inability to sell such products through our retail and outlet stores. In addition, our failure to anticipate consumer demand could result in inventory shortages, which can adversely affect the timing of shipments to customers, negatively impacting retailer and distributor relationships and diminishing brand loyalty.

   In addition, we use a variety of specialized fabrics in our footwear and clothing. The failure of footwear or clothing using such fabrics to perform to customer requirements could result in customer dissatisfaction with our products and could adversely affect the image of our brand name. We also recently significantly increased the technical aspects of certain of our footwear and snowboard boots. If these technical features fail to operate as expected or satisfy customers, or if we fail to develop new and innovative technical features in a timely fashion, the result could adversely affect our business.

OUR FINANCIAL RESULTS WILL BE AFFECTED BY MARKET CONDITIONS IN THE FOOTWEAR AND APPAREL INDUSTRIES, WHICH ARE INTENSELY COMPETITIVE.

   The athletic and casual footwear industry is highly competitive. Competitive factors that affect our market position within the footwear and apparel industries include the style, quality and technical aspects of our products and the strength and authenticity of the VANS brand. Many of our competitors such as Nike, Reebok, Adidas and Fila, have significantly greater financial resources than we do, have more comprehensive lines of product offerings, have greater brand recognition, compete with us in China and the Philippines for manufacturing sources and spend substantially more on product advertising than we do. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, we face competition from large, well-known companies, such as Tommy Hilfiger and Nautica, which have significant brand recognition. In addition, in the casual footwear market, we compete with a number of companies, such as Skechers, Converse, K2, Airwalk and Stride Rite
(Keds), some of which may have significantly greater financial and other resources than we do. We also compete with smaller companies, such as DC Shoes, Sole Technology, and Osiris which specialize in marketing to our core skateboarding customers. Our inability to effectively compete in the footwear market would harm our business.

   We face significant competition in the snowboard boot and binding industries, most notably from Burton Snowboards, Northwave, Salomon, K2 and Airwalk. Our Autolock snowboard binding system competes with several large well-known companies which have developed step-in bindings. In addition, conventional strap-in bindings have substantially greater market share than step-in systems and we anticipate this will likely continue for at least the next few years. Our inability to effectively compete with other snowboard boot companies or other manufacturers of binding systems could harm our business.

   We are a relatively new entrant in the apparel business. The apparel industry is highly competitive, more fashion-oriented and more fragmented than the athletic footwear industry. Many of our competitors have significantly greater financial resources than we do and spend substantially more on product advertising. Our inability to effectively compete in the apparel market would harm our ability to successfully grow this aspect of our business.

OUR RELIANCE UPON INDEPENDENT CONTRACT MANUFACTURERS EXPOSES US TO VARIOUS RISKS ASSOCIATED WITH DISRUPTION IN PRODUCT SUPPLY, ANY OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

   All of our shoes and snowboard boots are manufactured by independent suppliers located in the Peoples Republic of China for our non-European markets except Mexico and Argentina, and the Philippines for our European markets, Mexico and Argentina. We source our foreign-produced products through our subsidiary, Vans Far East Limited. Although we execute manufacturing agreements with our foreign manufacturers, we cannot assure that we will not experience difficulties with our manufacturers, such as reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to comply with our requirements for the proper utilization of our intellectual property, failure to meet production deadlines, or increases in manufacturing costs. In addition, if our relationship with any of our manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot assure that we would be able to obtain alternative manufacturing sources on a timely basis or on satisfactory terms. Should a change in our suppliers become necessary, we would likely experience increased costs, as well as substantial disruption and resulting loss of sales. We also utilize international sourcing agents who assist us in selecting and overseeing third party manufacturers, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The loss or reduction in the level of services from such agents could significantly affect our ability to efficiently source products from our independent manufacturers overseas, which could have a material adverse effect on our business.

   In addition, our relationships with independent foreign manufacturers are also subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, an increased likelihood of counterfeit, knock-off or gray market goods, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas) and restrictions on the transfer of funds, environmental regulation, and other changes in governmental policies. In particular, changes in U.S. tax law or interpretations thereof related to our operations could materially impact our effective tax rate. In addition, adverse changes in trade or political relations with China as a result of specific events such as the recent incident resulting from a United States military plane landing and being detained in China or political instability in China would severely interfere with our manufacturing and would have a material adverse effect on our business. We cannot be certain that such factors will not materially adversely affect our ability to procure manufactured products in a cost-effective or timely manner. Although we require our manufacturers to represent to us that their operations comply with their local laws governing labor practices and work conditions, and we periodically monitor such compliance, the failure of our manufacturers to comply with such laws could adversely impact our reputation and business.

   All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

   In addition, although the products sold by us are not currently subject to quotas in the United States, certain countries in which our products are sold are subject to certain quotas and restrictions on foreign products which to date have not had a material adverse effect on our business. The enactment of any additional or modified duties, quotas or restrictions could result in material increases in the cost of such products and might adversely affect our sales or profitability.

OUR EXPANSION INTO INTERNATIONAL MARKETS AND OUR TRANSACTING BUSINESS IN FOREIGN CURRENCY EXPOSES US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

   We do business through wholly-owned and co-owned subsidiaries in a number of countries throughout the world. In addition, in the 1998 fiscal year we restructured our operations in Europe by replacing certain third party distributor relationships with sales agents. In connection with this strategy, we have established an operational structure in Europe to support the activities of the sales agents. We also operate a joint venture to sell our products in Mexico, Argentina, Brazil and Uruguay. We may experience risks while doing business directly in foreign countries such as managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs.

   In addition, we sell products in a number of countries throughout the world, and thus are exposed to economic fluctuations and movements in foreign currency exchange rates. In particular, our two largest international markets are Japan and France. Adverse changes in our business in those countries or in the economics of those or other countries in which we do business could have a material adverse effect on our business. The major foreign currency exposure for us involves the euro, other European currencies and Latin American currencies. In particular, recent fluctuations in the value of the euro and the British pound have had a significant, negative impact on our European business. Additionally, recent weaknesses in Latin American economies, particularly Argentina, could negatively affect our Latin American business. We are also exposed to risks resulting from political instability, tariffs, counterfeit goods, restrictions on transfers of funds and other changes in governmental regulations.

WE ARE DEPENDENT UPON A RELATIVELY SMALL GROUP OF CUSTOMERS AND OUR FOOTWEAR PRODUCT LINES FOR A LARGE PORTION OF OUR SALES.

   During fiscal year 2001, our top 10 customers accounted for approximately 22.7% of total net sales. Although we have long-term relationships with many of our customers, they do not have any contractual obligations to purchase our products in the future. We cannot be certain that we will be able to retain our existing major customers, and the loss of major customers could have a material adverse impact our business. In addition, the retail industry, and footwear retailers in particular, have periodically experienced consolidation, contractions and financial difficulties and if they happen again in the future this may result in loss of customers or uncollectability of accounts receivables in excess of amounts we have reserved. Furthermore, we depend upon our footwear product lines for a significant portion of our total sales. If we are unable to strengthen the sales of our footwear products, or the popularity of our footwear declines, our financial results could be harmed.

OUR ABILITY TO SUCCESSFULLY ROLL-OUT AND OPERATE NEW SKATEPARKS IS UNCERTAIN AND, IF UNSUCCESSFUL, MAY HARM OUR BUSINESS.

   In November 1998, we opened our first large-scale skatepark. Since 1999, we have opened seven more skateparks in the U.S. We currently plan to expand to approximately 20 to 25 skateparks within the next three years. We consider the expansion of our skateparks to be an integral part of our retail sales strategy as well as an important channel to strengthen our brand name and stay close to our customer base. The construction of new skateparks requires the expenditure of a significant amount of capital resources. Since we have only been operating our skateparks for a short period of time in only eight markets, we have limited operating results and cannot be certain that they will be a successful component of our business, particularly in new markets where skatepark businesses have not been established. We cannot be certain that our skateparks will remain profitable after being in operation for a number of years. If our skateparks do not prove to be a successful retail channel or do not attract a sufficient number of users, our business could be harmed.

IF THE CORE SPORTS WE SUPPORT DECREASE IN POPULARITY OR FAIL TO ATTRACT MEDIA COVERAGE, OR WE FAIL TO ATTRACT OR RETAIN SPONSORS FOR OUR CORE SPORTS EVENTS, OUR BUSINESS MAY BE HARMED.

   Our strategy is focused on the promotion and support of Core Sports such as skateboarding, snowboarding and surfing. Many Core Sports are relatively new or have historically fluctuated in popularity, due in part to limited media coverage of these sports. Core Sports are followed by significantly fewer fans than more traditional sports, such as football, baseball and basketball. Although participation in, and viewership of, many of the Core Sports we promote are growing at a high rate, we cannot assure that the popularity of Core Sports will continue to grow. If any of the key Core Sports we promote loses popularity or fails to grow or attract media coverage, we may have to change our strategy with respect to those sports, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we rely on sponsorships to help finance and expand our Core Sports events. If our current sponsors do not renew their sponsorship agreements, and we are unable to attract additional sponsors, we will have to finance a greater portion of our Core Sports events ourselves, which could have a material adverse effect on our results of operations.

WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE OUR GROWTH STRATEGY OR MANAGE AND SUSTAIN OUR GROWTH.

   As part of our growth strategy, we intend to expand our domestic wholesale accounts, open more retail stores and skateparks in selected locations and increase our international distribution, including in countries and territories where we have little distribution experience and where the VANS brand is not yet well known. We also intend to expand our marketing and promotion efforts as well as broaden our lines of casual and performance footwear and apparel. Success will depend on various factors, including the strength of the VANS brand name, market success of current and new products, competitive conditions and our ability to manage increased growth, which will require us to continue to improve our operational and financial control systems as well as infrastructure and management information systems. We may not be able to successfully implement our growth strategy, locate and open our planned level of new stores or skateparks on a timely or cost effective basis or at all, or effectively manage our growth, any of which would harm our business.

OUR FINANCIAL RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER AS A RESULT OF SEASONALITY IN OUR BUSINESS.

   The footwear industry generally is characterized by significant seasonality of net sales and results of operations. Our business is seasonal, with the largest percentage of our U.S. sales realized in our first fiscal quarter (June through August) or the "Back to School" months. In addition, because snowboarding is a winter sport, our sales of snowboard boots and Switch snowboard boot binding systems have historically been strongest in our first and second fiscal quarters (June through November). This seasonal fluctuation in consumer demand could have a material adverse effect on our business, financial condition and results of operations.

   In addition, we have historically shipped less than all orders in our backlog and we have shipped a large portion of our products towards the end of the quarter to meet seasonal peaks for the back-to-school, holiday and spring selling seasons. As a result, we may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on our business, financial condition and results of operations. Additionally, backlog orders are subject to both cancellation by customers and the ability of third party manufacturers to timely deliver product to fill such orders.

DISRUPTIONS IN THE SUPPLY OF LEATHER OR OTHER RAW MATERIALS COULD SIGNIFICANTLY INCREASE OUR PRODUCTION COSTS.

   Due to the recent worldwide disruption in the supply of leather resulting from the outbreak of "mad cow" and "hoof and mouth" diseases, it is unclear whether prices for leather, which is a raw material component of our footwear products, will increase. If the current disruption or any future disruption in the supply of leather should cause the prices of leather to increase, the costs associated with our production of footwear will increase. In addition, increases in the cost of oil could increase the cost of rubber, which is also a raw material component of our footwear products. We may not be able to increase the price of our products to offset these increased costs. Any significant increases in our production costs could have a material adverse impact on our business.

ENERGY SHORTAGES, NATURAL DISASTERS OR A DECLINE IN ECONOMIC CONDITIONS IN CALIFORNIA COULD INCREASE OUR OPERATING EXPENSES OR ADVERSELY AFFECT OUR SALES REVENUE.

   A substantial portion of our operations are centered in California, including more than half of our retail stores, four skateparks, our corporate headquarters and our central distribution center. Because California is experiencing energy and electricity shortages, we may be subject to increased operating costs as a result of higher electricity and energy rates and may be subject to rolling blackouts which could interrupt our business. Any such impact could be material and adversely affect our profitability. In addition, because a significant portion of our revenue comes from sales in California through our retail stores, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake affecting California, could significantly disrupt our business. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

THE ACQUISITION OF ADDITIONAL BUSINESS ENTITIES IN THE FUTURE MAY HAVE UNANTICIPATED CONSEQUENCES THAT HARM OUR BUSINESS.

   We often evaluate various business entities as potential acquisition candidates in the ordinary course to build upon or complement our current business strategy. Future acquisitions may be larger in scale than acquisitions we have completed in the past. Any acquisition we pursue, whether or not successfully completed, will involve numerous risks, including difficulties in the assimilation and integration of the operations, employees, technologies and products of the acquired companies, difficulties in potential conflicts with the existing culture of acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which we have no or limited direct prior experience, and the potential loss of key employees of acquired businesses. Moreover, we cannot be certain that we will realize the anticipated benefits of any acquisition. Future acquisitions, which may be accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could harm our business and financial condition.

IF WE ARE UNABLE TO RETAIN OUR MANAGEMENT TEAM, OUR BUSINESS MAY BE HARMED.

   Our future success is highly dependent on the services of our management team. In particular, we are dependent on the continued service of Gary H. Schoenfeld, our President and Chief Executive Officer. The loss of the services of Mr. Schoenfeld or any of our other executive officers could have a material adverse effect on our business. In addition, the market for key personnel in the industries in which we compete is highly competitive, and we may not be able to attract and retain key personnel with the skills and expertise necessary to manage our business, both in the United States and internationally.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR BECOME SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, OUR BUSINESS MAY BE HARMED; WE ARE CURRENTLY INVOLVED IN INTELLECTUAL PROPERTY AND OTHER LITIGATION.

   We consider our "intellectual property" (trademarks, patents, etc.) to be critical to our business. We rely on trademark, copyright and trade secret protection, patents, non-disclosure agreements and licensing arrangements to establish, protect and enforce our intellectual property rights in our products. Despite our efforts to safeguard and maintain such rights, we cannot assure that we will be successful in this regard, and we cannot assure that third parties will not sue us for intellectual property infringement in the future. Furthermore, we cannot assure that our trademarks, products and promotional materials do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that we would, in such an event, not be prevented from using our trademarks and other intellectual property. For example, we are currently in litigation with The Burton Corporation who claims we are infringing two patents owned by Burton. These claims, if proved, could materially and adversely affect our business. In addition, although any claims may ultimately prove to be without merit, the necessary diversion of management attention to, and legal costs associated with, litigation could materially and adversely affect our business. We have in the past sued and been sued by third parties in connection with certain matters regarding our trademarks, none of which has materially impaired our ability to utilize our trademarks. We are also currently involved in other litigation which could adversely affect our business and financial condition. See "Business -- Litigation."

   The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, we cannot assure that these efforts will be successful or that the costs associated with protecting our rights in certain jurisdictions will not be extensive.

   From time to time, we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon our intellectual property rights. We cannot assure that the actions we take to establish and protect our intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating intellectual property rights. If we are unsuccessful in challenging a third party's rights, continued sales of such product by that or any other third party could adversely impact our brand, result in the shift of consumer preferences away from our products, and generally have a material adverse effect on our business.

   In addition, we license several of our trademarks for third party products. While these licenses provide for quality control standards, such as the review and approval by us of all licensed products and proposed distribution channels, there can be no assurance that licensees will not breach their agreements and market inferior products or sell products through unapproved distribution channels, any of which would have an adverse impact on our brand.

IF WE WERE UNABLE IN THE FUTURE TO SPONSOR SUITABLE ATHLETES TO ENDORSE OUR PRODUCTS ON REASONABLE TERMS, WE MAY HAVE TO CHANGE OUR MARKETING PLANS, WHICH MAY NEGATIVELY AFFECT OUR BRAND.

   A key element of our marketing strategy has been to obtain endorsements from prominent Core Sports athletes in both the U.S. and internationally. These contracts typically have fixed terms, and we cannot assure that they will be renewed or that athletes signed by us will continue to be effective promoters of our products. If we are unable in the future to sponsor suitable athletes to endorse our products on terms we deem reasonable, we would probably have to modify our marketing plans and rely more heavily on other forms of advertising and promotion, which might not be as effective. In addition, negative publicity about our sponsored athletes could harm our reputation and brand and adversely impact our business.

CUSTOMERS THAT USE OUR PRODUCTS AND SKATEPARKS ENGAGE IN HIGH-RISK ACTIVITIES THAT COULD RESULT IN LEGAL CLAIMS THAT, IF SUCCESSFUL, COULD HARM OUR BUSINESS.

   Participants at our skateparks and the VANS High Cascade Snowboard Camp and users of our products engage in high-risk activities such as skateboarding, snowboarding, in-line skating, freestyle motocross, supercross and BMX riding. Consequently, we are exposed to the risk of product liability or personal injury claims in the event that a user of our products or a visitor to our entertainment venues, including the concert venues of the VANS Warped Tour, is injured. In many cases, participants at our entertainment venues or users of our products may engage in imprudent or even reckless behavior, thereby increasing the risk of injury. We maintain general liability insurance (which includes product liability coverage) and excess liability insurance coverage in an amount which we believe is sufficient. However, we cannot be certain that such coverage will be sufficient, will continue to be available on acceptable terms, will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our financial condition or reputation.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL.

   The market price of our common stock has fluctuated substantially since our initial public offering in August 1991. We cannot assure that the market price of our common stock will not continue to fluctuate significantly. Events such as future announcements concerning us or our competitors, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by us or our competitors, changes in earnings estimates by analysts, our failure to achieve analysts' earning estimates, or changes in accounting policies, could cause the market price of our common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of our common stock and consequently, our ability to raise capital in the future.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS WHICH COULD DISCOURAGE OR PREVENT OR DELAY A TAKEOVER, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

   Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock (of which 1,500,000 shares have been designated Series A Junior Preferred Stock) and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our stockholders. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for the common stock at a premium over the market price of the common stock and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock. We have no current plans to issue shares of preferred stock. Additionally, the board of directors has adopted a Stockholder Rights Plan pursuant to which the holders of our common stock have a Series A Junior Preferred Stock purchase right for every share of common stock owned by them. The rights are exercisable upon the occurrence of certain transactions and entitle the holder to acquire additional shares of our common stock or of a potential acquirer at a price equal to 50% of the then current market price of such stock. The rights could have the effect of deterring tender offers or takeover attempts. Other provisions of our charter and bylaws may also have the effect of delaying or deterring a change in control.

ITEM 2. PROPERTIES

   All of our retail stores and skateparks are leased. Retail store leases typically provide for an initial lease term of three to five years with at least one renewal option for an additional three or five years. Skatepark leases typically have an initial term of ten years with at least one ten-year renewal option. In most cases, we pay rent on a monthly basis, which is subject to periodic rent escalation provisions plus additional rent based on a percentage of sales in excess of certain breakpoints. In fiscal year 2001, our annual rent for our retail stores and skateparks was approximately $11.0 million without contingent payments.

   Until 1994, all of our retail stores were located in California. Since then we have added retail stores throughout the U.S. and Europe. Currently, more than half of our retail stores are in California with no more than two full-price retail stores or four outlet stores in any state or country outside California.

   We currently have the following skateparks scheduled for opening:

    LOCATION                                               APPROXIMATE SIZE (SQ. FT)     EXPECTED OPENING DATE
    --------                                               -------------------------     ---------------------
    Atlanta, Georgia...................................          29,000 indoor              September 2001
    Phoenix, Arizona...................................          36,800 indoor              November 2001
    Orlando, Florida...................................   45,000 indoor/10,000 outdoor      December 2001
    Detroit (Novi, Michigan)...........................   48,000 indoor/5,000 outdoor       February 2002
    Sacramento, California.............................          40,000 indoor                Fall 2002
    Toronto, Canada....................................   43,800 indoor/6,500 outdoor         Fall 2002

   Our corporate headquarters are located in Santa Fe Springs, California and consist of an aggregate of 30,000 square feet. We recently expanded our office space by approximately 6,000 additional square feet. The lease for our headquarters expires in 2007 with an option to extend for 10 years. The current aggregate annual rent for our headquarters is approximately $899,000 and is subject to adjustment during the term of the lease. We also lease space for our distribution center which is attached to our corporate headquarters. The rent for this facility is included in the total rent payments for our headquarters. The distribution center is approximately 150,000 square feet and, with our planned increase in direct shipments to our wholesale customers, is believed to be adequate at this time.

ITEM 3. LEGAL PROCEEDINGS

   In May 2000, we brought an action for declaratory relief against The Burton Corporation asking a court to declare that Burton has no right to threaten or maintain suit against us for alleged infringement of Burton's so-called "3D and 4X4 hole" patent, that the 3D patent is invalid and unenforceable, and that the 3D patent is not infringed by any of our products or processes. The action was brought in response to our belief that Burton intended to eventually sue us for allegedly infringing the 3D patent, and because we desired to resolve the matter. Burton successfully brought an action to dismiss our action for declaratory relief and subsequently sued us in federal court in Vermont on the same claims. In addition, Burton has made additional claims of infringement relating to certain aspects of our integrated bale technology. The parties are currently involved in the discovery process in both cases. We believe that we have defenses available to the allegations raised by Burton and intend to vigorously defend the actions and pursue all applicable counterclaims. We cannot be certain, however, as to the eventual outcome of this litigation or that such outcome will not materially adversely affect our business or financial condition or require the payment of royalties with respect to past or future sales of the products at issue. Even if we are successful in defending these claims, we could incur substantial legal costs relating to the defense of this action or any other claims that third parties may assert from time to time relating to alleged infringement of their proprietary rights.

   In April 2001 a complaint was filed in Orange County, California on behalf of two of our former employees seeking unpaid overtime wages and other damages on the basis that they were mischaracterized as "exempt" employees under California wage and hour laws. The plaintiffs in this action have sought class certification. We have answered the complaint, denied the allegations and stated thirteen affirmative defenses. We intend to vigorously defend the action. We are still in the early stages of this matter, and thus cannot be certain as to the eventual outcome of this litigation.

    In addition to the foregoing, from time to time we are the subject of claims in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "VANS." The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by the Nasdaq National Market.

                                                                                   HIGH     LOW
                                                                                   ----     ---
           Fiscal Year Ended May 31, 1999
             First Quarter...................................................     $11.75   $ 6.38
             Second Quarter..................................................       9.75     5.25
             Third Quarter...................................................       7.81     5.06
             Fourth Quarter..................................................      11.50     6.06

           Fiscal Year Ended May 31, 2000
             First Quarter...................................................     $12.75   $ 9.63
             Second Quarter..................................................      13.00    10.25
             Third Quarter...................................................      16.44    11.56
             Fourth Quarter..................................................      17.06    13.88

           Fiscal Year Ended May 31, 2001
             First Quarter...................................................     $16.44   $12.31
             Second Quarter..................................................      17.88    12.00
             Third Quarter...................................................      23.12    13.88
             Fourth Quarter .................................................      24.59    17.50

   On August 27, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $16.65. As of August 27, 2001, there were 221 holders of record of our common stock.

   We have never declared or paid a cash dividend on our common stock. We presently intend to retain earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our credit facility prohibit the payment of dividends without the consent of our lenders. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED MAY 31,
                                           -----------------------------------------------------------------
                                             2001         2000         1999         1998              1997
                                           --------     --------     --------     ---------         --------
STATEMENT OF OPERATIONS DATA:
Net sales ............................     $341,195     $277,328     $210,113     $ 176,559         $161,554
Net earnings (loss) ..................     $ 14,990     $ 12,087     $  8,725     $  (2,677)(1)     $ 10,437
Earnings (loss) Per Share Information:

Basic:
   Earnings (loss) per share before
      Cumulative effect of accounting
      Change .........................     $   1.09     $   0.89     $   0.66     $   (0.20)(1)     $   0.81
   Weighted average common shares ....       14,165       13,603       13,290        13,284           12,963

Diluted:
   Earnings (loss) per share before
      Cumulative effect of accounting
      change .........................     $   1.02     $   0.84     $   0.64     $   (0.20)(1)     $   0.76
   Weighted average common shares ....       15,196       14,468       13,667        13,284           13,805

BALANCE SHEET DATA:
   Total assets ......................     $236,960     $171,477     $130,538     $ 113,338         $105,824
   Long-term debt ....................     $  2,348     $ 12,131     $  8,712     $   1,874         $    481
   Stockholders' equity ..............     $190,478     $108,317     $ 95,151     $  86,148         $ 88,282

------------

(1) Reflects: (i) $8.2 million of restructuring costs associated with the closure of our Vista, California manufacturing facility, and the restructuring of our distribution system; and (ii) a $9.4 million write-down of inventory in the fourth quarter of fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial data and our consolidated financial statements included in this report. Certain amounts have been reclassified to conform to the current year presentation. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1. "Business - Risk Factors" and elsewhere in this report.

OVERVIEW

   Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for Core Sports. Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating Core Sports entertainment events and venues, such as the VANS Triple Crown Series, VANS skateparks and the VANS High Cascade Snowboard Camp, sponsoring over 600 professional and amateur athletes and the VANS Warped Tour, as well as advertising in targeted print and television media. As a result of the successful implementation of our brand-building and marketing strategy, along with the development of our new management team, we have achieved substantial growth over the past six fiscal years.

RESULTS OF OPERATIONS

   The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

                                                                FISCAL YEARS ENDED MAY 31,
                                                                --------------------------
                                                                 2001     2000      1999
                                                                 -----    -----     -----
          Net sales..........................................    100.0%   100.0%    100.0%
          Cost of sales......................................     56.5     57.2      56.4
                                                                 -----    -----     -----
          Gross profit.......................................     43.5     42.8      43.6

          Operating expenses:
            Selling and distribution.........................     23.6     22.9      22.1
            Marketing, advertising and promotion.............      7.3      7.3       9.8
            General and administrative.......................      4.2      4.0       4.3
            Restructuring reserve recovery...................      0.0      0.0      (0.2)
            Provision for doubtful accounts..................      0.1      0.3       0.2
            Amortization of intangibles......................      0.5      0.5       0.6
                                                                 -----    -----     -----
                 Total operating expenses....................     35.7     35.0      36.8
                                                                 -----    -----     -----
               Earnings  from operations.....................      7.8      7.8       6.8
          Interest income....................................      0.1      0.1       0.1
          Interest and debt expense..........................     (0.8)    (1.0)     (0.6)
          Other income, net..................................      0.3      0.3       0.5
                                                                 -----    -----     -----
               Earnings before income taxes, minority
                 interest in income of consolidated
                 subsidiaries and cumulative effect of
                 accounting change..........................       7.4      7.2       6.8
          Income tax expense................................       2.5      2.4       2.3
          Minority share of income..........................       0.4      0.4       0.3
                                                                 -----    -----     -----
          Net earnings before cumulative effect of
            accounting change...............................       4.5%     4.4%      4.2%
                                                                 =====    =====     =====

FISCAL YEAR ENDED MAY 31, 2001 AS COMPARED TO FISCAL YEAR ENDED MAY 31, 2000

NET SALES

   Net sales for the fiscal year ended May 31, 2001 increased 23.0% to $341,195,000, as compared to $277,328,000 for the same period a year ago. The sales increase was driven by increased sales through all of our sales channels, as discussed below.

   Total U.S. sales, including sales through our U.S. retail stores, increased 30.3% to $242,974,000 for fiscal 2001 from $186,424,000 for the same period a year ago. Total international sales increased 8.0% to $98,221,000 for fiscal 2001, as compared to $90,904,000 for the same period a year ago.

   The increase in total U.S. sales resulted from a 28.5% increase in domestic wholesale sales as a result of increased penetration of existing accounts and a 32.9% increase in sales through our U.S. retail stores. The increase in U.S. retail store sales was driven by sales from a net increase of 10 new stores versus a year ago, including three skateparks, and a 12.7% increase in comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) which was partially attributable to store remodels, store expansions and increases in sales of equipment and women's shoes. The increase in international sales was primarily due to increased sales in Latin America and Europe and an increase in royalties from International Trading Corporation ("ITC"), partially offset by a decrease in sales to Japan, which resulted from a change in our contractual relationship with ITC from a distribution arrangement to a license arrangement. The increase in European sales was also partially offset by the decline in the euro and the pound, year-over-year.

GROSS PROFIT

   Gross profit increased 25.1% to $148,415,000 in fiscal 2001 from $118,678,000 in the same period a year ago. As a percentage of net sales, gross profit increased to 43.5% for fiscal 2001 from 42.8% for the same period a year ago. The increase in gross profit as a percentage of sales was primarily due to a change in sales mix (e.g., higher-margin retail sales made up 30.3% of total net sales in fiscal 2001, versus 28.0% in the same period a year ago), an increase in skatepark revenue, and an increase in royalties, year-over-year, partially offset by a decline in gross profit in Europe due to the decline in the euro and the pound.

EARNINGS FROM OPERATIONS

   Earnings from operations increased 23.0% to $26,565,000 in fiscal 2001 from $21,602,000 in the same period a year ago. Operating expenses in fiscal 2001 increased 25.5% to $121,850,000 from $97,075,000 in the same period a year ago, primarily due to a $16,887,000 increase in selling and distribution expense, a $4,729,000 increase in marketing, advertising and promotion expense, and a $3,153,000 increase in general and administrative expenses, as discussed below. As a percentage of sales, operating expenses were at 35.7% versus 35.0% on a year-to-year basis.

   Selling and distribution. Selling and distribution expenses increased 26.6% to $80,429,000 in fiscal 2001 from $63,542,000 in the same period a year ago, primarily due to increased personnel costs, rent expense and other operating costs associated with the expansion of our retail division by the net addition of 10 new stores, including three new skateparks, and increased salaries, commissions and distribution costs required to support our U.S. and international sales growth.

   Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 23.4% to $24,957,000 in fiscal 2001 from $20,228,000 in the same period a year ago, primarily due to higher print and television advertising expenditures related to the back-to-school selling season, increased direct advertising and promotional expense in Europe and increased costs associated with new events included in the VANS Triple Crown Series. These increases were partially offset by increased third party sponsorship of our major entertainment events and venues.

   General and administrative. General and administrative expenses increased 28.3% to $14,278,000 in fiscal 2001 from $11,125,000 in the same period a year ago, primarily due to increased labor, recruiting and other employee-related expenses to support our sales growth, increased legal expenses related to our ongoing worldwide efforts to protect and preserve our intellectual property rights and to defend certain patent litigation with The Burton Corporation and increased professional fees for international tax consulting.

   Provision for doubtful accounts. The amount that was provided for bad debt expense in fiscal 2001 decreased to $522,000 from $763,000 in the same period a year ago primarily due to an improved accounts receivable base and the improvement in historical loss experience.

   Amortization of intangibles. Amortization of intangibles increased 17.5% to $1,665,000 in fiscal 2001 from $1,417,000 for the same period a year ago, primarily due to the increase in goodwill associated with the acquisition of an additional 20% of Vans Inc. Limited common shares.

INTEREST INCOME

   Interest income increased to $242,000 during fiscal 2001 from $172,000 in the same period of the prior year due to higher cash balances in Europe throughout fiscal 2001 and overall improved cash management.

INTEREST AND DEBT EXPENSE

   Interest and debt expense increased to $2,814,000 in fiscal 2001 from $2,637,000 in the same period a year ago, primarily due to increased borrowings under our credit facility. See "-- Liquidity and Capital Resources, Borrowings."

OTHER INCOME

   Other income increased to $1,242,000 in fiscal 2001 from $754,000 for the same period a year ago, primarily due to the following: (i) a gain on the sale of our former manufacturing facility in Orange, California of $1,067,000; (ii) a gain of $835,000 recognized from the sale and earn-out of our interest in the entity which owned the VANS Warped Tour; and (iii) increased non-footwear licensing fees. These increases were partially offset by (i) the loss on recognition of an other-than-temporary decline in fair value of $493,000 related to our investment in Quokka Sports and $582,000 related to our investment in Launch Media; and (ii) exchange rate losses of $642,000 caused by the decline in the value of the euro and the Brazilian Real year-over-year.

INCOME TAX EXPENSE

   Income tax expense increased to $8,580,000 in fiscal 2001 from $6,800,000 for fiscal 2000 as a result of the higher earnings discussed above. The effective tax rate remained consistent, year-over-year, at approximately 34%.

MINORITY SHARE OF INCOME

   Minority interest increased to $1,223,000 in fiscal 2001 from $1,004,000 for the same period a year ago, primarily due to the increased profitability of Van Pac, LLC and the inclusion of VASH, LLC, which did not exist in the same period of the prior year. These increases were partially offset by our decreased minority ownership of Vans Inc. Limited.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

   We adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") in the fourth quarter of fiscal 2001 with an effective date of June 1, 2000. SAB No. 101 summarizes the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. As a result of the adoption of SAB No. 101, we recognized a one time, non-cash, cumulative effect adjustment of $441,000 for fiscal 2001.

FISCAL YEAR 2000 AS COMPARED TO FISCAL YEAR 1999

NET SALES

   Net sales for the fiscal year ended May 31, 2000 increased 32.0% to $277,328,000 from $210,113,000 for the fiscal year ended May 31, 1999. The sales increase was driven by increased sales through each of our sales channels, as discussed below.

   Total U.S. sales, including sales through our U.S. retail stores, increased 26.3% to $186,424,000 for the fiscal year ended May 31, 2000 from $147,596,000 for the fiscal year ended May 31, 1999. Total international sales, including sales through our six European stores, increased 45.4% to $90,904,000 for the fiscal year ended May 31, 2000, as compared to $62,517,000 for the fiscal year ended May 31, 1999.

   The increase in total U.S. sales in the fiscal year ended May 31, 2000 resulted from a 24.1% increase in domestic wholesale sales and a 29.5% increase in sales through our U.S. retail stores. The increase in wholesale sales was primarily due to increased penetration of existing accounts and the addition of new customers. The increase in U.S. retail store sales was driven by sales from a net increase of 20 new stores in the fiscal year ended May 31, 2000, including three skateparks and an 8.2% increase in comparable store sales (which excludes revenue from skate sessions at our skateparks). The increase in international sales was primarily due to a significant increase in sales to France, Germany, Japan, Latin America and Canada, partially offset by a decrease in royalties received from ITC.

GROSS PROFIT

   Gross profit increased 29.5% to $118,678,000 in the fiscal year ended May 31, 2000 from $91,655,000 in the fiscal year ended May 31, 1999. The increase in gross profit was primarily due to the increase in sales discussed above. As a percentage of net sales, gross profit was slightly lower for the fiscal year ended May 31, 2000 at 42.8% versus 43.6% for the fiscal year ended May 31, 1999.

EARNINGS FROM OPERATIONS

   We had earnings from operations of $21,602,000 in the fiscal year ended May 31, 2000 versus $14,204,000 in the fiscal year ended May 31, 1999. Operating expenses in the fiscal year ended May 31, 2000 increased 25.3% to $97,075,000 from $77,451,000 in the fiscal year ended May 31, 1999, due primarily to the increases in selling and distribution and general and administrative expenses discussed below. As a percentage of sales, operating expenses decreased from 36.8% to 35.0% on a year-to-year basis.

   Selling and distribution. Selling and distribution expenses increased 37.0% to $63,543,000 in the fiscal year ended May 31, 2000 from $46,392,000 in the fiscal year ended May 31, 1999, primarily due to increased personnel costs, rent expense and other operating costs associated with the expansion of our retail division by the net addition of 20 new stores, including three skateparks, operating costs related to the restructuring of our European distribution relationships, which was not yet fully implemented in the fiscal year ended May 31, 1999 and increased sales commissions due to the increase in wholesale sales discussed above.

   Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 2.2% to $20,228,000 in the fiscal year ended May 31, 2000 from $20,685,000 in the fiscal year ended May 31, 1999. The net decrease in marketing, advertising and promotion expenses was the result of increased third party sponsorship of our major entertainment events and venues which offset increased print and television advertising expenditures, increased direct advertising and promotional expense in Europe resulting from the restructuring of our European distribution relationships and increased costs associated with new events included in the VANS Triple Crown Series.

   General and administrative. General and administrative expenses increased 24.3% to $11,124,000 in the fiscal year ended May 31, 2000 from $8,952,000 in the fiscal year ended May 31, 1999, primarily due to increased labor, recruiting and other employee-related expenses to support our sales growth, operating costs related to the restructuring of our European distribution relationships, which was not yet fully implemented in the fiscal year ended May 31, 1999, increased legal expenses related to our ongoing worldwide efforts to protect and preserve our intellectual property rights and the inclusion of operating costs related to the VANS High Cascade Snowboard Camp acquired in the fiscal year ended May 31, 2000.

   Provision for doubtful accounts. The amount that was provided for bad debt expense in the fiscal year ended May 31, 2000 increased to $763,000 from $528,000 in the fiscal year ended May 31, 1999, due to an increase in the allowance for doubtful accounts to correspond to the increase in accounts receivable resulting from higher sales.

   Amortization of intangibles. Amortization of intangibles increased to $1,417,000 for the fiscal year ended May 31, 2000 from $1,287,000 in the fiscal year ended May 31, 1999, primarily due to the increase in goodwill related to the acquisition of an additional 10% of Vans Inc. Limited's common shares in the second quarter of the fiscal year ended May 31, 2000.

INTEREST INCOME

   Interest income declined to $172,000 in the fiscal year ended May 31, 2000 versus $210,000 in the fiscal year ended May 31, 1999 due to increased utilization of our cash to fund our sales growth. We had no investment accounts at May 31, 2000.

INTEREST AND DEBT EXPENSE

   Interest and debt expense increased to $2,637,000 for the fiscal year ended May 31, 2000 from $1,158,000 in the fiscal year ended May 31, 1999, primarily due to increased borrowings under our credit facility to support our sales growth. See "-- Liquidity and Capital Resources, Borrowings."

OTHER INCOME

   Other income primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, rental income and foreign currency translation gains and losses. Other income decreased to $754,000 for the fiscal year ended May 31, 2000 from $1,014,000 for the fiscal year ended May 31, 1999, primarily due to foreign currency losses, partially offset by higher rental income.

INCOME TAX EXPENSE

   Income tax expense increased to $6,800,000 in the fiscal year ended May 31, 2000 from $4,852,000 in the fiscal year ended May 31, 1999 as a result of the increase in earnings discussed above. The effective tax rate increased slightly from 34.0% in the fiscal year ended May 31, 1999 to 34.2% in the fiscal year ended May 31, 2000 primarily due to changes in the tax benefit derived from the operation of our subsidiary, Vans Far East Limited.

MINORITY SHARE OF INCOME

   Minority share of income increased to $1,004,000 in the fiscal year ended May 31, 2000 from $693,000 in the fiscal year ended May 31, 1999, primarily due to increased earnings of Vans Latinoamericana, the addition of the Van Pac LLC and VASH LLC joint ventures in the fiscal year ended May 31, 2000 and increased earnings of Vans Inc. Limited, partially offset by the decrease in the minority ownership of Vans Inc. Limited.

EQUITY INVESTMENTS

   We received equity securities in Quokka Sports and Launch Media in connection with the sales of businesses in which we held a minority interest. Under FASB Statement No. 115, temporary declines in the value of these investments are not recognized in earnings, but are reported as a separate component of stockholders' equity. However, a decline in fair value that is other than temporary must be accounted for as a realized loss and included in earnings. We made such an adjustment to our investment in Quokka Sports during the third quarter of fiscal 2001 and to our investment in Launch in the fourth quarter of fiscal 2001. See " -- Results of Operations." We tendered all equity securities of Launch that we owned to Yahoo! Inc. which acquired Launch in a transaction related to our purchase of a majority interest in the VANS Warped Tour from Launch.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

   We have historically financed our operations with a combination of cash flows from operations, borrowings under a credit facility and the sale of equity securities. In May 2001, we completed an underwritten public offering of our common stock. In connection with the offering, 2,800,000 shares of our common stock were sold for net proceeds of $60.1 million. In June 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. Most of the proceeds of such offering are being used to open retail shores and skateparks and for general corporate purposes. Certain of the proceeds were used to repay debt.

   We experienced an inflow of cash from operating activities of $18,484,000 for the fiscal year ended May 31, 2001, compared to an inflow of $5,225,000 for the same period a year ago. Cash provided by operations for the fiscal year ended May 31, 2001 primarily resulted from earnings and the add-back for depreciation and amortization, partially offset by an increase in net accounts receivable to $38,133,000 at May 31, 2001, from $34,600,000 at May 31, 2000, an increase in net inventory to $52,828,000 at May 31, 2001, from $50,142,000 at May 31, 2000, and an increase in prepaid expenses. Cash inflows from operations in the fiscal year ended May 31, 2000 primarily resulted from earnings and the add-back for depreciation and amortization and increases in income taxes payable and accrued payroll and related expenses, partially offset by increases in inventory and accounts receivable.

   We had a net cash outflow from investing activities of $15,536,000 in the fiscal year ended May 31, 2001, compared to a net cash outflow of $12,455,000 in the same period a year ago. The cash outflows in the fiscal year ended May 31, 2001 were primarily due to capital expenditures related to new retail store openings and skateparks. Cash used in investing activities for the fiscal year ended May 31, 2000 was primarily related to new retail store openings and skateparks.

   We had a net cash inflow from financing activities of $41,814,000 for the fiscal year ended May 31, 2001, compared to a net cash inflow of $15,302,000 for the same period a year ago, primarily due to the net proceeds from the public offering and the exercise of stock options, partially offset by the pay-down of the short-term borrowing under our credit facility and the payoff of certain long-term debt with a portion of the net proceeds from the offering. See "-- Borrowings" below. Cash provided by financing activities in the fiscal year ended May 31, 2000 was primarily related to short-term borrowings under our credit facility.

   Accounts receivable, net of allowance for doubtful accounts, increased from $34,600,000 at May 31, 2000, to $38,133,000 at May 31, 2001, primarily due to an increase in our European and domestic accounts receivable resulting from the increase in sales discussed above. Inventories increased to $52,828,000 at May 31, 2001, from $50,142,000 at May 31, 2000, primarily due to increased inventory held for sale at our retail stores to support the net addition of 10 new stores, including three skateparks, increased sales and an increased number of finished goods held at our distribution center in Santa Fe Springs, California to support increased domestic sales and orders.

BORROWINGS

   We maintain a $100.0 million unsecured credit facility pursuant to a credit agreement with several lenders. This credit facility permits us to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases.

   Of the $100.0 million amount of the credit facility, $85.0 million is in the form of an unsecured revolving line of credit, and $15.0 million is in the form of an unsecured term loan. The revolving line of credit expires on April 30, 2004. We have the option to pay interest on revolving line of credit advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. The LIBOR rate margin and the base rate margin are based on our ratio of "Funded Debt" to "EBITDA," each as defined in the credit agreement.

   Of the $15.0 million term loan, approximately $5.0 million was disbursed at the closing of the credit facility to replace a portion of our former credit facility used for our stock repurchase program, which was completed in the fiscal year ended May 31, 1999, approximately $3.0 million was disbursed in the second quarter of the fiscal year ended May 31, 2000 for capital expenditures, and the remaining portion was disbursed in the first quarter of the fiscal year ending May 31, 2001 for capital expenditures. The term loan expires May 31, 2004, and the principal thereof is payable in 14 quarterly installments which began February 28, 2001, and were scheduled to end May 31, 2004. We had the option to pay interest on the term loan at LIBOR plus a margin for advances of one, two, three or six months, or a base rate for U.S. dollar advances. The $15.0 million term loan was paid off in full in May 2001 with a portion of the net proceeds of our public offering.

   Under the credit agreement, we must maintain certain financial covenants and are prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the lenders. At May 31, 2001, we had no borrowings under the credit facility and were in compliance with all financial and other covenants under the credit agreement.

   Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders' agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At May 31, 2001, the aggregate outstanding balance under the notes was $1,982,000.

CAPITAL EXPENDITURES

   Our material commitments for capital expenditures are currently primarily related to the opening and remodeling of retail stores and the opening of skateparks. In the balance of fiscal year 2002, we plan to open approximately 8 to 12 full price stores and remodel six to 10 existing stores. We estimate the aggregate cost of all these new stores and remodels to be $3.5 to $5.0 million.

   We also intend to open four additional skateparks in the balance of fiscal 2002 and estimate the aggregate cost of our portion of these projects to be approximately $6.0 to $8.0 million since the landlords for the skateparks have agreed to pay a significant portion of the capital costs associated with the construction of the parks.

CAPITAL RESOURCES

   Our cash position, including $49.9 million invested in a money market mutual fund, was $59,748,000 at May 31, 2001, compared to $15,516,000 at May 31, 2000.
The significant increase in cash resulted from the receipt of the net proceeds from the offering.

   We believe our capital resources, including the availability under our credit facility and cash flow from operations, will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged asset, liabilities, or firm commitments through earnings, or reported in other comprehensive income until the hedge is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 deferred the effective date of SFAS No. 133 until our first quarter of fiscal 2002. In June 2000, SFAS No. 138, "Accounting for

Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued. We do not believe the adoption of SFAS No. 133 and No. 138 will have a material impact on our financial position or results of operations.

   In July 2001, the FASB issued Statement No. 141, "Business Combinations, and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

   We intend to adopt the provisions of Statement No. 141 and Statement No. 142 in the first quarter of fiscal 2002.

   Statement No. 141 will require that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. An impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with Statement No. 142's transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

   As of the date of adoption, we expect to have unamortized goodwill in the amount of $23.0 million and unamortized identifiable intangible assets in the amount of $2.1 million, all of which will be subject to the transition provisions of Statement Nos. 141 and 142. Amortization expense related to goodwill was $1,514,000 for the year ended May 31, 2001. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report.

SEASONALITY

   The following table contains unaudited selected quarterly financial data for the eight quarters ended May 31, 2001 and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

                                QUARTERLY RESULTS
                             (DOLLARS IN THOUSANDS)

                                                 FISCAL YEAR 2000                                  FISCAL YEAR 2001
                                                  QUARTER ENDED                                     QUARTER ENDED
                                 -----------------------------------------------  -----------------------------------------------
                                 AUGUST 28,  NOVEMBER 27,  FEBRUARY 26,  MAY 31,  AUGUST 26,  NOVEMBER 25,  FEBRUARY 24,  MAY 31,
                                   1999         1999          2000        2000       2000        2000          2001         2001
                                 ----------  ------------  ------------  -------  ----------  ------------  ------------  -------
STATEMENT OF OPERATIONS DATA:
  Net sales ...................   $82,915      $58,768       $68,812     $66,833   $100,580     $74,520       $80,865     $85,231
  Gross profit ................    35,328       26,168        28,632      28,550     44,145      32,452        34,299      37,519
  Earnings from operations ....     9,422        5,086         3,405       3,690     12,453       5,656         3,816       4,640
  Net earnings ................     5,935        2,666         1,712       1,774      7,071       3,204         2,015       2,699
AS A PERCENTAGE OF NET SALES:
  Net sales ...................       100%         100%          100%        100%       100%        100%          100%        100%
  Gross profit ................        43           45            42          43         44          44            42          44
  Earnings from operations ....        11            9             5           6         13           8             5           6
  Net earnings ................         7            5             2           3          7           4             2           3
  Comparable store sales
    increase ..................       5.6%        15.3%          5.7%        7.5%       8.6%       16.8%         16.3%        9.2%

   Our business is seasonal, with the largest percentage of net income and U.S. sales realized in the first fiscal quarter (June through August), the "back to school" selling months. In addition, because snowboarding is a winter sport, sales of our snowboard boots, and the Switch Autolock binding system, have historically been strongest in the first and second fiscal quarters (June through November).

   In addition to seasonal fluctuations, our operating results fluctuate quarter-to-quarter as a result of the timing of holidays, weather, timing of shipments, product mix, cost of materials and the mix between wholesale and retail channels. Because of such fluctuations, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that our future results will be consistent with past results or the projections of securities analysts.

EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the euro, and adopted the euro as their common legal currency on that date. Existing currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, parties may pay for goods and services using either the euro or the existing currency, but retailers are not required to accept the euro as payment. Since we primarily do business in U.S. dollars, it is currently not anticipated that the euro conversion will have a material adverse impact on our business or financial condition. We are aware that the information systems for our six European stores are not currently able to recognize the euro conversion, however, since three of our European stores are located in the United Kingdom, which is not currently participating in the euro conversion, and the Spain and Austria stores may continue to accept local currencies until 2002, we do not expect our current overall European store operations to be materially adversely impacted by the euro conversion in the near future. We are implementing a retail system upgrade which will enable our European stores to recognize the euro. We believe this upgrade will be in place by January 1, 2002. We have confirmed that the information systems utilized by our European sales agents recognize the euro conversion, and all of our European distributors have represented to us that their systems do the same.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk

   Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. The revolving line of credit and the term loan bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on our rate of "Funded Debt" to "EBITDA," each as defined in the credit agreement. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $100,000 in our annual pre-tax earnings. The estimated reduction is based upon the average outstanding balances of the revolver and the term loan and assumes no change in the volume, index or composition of debt for the year ended May 31, 2001. We do not use derivative financial instruments to hedge our interest rate risks.

   Foreign Currency Risk

   The Company operates its business and sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although the Company has most of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve Europe and Latin America. In particular, recent fluctuations in the value of the euro and the British pound have negatively impacted our business in Europe. Additionally, recent weaknesses in Latin America economies, particularly Argentina, could negatively effect our Latin American business. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, we may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally three to 12 months. As of May 31, 2001, we had $4,335,000 in outstanding foreign exchange forward contracts which were entered into to hedge specific transactions denominated in currencies other than the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   VANS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2001 AND 2000

                                                                            2001               2000
                                                                        -------------      -------------
                                                ASSETS

Current assets:
  Cash ............................................................     $  59,747,584      $  15,516,337
  Accounts receivable, net of allowance for doubtful accounts and sales returns and allowances of $2,078,600 and $2,030,187 at
    May 31, 2001 and 2000, respectively (note 12) .................        38,133,438         34,599,884
  Inventories (note 4) ............................................        52,827,863         50,142,401
  Deferred income taxes (note 8) ..................................         3,681,825          2,981,295
  Prepaid expenses ................................................        14,564,517         11,924,998
                                                                        -------------      -------------
         Total current assets .....................................       168,955,227        115,164,915
  Property, plant and equipment, net (notes 3, 5 and 9) ...........        34,048,020         25,096,102
  Property held for lease (note 5) ................................                --          4,704,639
  Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $38,520,691 and $37,113,248 at
    May 31, 2001 and 2000, respectively ...........................        25,157,625         23,523,328
  Other assets (note 5) ...........................................         8,798,793          2,988,900
                                                                        -------------      -------------
                                                                        $ 236,959,665      $ 171,477,884
                                                                        =============      =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of long-term debt
   (notes 6 and 7) ................................................     $   7,876,515      $  19,705,814
  Accounts payable ................................................        13,130,377         11,878,439
  Accrued payroll and related expenses ............................         8,450,569          6,814,877
  Accrued interest ................................................           257,176            636,682
  Restructuring costs (note 3) ....................................           124,014            204,014
  Income taxes payable ............................................         7,305,817          5,224,656
                                                                        -------------      -------------
         Total current liabilities ................................        37,144,468         44,464,482
  Deferred income taxes (note 8) ..................................         4,113,207          3,313,308
  Capital lease obligations (notes 7 and 9) .......................                --             13,259
  Long-term debt (note 7) .........................................         2,347,972         12,130,773
                                                                        -------------      -------------
                                                                           43,605,647         59,921,822
                                                                        -------------      -------------
Minority interest .................................................         2,876,157          3,239,210
Stockholders' equity (notes 10 and 11):
  Preferred stock, $.001 par value, 5,000,000 shares authorized
    (1,500,000 shares designated as Series A Junior Participating
    Preferred Stock), none issued and outstanding .................                --                 --
  Common stock, $.001 par value, 20,000,000 shares authorized,
    17,256,149 and 13,761,839 shares issued and outstanding at
    May 31, 2001 and 2000, respectively ...........................            17,256             13,762
  Accumulated other comprehensive income (loss):
     Cumulative foreign translation adjustment ....................          (540,883)          (634,570)
     Unrealized loss on securities ................................                --           (314,510)
  Additional paid-in capital ......................................       171,234,630        104,474,904
  Retained earnings ...............................................        19,766,858          4,777,266
                                                                        -------------      -------------
         Total stockholders' equity ...............................       190,477,861        108,316,852
Commitments and contingencies (note 9)
Subsequent events (note 14)
                                                                        -------------      -------------
                                                                        $ 236,959,665      $ 171,477,884
                                                                        =============      =============

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                      THREE-YEAR PERIOD ENDED MAY 31, 2001

                                                                    2001               2000               1999
                                                                -------------      -------------      -------------
Net sales (note 12) .......................................     $ 341,195,131      $ 277,328,202      $ 210,113,250
Cost of sales .............................................       192,780,371        158,650,668        118,458,384
                                                                -------------      -------------      -------------
  Gross profit ............................................       148,414,760        118,677,534         91,654,866
Operating expenses:
  Selling and distribution ................................        80,428,720         63,542,346         46,392,299
  Marketing, advertising and promotion ....................        24,956,957         20,227,988         20,684,827
  General and administrative ..............................        14,277,936         11,124,643          8,952,015
  Restructuring reserve recovery (note 3) .................                --                 --           (393,477)
  Provision for doubtful accounts .........................           521,757            763,384            528,001
  Amortization of intangibles .............................         1,664,889          1,416,857          1,287,029
                                                                -------------      -------------      -------------
          Total operating expenses ........................       121,850,259         97,075,218         77,450,694
                                                                -------------      -------------      -------------
          Earnings from operations ........................        26,564,501         21,602,316         14,204,172
Interest income ...........................................           241,848            172,392            210,266
Interest and debt expense .................................        (2,814,318)        (2,637,079)        (1,157,955)
Other income, net (notes 2 and 5) .........................         1,241,996            753,551          1,013,713
                                                                -------------      -------------      -------------
  Earnings before income taxes, minority interest in income
    of consolidated subsidiaries and cumulative effect of
    accounting change .....................................        25,234,027         19,891,180         14,270,196
Income tax expense (note 8) ...............................         8,579,570          6,800,000          4,851,867
Minority share of income ..................................         1,223,459          1,004,335            692,953
                                                                -------------      -------------      -------------
Earnings before cumulative effect of accounting change ....        15,430,998         12,086,845          8,725,376
Cumulative effect of accounting change net of tax
  benefit of $227,391 .....................................          (441,406)                --                 --
                                                                -------------      -------------      -------------
Net earnings ..............................................        14,989,592         12,086,845          8,725,376
Other comprehensive income (expense):
    Foreign currency translation adjustment, net of
      tax of $48,263 in 2001, $(307,440) in 2000 and
      $7,611 in 1999 ......................................            93,687           (596,796)            14,774
    Unrealized gain (loss) on securities ..................           314,510           (314,510)                --
                                                                -------------      -------------      -------------
Total comprehensive income ................................     $  15,397,789      $  11,175,539      $   8,740,150
                                                                =============      =============      =============
Per share information (note 2):
  Basic:
    Earnings before cumulative effect of accounting change      $        1.09      $         .89      $         .66
    Cumulative effect of accounting change ................              (.03)                --                 --
                                                                -------------      -------------      -------------
    Net earnings ..........................................     $        1.06      $         .89      $         .66
                                                                =============      =============      =============
    Weighted average common shares ........................        14,165,132         13,603,013         13,289,540
  Diluted:
    Earnings before cumulative effect of accounting change      $        1.02      $         .84      $         .64
    Cumulative effect of accounting change ................              (.03)                --                 --
                                                                -------------      -------------      -------------
    Net earnings ..........................................     $         .99      $         .84      $         .64
                                                                =============      =============      =============
    Weighted average common shares ........................        15,195,720         14,468,228         13,666,759

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE-YEAR PERIOD ENDED MAY 31, 2001

                                                                                                 ACCUMULATED
                                          COMMON STOCK          ADDITIONAL         RETAINED          OTHER          TOTAL
                                     ----------------------      PAID-IN          EARNINGS      COMPREHENSIVE   STOCKHOLDERS'
                                       SHARES       AMOUNT       CAPITAL      (ACCUM. DEFICIT)  INCOME (LOSS)      EQUITY
                                     -----------   --------   -------------   ----------------  -------------   -------------
BALANCE AT MAY 31, 1998 ........      13,290,042   $ 13,290   $ 101,836,186     $(15,641,659)     $ (60,159)    $  86,147,658
Issuance of common stock for
  cash .........................         179,584        178       1,239,678               --             --         1,239,856
Repurchase of common stock .....        (471,000)      (473)     (3,959,320)              --             --        (3,959,793)
Issuance of common stock for
  acquisition ..................         239,941        240       2,975,482               --             --         2,975,722
Foreign currency translation
  adjustment ...................              --         --              --               --         22,385            22,385
Net earnings ...................              --         --              --        8,725,376             --         8,725,376
                                     -----------   --------   -------------     ------------      ---------     -------------
BALANCE AT MAY 31, 1999 ........      13,238,567     13,235     102,092,026       (6,916,283)       (37,774)       95,151,204
Issuance of common stock for
  cash .........................         171,658        175       1,180,659               --             --         1,180,834
Issuance of common stock for
  acquisition ..................         351,614        352       1,202,219         (393,296)            --           809,275
Foreign currency translation
  adjustment ...................              --         --              --               --       (596,796)         (596,796)
Unrealized loss on securities ..              --         --              --               --       (314,510)         (314,510)
Net earnings ...................              --         --              --       12,086,845             --        12,086,845
                                     -----------   --------   -------------     ------------      ---------     -------------
BALANCE AT MAY 31, 2000 ........      13,761,839     13,762     104,474,904        4,777,266       (949,080)      108,316,852
Issuance of common stock for
  cash, net of offering
  costs of $4,684,000 ..........       3,301,558      3,302      63,749,508               --             --        63,752,810
Issuance of common stock for
  acquisition ..................         158,752        158       2,569,162               --             --         2,569,320
Issuance of restricted
  common stock .................          34,000         34         441,056               --             --           441,090
Foreign currency translation
  adjustment ...................              --         --              --               --         93,687            93,687
Net change in unrealized loss on
  securities ...................              --         --              --               --        314,510           314,510
Net earnings ...................              --         --              --       14,989,592             --        14,989,592
                                     -----------   --------   -------------     ------------      ---------     -------------
BALANCE AT MAY 31, 2001 ........      17,256,149   $ 17,256   $ 171,234,630     $ 19,766,858      $(540,883)    $ 190,477,861
                                     ===========   ========   =============     ============      =========     =============

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE-YEAR PERIOD ENDED MAY 31, 2001

                                                                                        YEARS ENDED MAY 31,
                                                                         ------------------------------------------------
                                                                             2001              2000              1999
                                                                         ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .......................................................   $ 14,989,592      $ 12,086,845      $  8,725,376
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation and amortization ...................................      7,903,226         6,051,871         5,027,972
     Restructure cost recoveries .....................................             --                --          (393,477)
     Net (gain) loss on sale of equipment ............................       (986,333)          176,894           (58,208)
     Net gain on sale of investment ..................................       (615,165)               --                --
     Loss on marketable securities ...................................      1,075,282                --                --
     Minority share of income ........................................      1,223,459         1,004,335           692,953
     Provision for losses on accounts receivable and sales returns ...        521,757           763,384           528,001
     Changes in assets and liabilities, net of acquisition effects:
       Accounts receivable ...........................................     (3,742,415)       (5,618,118)      (13,035,418)
       Inventories ...................................................     (2,373,910)      (13,366,079)       (6,166,521)
       Deferred income taxes .........................................         99,369           (72,627)        7,131,084
       Prepaid expenses ..............................................     (2,639,518)       (3,887,602)       (2,814,388)
       Other assets ..................................................     (1,482,499)       (1,166,219)         (386,331)
       Accounts payable ..............................................        379,493         1,835,922         3,447,154
       Accrued payroll and related expenses ..........................      2,130,377         3,062,011          (823,366)
       Restructuring costs ...........................................        (80,000)         (526,127)       (5,702,393)
       Income taxes payable ..........................................      2,081,161         4,880,958        (4,592,982)
                                                                         ------------      ------------      ------------
          Net cash provided by (used in) operating activities ........     18,483,876         5,225,448        (8,420,544)
                                                                         ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .........................    (15,691,725)      (12,560,478)       (6,011,615)
  Proceeds from sale of (investment in) other companies ..............     (1,142,947)           80,044          (407,323)
  Proceeds from sale of property, plant and equipment ................        998,429            25,255           849,018
  Proceeds from sale of investment ...................................        300,000                --                --
                                                                         ------------      ------------      ------------
          Net cash used in investing activities ......................    (15,536,243)      (12,455,179)       (5,569,920)
                                                                         ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) from short-term borrowings, net ................    (11,822,889)       10,069,822         2,897,348
  Payments on capital lease obligations ..............................        (15,005)         (191,990)         (250,823)
  Proceeds (payments) from long term debt ............................     (9,782,801)        4,837,212         5,452,703
  Consolidated subsidiary dividends paid to minority shareholder .....       (758,830)         (593,766)         (413,548)
  Proceeds from issuance of common stock, net ........................     64,193,900         1,180,834         1,239,856
  Payment for repurchase of common stock .............................             --                --        (3,959,793)
                                                                         ------------      ------------      ------------
          Net cash provided by financing activities ..................     41,814,375        15,302,112         4,965,743
  Effect of exchange rates on cash ...................................       (530,761)         (333,236)           22,385
                                                                         ------------      ------------      ------------
          Net increase (decrease) in cash and cash equivalents .......     44,231,247         7,739,145        (9,002,336)
  Cash and cash equivalents, beginning of year .......................     15,516,337         7,777,192        16,779,528
                                                                         ------------      ------------      ------------
  Cash and cash equivalents, end of year .............................   $ 59,747,584      $ 15,516,337      $  7,777,192
                                                                         ============      ============      ============
SUPPLEMENTAL CASH FLOW Information -- amounts paid for:
    Interest .........................................................   $  2,635,466      $  1,646,941      $    780,423
    Income taxes .....................................................   $  6,215,813      $  1,696,686      $  1,968,805
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Supplemental Disclosures:
    Increase in investment in consolidated subsidiary
     Fair value of tangible assets acquired ..........................        477,638           145,967           121,181
     Stock issued ....................................................      2,569,321         1,273,339           976,342
     Stock received from sale of investments .........................        650,562                --                --
    Business Acquisition
     Stock issued ....................................................             --         2,700,005         1,999,380
     Note payable issued .............................................             --                --         1,483,479
     Fair value of net liabilities assumed, excluding cash received ..             --           603,384         1,144,044
     Note received from sale of property .............................      5,300,000                --                --

          See accompanying notes to consolidated financial statements.

                                   VANS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2001, 2000 AND 1999

1. BUSINESS AND ORGANIZATION

   Vans is a leading branded sports and lifestyle company which targets 10-24 year-old consumers through the sponsorship of Core Sports(TM), such as skateboarding, snowboarding and BMX bicycling.

   On May 9, 1996, we established a wholly-owned Hong Kong subsidiary, Vans Far East Limited ("VFEL"), and granted a worldwide license (excluding the United States) to VFEL to use our trademark on and in connection with the manufacture and distribution of footwear. VFEL, in turn, contracts with distributors for foreign countries.

   On November 20, 1996, we acquired 51% of the outstanding Common Shares of Global Accessories Limited, our exclusive distributor for the United Kingdom, now known as Vans Inc. Limited ("VIL"), in a stock-for-stock transaction. In November 1998, 1999 and 2000 we acquired, in total, an additional 29% of the common shares of VIL, to bring the total investment to 80%. In October 2000, the remaining 20% of the VIL common shares were acquired by us. The results of operations of VIL have been included in our consolidated statements of operations since the date of acquisition.

   On July 21, 1998, we acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation ("Switch"), through a merger (the "Merger") with and into a wholly-owned subsidiary. The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their fair values. Switch is the manufacturer of the Autolock(R) step-in boot binding system, one of the leading snowboard boot binding systems in the world. The Merger consideration paid by us consisted of: (i) 133,292 shares of our Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due and payable on July 20, 2001; and (iii) contingent consideration up to $12,000,000 based on certain performance criteria of Switch during the Fiscal year ending May 31, 2001, that was not met. As a result, no contingent consideration was due or payable.

   On July 29, 1999, we acquired all of the outstanding capital stock of High Cascade Snowboard Camp, Inc., an Oregon corporation ("High Cascade"), and its sister company, Snozone Boarding and Video, Inc., an Oregon corporation, through mergers of the two companies with and into a wholly-owned subsidiary of the Company. The consideration exchanged by us primarily consisted of 236,066 shares of our Common Stock. The results of the two companies have been consolidated in our financial statements starting with the period beginning on June 1, 1999. The merger was accounted for as a pooling of interests. High Cascade, located at the base of Mount Hood in Oregon, is the leading summer snowboarding camp in the world.

   On May 30, 2001, we completed an underwritten public offering of common stock (the "Offering"). In connection with the Offering, 2,800,000 shares of the Company's common stock were sold for net proceeds of $60.1 million. On June 7, 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. We used, and are using, the net proceeds from the Offering to (i) repay $3.0 million outstanding under our unsecured revolving line of credit; (ii) repay $13.6 million outstanding under the unsecured term loan; and (iii) increase working capital to open retail stores, skateparks and for general corporate purposes.

   Our customers are located primarily in the United States. However, there are customers located in a number of foreign countries (see note 12). We have entered into the following partnership ventures: (i) in Mexico, Vans Latinoamericana (Mexico), S.A. de C.V. ("Vans Latinoamericana"); (ii) in Argentina, Vans Argentina S.A. ("Vans Argentina"); (iii) in Brazil, Vans Brazil S.A. ("Vans Brazil"); (iv) in Uruguay, Vans Uruguay S.A. ("Vans Uruguay"); (v) in the United Kingdom, Vans Footwear Limited; and (vi) in the U.S., Van Pac, LLC, a Delaware limited liability company (""Van Pac") and VASH, LLC, a Delaware limited liability company ("VASH").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation. The consolidated financial statements include the accounts of Vans and its subsidiaries, Switch Manufacturing, a California corporation, Vans International, Inc., a foreign sales corporation ("FSC"), Vans Footwear International, Inc., a California corporation, VFEL, Vans Footwear Limited, a wholly-owned United Kingdom subsidiary, Vans.com LLC, a Delaware limited liability company, Global, Vans Latinoamericana, Vans Argentina, Vans Brazil, Vans Uruguay, Vans Shoes Outlets, Ltd., a Texas Limited Partnership of which the Company is a general partner, Van Pac, VASH and High Cascade.

   Use of Estimates. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States for the periods. Actual results could differ from those estimates.

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

   Foreign Currency Contracts. VIL, VFEL and Vans Latinoamericana enter into foreign currency contracts from time to time to hedge against currency fluctuations on the settlement of receivables and payables. The transaction gains or losses on the contracts are netted against the gains or losses on the hedged obligations.

   Cash Equivalents. For purposes of the consolidated statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method. VIL uses the weighted average cost method.

   Excess of cost over the fair value of net assets acquired. Excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over periods ranging from 15 to 30 years.

   Revenue Recognition. Revenue is recognized at point of sale for retail operations. For product manufactured outside the U.S. and shipped directly to the international distributors, revenue is recognized when goods are accepted by the freight forwarder. Revenues from royalty agreements are recognized as earned. During fiscal 1999 and 2000, revenue on shipments to wholesale customers was recognized upon shipment of product. We adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") in the fourth quarter of fiscal 2001 with an effective date of June 1, 2000. SAB 101 summarizes the SEC's Division of Corporation Finance Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As a result of the adoption of SAB No. 101, we recognized a charge for the cumulative effect adjustment of $441,000, related to revenue of $2,396,000, in the consolidated financial statements for the year ended May 31, 2001 to reflect the change in our revenue recognition policy from shipping point to the time risk of loss transfers to the wholesale customers. The accounting change did not have a material impact on reported revenues and operating income for the year ended May 31, 2001.

   Property, Plant and Equipment. Property, plant and equipment are stated at cost, less depreciation and amortization. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

                                                             YEARS
                                                             -----
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

   Long-Lived Assets

   We account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of assets if facts and circumstances suggest impairment. If this review indicates that the assets will not be recoverable from a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the assets would be reduced to its estimated fair market value, based on discounted cash flows.

   Advertising, Start-Up and Product Design and Development Costs

   We charge all advertising costs, start-up costs and product design and development costs to expense as incurred. Costs related to promotional activities are expensed when the promotional event occurs. From time to time, we are able to offset a portion of these promotional costs through third party sponsorships. Such third party sponsorship amounts are recorded as a reduction in marketing, advertising and promotion when the promotional event occurs.

   Other Income. Other income is comprised of the following:

                                                                  YEARS ENDED MAY 31,
                                                       -----------------------------------------
                                                          2001            2000           1999
                                                       -----------      ---------     ----------
          Non-footwear licensing income.............   $   732,381      $ 704,367     $  484,245
          Rental income.............................       416,992        587,855        295,283
          Gain of sale of property held for lease...     1,066,940             --             --
          Gain on sale of VANS Warped Tour and
          resulting earn-out........................       834,975             --             --
          Realized loss on marketable security
          investments...............................    (1,075,282)            --             --
          Foreign currency transaction gain (loss)        (641,623)      (541,614)       282,088
          Other.....................................       (92,387)         2,943        (47,903)
                                                       -----------      ---------     ----------
                                                       $ 1,241,996      $ 753,551     $1,013,713
                                                       ===========      =========     ==========

   Fair Value of Financial Instruments. As of May 31, 2001, the fair value of most financial instruments approximated carrying value. The carrying value of accounts receivable, accounts payable, accrued payroll and related expenses and short-term borrowings approximates fair value because of the short-term maturity of these financial instruments. The carrying value of our fixed and variable long-term borrowings approximates fair value because the fixed and variable rates approximate the market rates for such borrowings.

   We received equity securities in Quokka Sports and Launch Media in connection with the sale of business in which we held a minority interest. We classified these equity investments as available-for-sale securities and as such under the FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," temporary declines in the value of these investments are not recognized in earnings, but are reported in other comprehensive income. However, a decline in fair value that is other than temporary must be accounted for as a realized loss and included in earnings. We made such an adjustment to our investment in Quokka Sports during the third quarter of fiscal 2001 and to our investment in Launch Media in the fourth quarter of fiscal 2001.

   Stock-Based Compensation

   We have continued to measure compensation cost of employee stock option plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make pro forma disclosures of net earnings and earnings per share as if the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied (see note 10).

   Business Segment Reporting

   We adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in the fiscal year ended May 31, 1999. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products, geographic areas and major customers, if applicable. Management has determined our reportable segments are strategic business units that are distinct distribution channels. Significant reportable business segments are the retail, wholesale and international channels. Information related to these segments is summarized in note 13.

   Net Earnings (Loss) per Common Share

   In Fiscal 2001, 2000 and 1999 the weighted average shares used in the diluted earnings per share calculation differ from the weighted average shares used in the basic earnings per share calculation solely due to the dilutive effect of stock options.

   Options to purchase 2,000, 70,000 and 795,236 shares of common stock at prices ranging from $8.75 to $22.00 were outstanding during fiscal years 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

   New Accounting Changes

   In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged asset, liabilities, or firm commitments through earnings, or reported in other comprehensive income until the hedge is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 deferred the effective date of SFAS No. 133 until the first quarter of Fiscal 2002. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued. We do not believe the adoption of SFAS No. 133 and No. 138 will have a material impact on its financial position or results of operations.

   In July 2001, the FASB issued Statement No. 141, "Business Combinations, and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

   We intend to adopt the provisions of Statement No. 141 and Statement No. 142 in the first quarter of fiscal 2002.

   Statement No. 141 will require that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. An impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with Statement No. 142's transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

   As of the date of adoption, we expect to have unamortized goodwill in the amount of $23.0 million and unamortized identifiable intangible assets in the amount of $2.1 million, all of which will be subject to the transition provisions of Statement Nos. 141 and 142. Amortization expense related to goodwill was $1,514,000 for the year ended May 31, 2001. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report.

   Reclassifications. Certain amounts in the Fiscal 1999 and 2000 consolidated financial statements have been reclassified to conform to the Fiscal 2001 presentation.

3. RESTRUCTURING COSTS

   During the fourth quarter of Fiscal 1998 ("Q4 Fiscal 1998"), we incurred a restructuring charge of $8.2 million related to the closure of our last U.S. manufacturing facility, located in Vista, California and the restructuring of our European operations by terminating certain distributor relationships and replacing them with sales agents and a European-based operational structure designed to directly support the agents. The estimated provision included approximately $2,949,000 for terminated international distributor agreements and other related costs, $2,184,000 for estimated loss on sale of plant equipment, $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the Vista Facility and prepare the site for a new tenant. The majority of the costs for these restructurings were incurred in the first nine months of Fiscal 1999. The remaining cash payments to one of the terminated distributors will be completed in Fiscal 2002. Such cash expenditures will be funded out of operations.

   The following table outlines the beginning balance of, and expenditures related to, the restructuring accrual at May 31, 2001:

                                MAY 31, 1998                           MAY 31, 1999            MAY 31, 2000           MAY 31, 2001
                                  BALANCE        CASH       NON-CASH     BALANCE       CASH       BALANCE     CASH       BALANCE
                                ------------  ----------   ----------  ------------  --------  ------------  -------  ------------
European restructuring:
  Termination of international
    distributors .............   $2,534,000     (300,000)  (1,504,000)   730,000     (525,986)    204,014    (80,000)    $124,014
U.S. restructuring:
  Plant closure costs ........    3,079,000   (2,686,000)    (393,000)        --           --          --         --           --
                                 ----------   ----------   ----------    -------     --------     -------    -------     --------
Total restructuring cost .....   $5,613,000   (2,986,000)  (1,897,000)   730,000     (525,986)    204,014    (80,000)    $124,014
                                 ==========   ==========   ==========    =======     ========     =======    =======     ========

   During Fiscal 2000 and 2001, we incurred cash expenditures of $526,000 and $80,000, respectively, related to the termination of two of our international distributors in Europe.

4. INVENTORIES

   Inventories are comprised of the following:

                                                              MAY 31,
                                                    ------------------------
                                                       2001         2000
                                                    -----------  -----------
           Work-in-process.......................   $   129,145  $   256,546
           Finished goods........................    52,698,718   49,885,855
                                                    -----------  -----------
                                                    $52,827,863  $50,142,401
                                                    ===========  ===========

   Inventories at May 31, 2001 and 2000 are reduced by $691,000 and $679,000, respectively, to reflect the lower of cost or market valuation allowances.

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment is comprised of the following:

                                                                           MAY 31,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------   ------------
           Land..............................................   $    135,641   $    135,641
           Building..........................................      1,210,597      1,210,597
           Machinery and equipment...........................      4,007,043      4,031,170
           Store fixtures and equipment......................      9,569,339      7,008,545
           Automobiles and trucks............................        826,596      1,095,174
           Computers, office furniture and equipment.........     10,580,098      9,212,536
           Leasehold improvements............................     28,060,440     18,575,952
           Less accumulated depreciation and amortization....    (20,341,734)   (16,173,513)
                                                                ------------   ------------
                                                                $ 34,048,020   $ 25,096,102
                                                                ============   ============

   As of May 31, 2000, the property held for lease related to the Orange, California manufacturing facility (the "Orange Facility"), which was closed in Fiscal 1996, and had a net book value of $4,705,000. This amount is net of $4,508,000 of accumulated depreciation. In May 2001, we sold the Orange Facility for $6.3 million. The $6.3 million sales price, less (i) the book value of $4,969,000, net of $5,148,000 in accumulated depreciation; and (ii) commissions, fees and expenses, resulted in a gain of $1,067,000 which is recorded in other income in the consolidated statement of operations. In connection with the transaction, we received $1.0 million in cash and a $5.3 note receivable from the buyer, secured by a deed of trust on the property. The note receivable is included in other assets in the consolidated balance sheet.

   Included in machinery and equipment and automobiles and trucks at May 31, 2001 and 2000 are $708,000 of assets held under capital leases. At May 31, 2001 and 2000, accumulated amortization of assets held under capital leases totaled $695,000 and $632,000, respectively (see note 9).

   Depreciation expense totaled $6,133,000, $4,381,000 and $3,435,000 for the years ended May 31, 2001, 2000 and 1999, respectively.

6. CREDIT FACILITIES AND SHORT-TERM BORROWINGS

   We maintain a $100.0 million unsecured credit facility with several lenders. Of the $100 million amount of the credit facility, $85.0 million is in the form of an unsecured revolving line of credit and $15.0 million is in the form of an unsecured term loan. The revolving line of credit expires on April 30, 2004. We have the option to pay interest on the revolving line of credit, advances at a rate equal to either LIBOR plus a margin or the base rate plus a margin. The LIBOR rate margin and the base rate margin are based on our ratio of "Funded Debt" to "EBITDA," each as defined in the credit agreement. For the year ended May 31, 2001, the weighted average interest rate was 7.5% for the LIBOR based advances and 8.5% for the base rate advances. In addition, we pay an annual commitment fee of 0.125%.

   Of the $15.0 million Term Loan, approximately $5.0 million was disbursed at the closing of the credit facility to replace a portion of our former credit facility, approximately $3.0 million was disbursed in the second quarter of fiscal 2000 for capital expenditures, and the remaining portion was disbursed in the first quarter of fiscal 2001. The term loan expires May 31, 2004, and the principal of the loan was payable in 14 quarterly installments which began February 28, 2001, and were scheduled to end May 31, 2004. We had the option to pay interest on the Term Loan at LIBOR plus a margin for advances of one, two three or six months, or a base rate for U.S. dollar advances. The $15.0 million term loan was paid off in full in May 2001 in connection with our public offering.

   Under the credit agreement, we must maintain certain financial covenants and are prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the lenders. At May 31, 2001, we had no borrowings under the credit facility and were in compliance with all financial and other covenants under the credit agreement.

7. DEBT

   Long-term debt at May 31, 2001 and 1999 consists of the following:

                                                                   MAY 31,
                                                           -----------------------
                                                              2001        2000
                                                           ----------  -----------
           12% note payable to Tavistock................   $1,981,980  $ 2,253,737
           Capitalized lease obligations with
             interest at 9.6% (see note 9)..............           --       75,998
           Switch note payable..........................    1,967,079    1,780,625
           Bank of America term loan....................           --    7,678,588
           High Cascade notes payable...................      365,992      414,714
           Astro van note payable.......................           --        3,109
                                                           ----------  -----------
                                                            4,315,051   12,206,771
           Less:  Current portion.......................    1,967,079       62,739
                                                           ----------  -----------
                                                           $2,347,972  $12,144,032
                                                           ==========  ===========

   Our foreign owned subsidiary, Vans Latinoamericana, maintains a 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such company. The loan by Tavistock is in accordance with the shareholders' agreement requiring Tavistock to provide operating capital as needed in the form of a loan to Vans Latinoamericana. The note is due and payable on December 31, 2004.

8. INCOME TAXES

   The components of earnings before income taxes, minority interest in income of consolidated subsidiaries and cumulative effect of accounting change were approximately:

                                                        YEARS ENDED MAY 31,
                                             -----------------------------------------
                                                 2001           2000           1999
                                             -----------    -----------    -----------
           U.S. .......................      $13,282,000    $10,373,000    $10,026,000
           Non-U.S. ...................       11,952,000      9,518,000      4,244,000
                                             -----------    -----------    -----------
           Total ......................      $25,234,000    $19,891,000    $14,270,000
                                             ===========    ===========    ===========

   Income tax expense (benefit) consists of the following:

                                                       YEARS ENDED MAY 31,
                                             ----------------------------------------
                                                2001           2000           1999
                                             ----------     ----------    -----------
           Current:
             U.S. Federal..............      $4,744,601     $3,026,744    $(1,902,012)
             State.....................       1,468,407      1,412,710       (482,957)
             Foreign...................       2,267,193      2,433,173        800,086
                                             ----------     ----------    -----------
                                              8,480,201      6,872,627     (1,584,883)
                                             ----------     ----------    -----------
           Deferred:
             U.S. Federal..............          77,013       (213,330)     5,098,666
             State.....................          22,356        140,703      1,338,084
                                             ----------     ----------    -----------
                                                 99,369        (72,627)     6,436,750
                                             ----------     ----------    -----------
                                             $8,579,570     $6,800,000    $ 4,851,867
                                             ==========     ==========    ===========

   Total income tax expense differed from amounts computed by applying the U.S. Federal statutory tax rate of 35% to earnings before income taxes, minority interest in consolidated subsidiaries and cumulative effect of accounting change as a result of the following:

                                                                     YEARS ENDED MAY 31,
                                                          ----------------------------------------
                                                              2001           2000          1999
                                                          -----------    -----------   -----------
        Computed "expected" tax expense ...............   $ 8,831,909    $ 6,961,913   $ 4,994,569
        Amortization of intangible assets..............       530,033        458,659       422,191
        State franchise taxes, net of Federal benefit..       968,996      1,009,718       555,832
        Increase  in valuation allowance...............            --             --       564,494
        Foreign tax credit.............................      (468,893)    (1,118,341)           --
        Other..........................................      (117,512)       720,693        64,650
        Tax effect of foreign operations...............    (1,164,963)    (1,232,642)   (1,749,869)
                                                          -----------    -----------   -----------
                                                          $ 8,579,570    $ 6,800,000   $ 4,851,867
                                                          ===========    ===========   ===========

   The components of net deferred taxes as of May 31, 2001 and 2000 follow:

                                                                       MAY 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
           Deferred tax assets:
             Accounts receivable..........................   $ 1,038,511   $   401,170
             Inventories..................................       539,894       596,509
             Restructuring costs..........................        80,000        89,440
             Accrued expenses.............................     1,001,492     1,553,891
             Intangibles..................................       166,956        97,098
             Tax credit and other carryforwards...........     1,097,006     1,251,724
                                                             -----------   -----------
                                                               3,923,859     3,989,832
             Valuation allowance..........................      (242,034)   (1,008,537)
                                                             -----------   -----------
             Total deferred tax assets....................     3,681,825     2,981,295
                                                             -----------   -----------
           Deferred tax liabilities:
             Property, plant and equipment................     2,762,568     2,187,592
             Intangibles..................................       182,525            --
             Unremitted earnings of foreign subsidiaries..     1,168,114     1,125,716
                                                             -----------   -----------
             Total deferred tax liabilities...............     4,113,207     3,313,308
                                                             -----------   -----------
             Net deferred tax  liabilities................   $  (431,382)  $  (332,013)
                                                             ===========   ===========

   The tax credit and other carryforwards, expire at various dates beginning in fiscal 2004. During fiscal 2001, $767,000 in tax credit carryforwards expired. Such amounts had previously been fully reserved for in the valuation allowance.

   Based on our current and historical pre-tax results of operations, we believe it is more likely than not that we will realize the benefit of the existing deferred tax assets as of May 31, 2001, with the exception of certain foreign tax credit and other carryforwards which may not be realizable.

   Undistributed earnings of certain of our foreign subsidiaries in the cumulative amount of approximately $20.7 million are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

9. COMMITMENTS AND CONTINGENCIES

    Litigation. In May 2000, we brought an action for declaratory relief against The Burton Corporation asking a court to declare that Burton has no right to threaten or maintain suit against us for alleged infringement of Burton's so-called "3D and 4X4 hole" patent, that the 3D patent is invalid and unenforceable, and that the 3D patent is not infringed by any of our products or processes. The action was brought in response to our belief that Burton intended to eventually sue us for allegedly infringing the 3D patent, and because we desired to resolve the matter. Burton successfully brought an action to dismiss our action for declaratory relief and subsequently sued us in federal court in Vermont on the same claims. In addition, Burton has made additional claims of infringement relating to certain aspects of our integrated bale technology. The parties are currently involved in the discovery process in both cases. We believe that we have defenses available to the allegations raised by Burton and intend to vigorously defend the actions and pursue all applicable counterclaims. We cannot be certain, however, as to the eventual outcome of this litigation or that such outcome will not materially adversely affect our business or financial condition or require the payment of royalties with respect to past or future sales of the products at issue. Even if we are successful in defending these claims, we could incur substantial legal costs relating to the defense of this action or any other claims that third parties may assert from time to time relating to alleged infringement of their proprietary rights.

   In April 2001 a complaint was filed in Orange County, California on behalf of two of our former employees seeking unpaid overtime wages and other damages on the basis that they were mischaracterized as "exempt" employees under California wage and hour laws. The plaintiffs in this action have sought class certification. We have answered the complaint, denied the allegations and stated thirteen affirmative defenses. We intend to vigorously defend the action. We are still in the early stages of this matter, and thus cannot be certain as to the eventual outcome of this litigation.

    In addition to the foregoing, from time to time we are the subject of claims in the ordinary course of our business.

   Capital Leases. We have capital leases for certain equipment at our distribution center. These leases were discounted using interest rates appropriate at the inception of each lease. Future minimum lease payments for capitalized lease obligations at May 31, 2001 are as follows:

           2002.................................................    $13,459
                                                                    -------
           Total minimum obligations............................     13,459
           Less:  amounts representing interest.................        200
                                                                    -------
           Present value of net minimum obligations.............     13,259
           Less current portion.................................     13,259
                                                                    -------
           Long-term obligations at May 31, 2001 (see note 7)...    $    --
                                                                    =======

   The current portion of capital lease obligations is included in accounts payable in the accompanying consolidated balance sheets at May 31, 2001 and 2000.

   Operating Leases. Substantially all of our retail stores and the distribution facility are leased under noncancelable operating leases having original terms in excess of one year. Certain leases are renewable and contain clauses for rent escalation. The future minimum rental payments under noncancelable operating leases are as follows at May 31, 2001:

           2002..........................................   $ 14,565,949
           2003..........................................     15,373,535
           2004..........................................     14,539,674
           2005..........................................     13,969,375
           2006..........................................     12,742,273

           Thereafter....................................     49,528,063
                                                            ------------
                                                            $120,718,869
                                                            ============

   We also lease certain other equipment on a month-to-month basis. Total rent expense incurred for the years ended May 31, 2001, 2000 and 1999 under all operating leases was approximately $13,149,000, $8,934,000 and $5,717,000, respectively.

   Included in rent expense for each of the years ended May 31, 2001, 2000 and 1999 is $36,000 for the rent of a retail store from The Group, a California general partnership whose partners are former shareholders of our predecessor. We also incurred rent expense of $17,900 for the three years ended May 31, 2001 for the lease of two retail stores owned by members of the immediate family of one of the founders of our predecessor.

   Deferred Compensation Plan. We have established a deferred compensation plan for the benefit of Walter E. Schoenfeld, our Chairman and former Chief Executive Officer, and his spouse. Under the plan, we established a trust which will hold and disperse assets pursuant to the terms of the plan. For a period of five years, we deposited $200,000 per year with the trustee of the trust. The trust funds are invested by the trustee in accordance with instructions given by us. Under the trust agreement, as amended, Mr. Schoenfeld had the irrevocable option to receive four equal lump sum payments equal in total to the trust balance as of January 31, 2001, or commencing in 2001 the trustee would pay Mr. Schoenfeld $100,000 per year from the trust funds for the remainder of Mr. Schoenfeld's life and then will be paid to his spouse, if she survives him. Effective December 15, 2000, Mr. Schoenfeld elected to receive the four equal lump sum payments. These payments will be made on February 15, 2004, May 15, 2004, August 15, 2004 and November 15, 2004. During fiscal 2001, 2000 and 1999, $217,000,
$223,000 and $205,000, respectively, was recorded as compensation expense. At May 31, 2001 and 2000 the balance in deferred compensation account was $1,008,000 and $791,000, respectively.

   We have established a split dollar life insurance plan for Gary H. Schoenfeld, our President and Chief Executive Officer. A split dollar plan is a non-qualified employee benefit plan in which the company and the employee agree to share the costs and benefits of a whole life insurance policy. Under the plan, we pay all premiums due and we are assigned a death benefit equal to the cumulative net premium contributed. During fiscal 2001 and 2000, $124,000 and $93,100, respectively, was recorded as compensation expense. At May 31, 2001 and 2000, the balance in the liability account was $186,000 and $62,000, respectively.

   License Agreements. We have commitments to pay minimum guaranteed royalties under license agreements for certain athletes aggregating approximately $887,000 at May 31, 2001. These agreements range from 1-3 years in duration and are payable through July 2004. Approximately $1,325,000, $976,000 and $978,000 were paid under such license agreements during the years ended May 31, 2001, 2000 and 1999, respectively.

   Foreign Currency Contracts. VFEL and VIL enter into foreign currency contracts from time to time to hedge against currency fluctuations for the purchase of U.S. dollars. At May 31, 2001, we had foreign currency contracts outstanding with notional amounts totaling $4,335,000 and fair values approximately $300,000. At May 31, 2000, we had no foreign currency contracts outstanding.

   Third Party Manufacturing. No manufacturer accounted for more than 10% of third-party shoes manufactured for us during the three-year period ended May 31, 2001.

10. STOCK OPTIONS

   STOCK COMPENSATION PLANS

   At May 31, 2001, we have four stock-based compensation plans. No compensation cost has been recognized for fixed stock option plans consistent with the intrinsic value method. Had compensation cost for our four stock-based compensation plans been recognized under SFAS Statement No. 123, our net earnings and earnings per share would have been reduced as indicated in the pro forma amounts indicated below:

                                                   MAY 31,   MAY 31,   MAY 31,
                                                     2001      2000     1999
                                                   -------   -------   -------
           Pro forma net earnings...............   $13,818   $11,435   $7,951
           Pro forma earnings per share
              Basic.............................   $   .98   $   .84   $ .60
              Diluted...........................   $   .91   $   .79   $ .58

   The pro forma net earnings and per share amounts reflect only options granted from June 1, 1998 through May 31, 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of four to six years and compensation cost for options granted prior to January 1, 1996 is not considered.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2001, 2000 and 1999, respectively: expected volatility of 54% for fiscal 2001, 54% for Fiscal 2000 and 55% for Fiscal 1999; risk-free interest rates ranging from 4.78% to 5.82% for Fiscal 2001, 5.63% to 6.62% for Fiscal 2000, and 4.42% to 5.54% for Fiscal 1999;
assumed dividend yield of zero for all three years; and expected lives of four and six years.

   1991 Plan. Under the 1991 Long-Term Incentive Plan we may grant to key employees incentive stock options, and to directors and consultants non-qualified stock options to purchase up to 2,300,000 shares of our common stock until November 2001. Stock options granted under the plan are exercisable in varying amounts over the ten year term of the options, and the vesting periods accelerate for certain options upon certain events, but all such options become fully vested no later than five years after the date of grant. The exercise price for each option is equivalent to no less than the fair market value of the Company's common stock on the date the option was granted. The 1991 Plan expires in November 2001.

   Vanstastic Plan. In July 1997, the Board of Directors adopted the Vanstastic Employee Stock Option Plan (the "Vanstastic Plan"). Options granted under the Vanstastic Plan may be either incentive stock options or non-statutory options. We will grant all full-time employees, and part-time employees working more than 1,400 hours per fiscal year, stock options annually based on a formula. A total of 400,000 shares are available under the Vanstastic Plan and the Plan expires in July 2007. Stock options granted under the plan have a maximum term of ten years and vest over a five year period. The exercise price for each option is equivalent to no less than the fair market value of the Company's common stock on the date the option was granted.

   2000 Plan. In August 2000, the Board of Directors adopted the 2000 Long-Term Incentive Plan ("2000 Plan") to replace the soon-to-expire 1991 Plan. Under the 2000 Plan, incentive stock options, non-qualified options and restricted stock awards may be granted to key employees and non-qualified options may be granted to directors and consultants. A total of 1,000,000 shares have been reserved for issuance under the Plan. Stock options granted under the Plan have a maximum term of ten years and typically vest over a five-year period. The vesting period may be accelerated for certain options upon certain events. The exercise price for each incentive stock option is equivalent to no less than the fair market value of the Company's common stock on the date the option was granted.

   A summary of the status of our stock option plans is presented below:

                                                     2001                2000                1999
                                               -----------------   ----------------    -----------------
                                                        WEIGHTED           WEIGHTED             WEIGHTED
                                                        AVERAGE            AVERAGE              AVERAGE
                                               SHARES   EXERCISE   SHARES  EXERCISE    SHARES   EXERCISE
        FIXED OPTIONS                          (000)     PRICE     (000)    PRICE      (000)     PRICE
        -------------                          ------   --------   ------  --------    ------   --------
        Outstanding at beginning of year...    1,588     $ 8.14    1,568    $ 7.60     1,106     $8.49
        Granted............................      813      13.64      307     10.69       529      6.76
        Exercised..........................     (526)     14.38     (156)     7.43       (21)     6.41
        Forfeited..........................     (107)     10.30     (131)     8.74       (46)     8.73
                                               -----               -----               -----
        Outstanding at end of year.........    1,768       8.14    1,588      8.14     1,568      7.60
        Options exercisable at year-end....      691                 903                 788
        Weighted average fair value of
          options granted during the year..              $ 8.25             $ 5.52               $6.75

   The following table summarizes information about fixed stock options outstanding at May 31, 2001:

                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                       --------------------------------------------------   --------------------------------
                           OPTIONS        WEIGHTED AVG.                        OPTIONS
  RANGE OF EXERCISE    OUTSTANDING AT       REMAINING       WEIGHTED AVG.   EXERCISABLE AT     WEIGHTED AVG.
        PRICES          MAY 31, 2001    CONTRACTUAL LIFE   EXERCISE PRICE    MAY 31, 2001     EXERCISE PRICE
  -----------------    --------------   ----------------   --------------   --------------    --------------
    $5.75 - 9.50           78,973             1.83             $ 7.41            78,973           $ 7.17
    $4.50 - 6.38           29,167             3.56             $ 5.28            29,167           $ 5.28
    $7.38 - 7.63           33,336             4.44             $ 7.48            33,336           $ 7.48
    $9.25 - 9.38          271,747             5.58             $ 9.26           249,698           $ 9.26
    $8.53 - 9.38           73,818             6.35             $ 9.27            54,491           $ 9.27
    $5.88 - 10.50         302,175             7.51             $ 6.75           184,004           $ 6.84
    $6.25 - 15.00         205,578             8.22             $10.92            61,493
                                                                                                  $10.66
   $13.00 - 22.00         773,040             9.46             $13.78                --           $   --
                        ---------                                               -------
                        1,767,834                                               691,162
                        =========                                               =======

   Non-Qualified Plans. Under separate non-qualified stock option agreements, we granted options to purchase 853,176 shares of our stock at an exercise price ranging from $.17 to $9.38 per share. The excess, if any, of the fair market value of our stock at the date of grant over the exercise price of the option was considered unearned compensation, which was amortized and charged to operations over the option's vesting period. During fiscal 2001, the remaining 37,960 options were exercised under the plan for a total of 841,663 options exercised under these agreements.

   In addition to the above plans, during fiscal 1993 and fiscal 2001, the Board of Directors granted certain of our officers restricted stock awards representing an aggregate of 21,773 shares and 150,000 shares of common stock, respectively.. Generally, the fiscal 1993 shares became fully vested five years from the grant date and remained restricted and non-transferable until such date. The fiscal 2001 shares vest and the restrictions terminate evenly over seven years. This vesting may be accelerated based on certain performance criteria as defined in the restricted stock award. During the year ended May 31, 2001, 5,273 shares under the fiscal 1993 grants were sold. As of May 31, 2001, stock awards representing 8,273 shares under the fiscal 1993 grant and 116,070 shares under the fiscal 2001 grant remained restricted.

11. STOCKHOLDER RIGHTS PLAN

   On February 22, 1994, the Board of Directors unanimously adopted a Stockholder Rights Plan, pursuant to which it declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the common stock. In December 1996, the Board of Directors unanimously agreed to extend the Rights Plan to February 22, 2007, and change the price of each Right to $65.00. The Plan was amended and restated by the Board of Directors in its entirety in May 1999 to conform to certain changes in Delaware law.

   The Rights dividend was payable on March 8, 1994 to the holders of record of shares of our common stock on that date. Each Right entitles the registered holder to purchase from us 1/100th of a share of our Series A Junior Participating Preferred Stock, par value $.001 per share, 1,500,000 shares authorized and no shares issued or outstanding at May 31, 2001 (the "Series A Preferred Stock"), at a price of $65.00 per 1/100th of a share, subject to adjustment.

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

   Each share of Series A Preferred Stock purchasable upon exercise of the Rights will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event our assets are liquidated, the holders of the shares of Series A Preferred Stock will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The Rights Plan was first ratified and approved by our stockholders at the 1994 annual meeting of stockholders and was re-ratified and re-approved by the stockholders at the 1997 and 2000 annual meeting of stockholders.

12. EXPORT SALES

   Sales to foreign unaffiliated customers, by major country through VFEL, were as follows:

                                                         YEARS ENDED MAY 31,
                                              ---------------------------------------
                                                 2001          2000          1999
                                              -----------   -----------   -----------
           France........................     $25,832,000   $21,987,000   $ 9,628,000
           Japan.........................      12,497,000    13,568,000    11,175,000
           Germany.......................      10,498,000    14,319,000     7,506,000
           United Kingdom................       8,619,000     7,334,000     9,165,000
           Mexico........................       6,918,000     5,304,000     3,181,000
           Canada........................       5,652,000     4,305,000     2,585,000
           Argentina.....................       5,189,000     3,778,000     2,633,000
           Spain.........................       2,540,000     2,023,000     1,239,000
           Australia.....................       2,308,000     2,644,000     1,948,000
           Brazil........................       2,054,000       532,000            --
           Switzerland...................       1,517,000     1,827,000     1,537,000

           Other.........................      14,597,000    13,283,000    11,920,000
                                              -----------   -----------   -----------
                                              $98,221,000   $90,904,000   $62,517,000
                                              ===========   ===========   ===========

   Our operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other non-tariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. We believe that we have acted to reduce these risks by diversifying manufacturing among various countries, and within those countries, among various factories.

13. BUSINESS SEGMENTS, CONCENTRATION OF BUSINESS AND CREDIT RISK AND SIGNIFICANT CUSTOMERS

   Our accounting policies for the segments below are the same as those described in the summary of significant accounting policies, except that we do not allocate corporate charges, income taxes or unusual items to segments. We evaluate performance based on segment revenues and consolidated operating income. Our reportable segments have distinct sales channels. Revenues for each business segment are summarized as follows:

                                                     YEARS ENDED MAY 31,
                                          ------------------------------------------
                                              2001           2000           1999
                                          ------------   ------------   ------------
           Retail.....................    $103,330,000   $ 77,761,000   $ 60,050,000
           Wholesale..................     139,644,000    108,663,000     87,546,000
           International..............      98,221,000     90,904,000     62,517,000
                                          ------------   ------------   ------------
                                          $341,195,000   $277,328,000   $210,113,000
                                          ============   ============   ============

   We do not have any individual customers representing more than 10% of sales.

14. SUBSEQUENT EVENTS

   In July 2001, Luxiottica S.p.A. exercised its right to terminate and wind-up our joint venture with Sunglass Hut International. This joint venture represented approximately $800,000 of revenue for the fiscal year ended May 31, 2001.

   In June 2001, we acquired a 70% interest in the VANS Warped Tour,(R) an annual summer tour combining punk and alternative rock music with extreme sports demonstrations. We agreed to pay the three founders of the Tour $4,125,000 and release Launch Media, Inc. of certain earn-out payment obligations to us in connection with such acquisition. The transaction is subject to certain closing matters.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST         SECOND         THIRD        FOURTH
                                                 QUARTER        QUARTER       QUARTER       QUARTER
                                               ------------   -----------   -----------   -----------
       Fiscal year ended May 31, 2001:

       Net Sales............................   $100,580,000   $74,520,000   $80,865,000   $85,231,000
       Gross Profit.........................     44,145,000    32,452,000    34,299,000    37,519,000
       Earnings from operations.............     12,453,000     5,656,000     3,816,000     4,640,000
       Earnings before cumulative effect
         of accounting change...............      7,513,000     3,204,000     2,015,000     2,699,000
       Net earnings.........................      7,072,000     3,204,000     2,015,000     2,699,000

       Income per share before
         cumulative effect of accounting
         change, basic......................   $       0.54          0.23   $      0.14   $      0.19

       Net income per share, basic..........   $       0.51   $      0.23   $      0.14   $      0.19

       Income per share before
         cumulative effect of accounting
         change, diluted....................   $       0.51   $      0.21   $      0.13   $      0.17

       Net income per share, diluted........   $       0.48   $      0.21   $      0.13   $      0.17

       Fiscal year ended May 31, 2000:

       Net Sales............................   $82,915,000    $58,768,000   $68,812,000   $66,833,000
       Gross Profit.........................    35,328,000     26,168,000    28,632,000    28,550,000
       Earnings from operations.............     9,422,000      5,086,000     3,405,000     3,690,000
       Net earnings.........................     5,935,000      2,666,000     1,712,000     1,774,000

       Net income per share, basic..........   $      0.44    $      0.20   $      0.13   $      0.12
       Net income per share, diluted........   $      0.42    $      0.19   $      0.12   $      0.11

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Vans, Inc.:

   We have audited the accompanying consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 2001 and 2000 and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vans, Inc. and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each year in the three-year period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in note 2 to the consolidated financial statements, the Company changed its method of revenue recognition commencing June 1, 2000.

/s/ KPMG LLP


KPMG LLP
Orange County, California
July 23, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is incorporated herein by reference to the captions "Proposal 1 - Election of Directors," Information Relating to Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3, 7, and 16 of the Proxy Statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the caption "Executive Compensation and Other Information" on page 9 of the Proxy Statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Management and Certain Beneficial Owners" on page 2 of the Proxy Statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

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

   (2) Financial Statement Schedules

   The Financial Statement Schedule and the report of independent auditors thereon are set forth at pages F-2 and F-3 of this Report.

   (3) Exhibits

   EXHIBIT NO.                              EXHIBIT DESCRIPTION
   -----------                              -------------------
   (5)  2.1       Agreement of Merger between the Registrant and Van Doren
                  Rubber, dated July 31, 1991


   (2)  2.1       Certificate of Ownership and Merger (Delaware) of Van Doren
                  Rubber into the Registrant, dated August 19, 1991

   (2)  2.2       Certificate of Ownership (California) of the Registrant and
                  Van Doren Rubber, dated August 19, 1991

   (19) 2.3       Agreement and Plan of Merger, dated July 10, 1998, between the
                  Registrant and Switch Manufacturing

   (2)  3.1       Restated Certificate of Incorporation of the Registrant, dated
                  August 30, 1991

   (2)  3.1.1     Certificate of Retirement of Class A and Class B Preferred
                  Stock of the Registrant, dated August 29, 1991

   (25) 3.2 Amended and Restated By-laws of the Registrant, approved by the Board of Directors of the Registrant on May 18, 1999

   (5)  3.3       Certificate of Designation of Preferences and Rights of Series
                  A Junior Participating Preferred Stock of the Registrant

   EXHIBIT NO.                              EXHIBIT DESCRIPTION
   -----------                              -------------------
        4.1       Reference is made to Exhibits 3.1 and 3.2

   (5)  4.2       Specimen Stock Certificate

   (20) 4.3       Amended and Restated Rights Agreement, dated as of May 18,
                  1999, by and between the Registrant and ChaseMellon
                  Shareholder Services as Rights Agent

   (31) 4.3.1     Amendment No. 1 to Amended and Restated Rights Agreement,
                  dated as of October 24, 2000

   (3) 10.1       1991 Long-Term Incentive Plan

   (2) 10.1.1     Amendment No. 1 to 1991 Long-Term Incentive Plan

   (2) 10.1.2     Amendment No. 2 to 1991 Long-Term Incentive Plan

   (6) 10.1.3     Amendment No. 3 to the 1991 Long-Term Incentive Plan

   (8) 10.1.4     Amendment No. 4 to the 1991 Long-Term Incentive Plan

   (8) 10.1.5     Amendment No. 5 to the 1991 Long-Term Incentive Plan

   (13)10.1.6     Amendment No. 6 to the 1991 Long-Term Incentive Plan

   (27)10.1.7     Amendment No. 7 to the 1991 Long-Term Incentive Plan

   (32)10.2 Employment Agreement, dated as of June 15, 2000, by and between the Registrant and Steven J. Van Doren, superseding his Employment Agreement, dated March 10, 1997

   (25)10.3       Credit Agreement, dated as of July 13, 1999, among the
                  Registrant, Bank of America NT&SA and other lenders

   (32)10.3.1     Amendment Agreement to Original Credit Agreement, dated as of
                  April 11, 2000, among the Registrant, Bank of America, N.A.
                  and other lenders

   (32)10.3.2     Amended and Restated Credit Agreement, dated as of April 11,
                  2000, among the Registrant, Bank of America, N.A. and other lenders

   (1) 10.3.3     Second Amendment Agreement to Credit Agreement, dated as of
                  April 30, 2001, among the Registrant, Bank of America, N.A.
                  and other lenders

   (1) 10.3.4     Second Amended and Restated Credit Agreement, dated as of
                  April 30, 2001, among the Registrant, Bank of America, N.A., and other lenders

   (26)10.4 Employment Agreement, dated as of August 16, 1999, by and between the Registrant and Gary H. Schoenfeld

   (10)10.5 Employment Agreement dated as of December 1, 1995, by and between Walter E. Schoenfeld and the Registrant

   (14)10.5.1     Amendment No. 1 to the Employment Agreement of Walter E.
                  Schoenfeld

   (24)10.5.2     Amendment No. 2 to the Employment Agreement of Walter E.
                  Schoenfeld

   (25)10.5.3     Amendment No. 3 to the Employment Agreement of Walter E.
                  Schoenfeld

   (32)10.5.4     Amendment No. 4 to the Employment Agreement of Walter E.
                  Schoenfeld

   (1) 10.5.5     Amendment No. 5 to the Employment Agreement of Walter E.
                  Schoenfeld

   (32)10.6 Employment Agreement, dated as of July 27, 2000, by and between the Registrant and Charles C. Kupfer

   (11)10.7 Standard Industrial/Commercial Single Tenant Lease - Gross, dated August 15, 1996, by and between the Registrant and CAPCO, Inc.

   (32)10.7.1 Standard Industrial/Commercial Single Tenant Lease - Net, dated May 30, 2000, by and between the Registrant and Multilayer Technology Inc.

   (11)10.8       Trust Under Vans, Inc. Deferred Compensation Plan, dated as of
                  June 3, 1996

   (11)10.8.1     Amendment to Trust Under Vans, Inc. Deferred Compensation Plan

   (31)10.8.2     Second Amendment to Trust under Vans, Inc. Deferred
                  Compensation Plan

   (11)10.9 Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996

   (31)10.9.1     Amendment to Vans, Inc. Deferred Compensation Agreement

   (12)10.10 Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant

   (12)10.11      Construction Agreement between Wohl Venture One, LLC, a
                  Delaware limited liability company, and the Registrant

   (28)10.12 Employment Agreement, dated as of December 3, 1999, by and between the Registrant and Jay E. Wilson

   EXHIBIT NO.                              EXHIBIT DESCRIPTION
   -----------                              -------------------
   (29)10.13      Tour Title Sponsorship Agreement, dated as of June 2000, by and between the Registrant and C.C.R.L., LLC, a California limited liability company

   (22)10.14 Employment Agreement, dated October 21, 1998, by and between the Registrant and Stephen M. Murray

   (23)10.15      Employment Agreement dated March 15, 1999, by and between the
                  Registrant and Joseph D. Giles

   (32)10.16      2000 Long-Term Incentive Plan

   (31)10.16.1    Amendment No. 1 to 2000 Long-Term Incentive Plan

   (32)10.17 Employment Agreement, dated as of July 19, 2000, by and between the Registrant and Arthur I. Carver

   (27)10.18 Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Neal R. Lyons

   (27)10.19 Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Chris D. Strain

   (17)10.20      Vanstastic Employee Stock Option Plan

   (1) 10.21      Employment Agreement, dated as of April 23, 2001, by and
                  between the Registrant and Donald Petersen

   (1) 10.22      Employment Agreement, dated as of April 23, 2001, by and
                  between the Registrant and Andrew J. Greenebaum

   (1) 10.23      Vans, Inc. Long-Term Executive Bonus Plan

   (1) 10.24      Restricted Stock Award of Gary H. Schoenfeld, dated October
                  27, 2000

   (1) 10.25      Agreement of Purchase and Sale and Joint Escrow Instructions
                  by and between the Registrant and Brookhollow Expressway, LLC

   (1) 10.26      Amended and Restated Letter Agreement by and among the
                  Registrant, Launch Media, Inc., Creative Artists Agency, LLC,
                  Codikow & Carroll P.C. and 4 Fini Inc.

   (1) 10.27      Letter Agreement, dated June 22, 2001, by and between the
                  Registrant and Creative Artists Agency

   (1) 10.28      Agreement, dated as of February 8, 2001, by and between the
                  Registrant and Sony Pictures Classics re Dogtown and Z-Boys

   (30)10.29      Employment Agreement of Craig E. Gosselin, dated as of
                  September 18, 2000

   (30)10.30      Employment Agreement of Dana M. Guidice, dated as of October
                  10, 2000

   (30)10.31 Deferred Compensation Agreement of Gary H. Schoenfeld, dated as of November 3, 1999

   (30)10.32      Split Dollar Life Insurance Agreement, dated as of November 3,
                  1999, for Gary H. Schoenfeld

   (31)10.33      Employment Agreement of Michael C. Jonte, dated as of February
                  1, 2001

   (1) 21         List of Subsidiaries

       23.1 Report on Schedule and Consent of Independent Auditors is set forth at page F-2 of this report

------------

(1)  Filed herewith.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference.

(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1993, and incorporated herein by this reference.

(4)  Intentionally omitted.

(5) Filed as an exhibit to the Registrant's Form 8-K, dated February 15, 1994, and incorporated herein by this reference.

(6) Filed as an exhibit to the Registrant's Form 10-K for the year ended May 31, 1994, and incorporated herein by this reference.

(7)  Intentionally omitted.

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995.

(9)  Intentionally omitted.

(10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 24, 1996, and incorporated herein by this reference.

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

(15) Intentionally omitted.

(16) Intentionally omitted.

(17) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 29, 1997.

(18) Intentionally omitted.

(19) Filed as an exhibit to the Registrant's Form 8-K, dated July 21, 1998.

(20) Filed as an exhibit to the Registrant's Form 8-A/A Registration Statement, filed with the SEC on June 28, 1999.

(21) Intentionally omitted.

(22) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 28, 1998.

(23) Intentionally omitted.

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

(29) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 26, 2000.

(30) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 25, 2000.

(31) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 24, 2001.

(32) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2000.

(b) Reports on Form 8-K. The Company filed two reports on Form 8-K during the quarterly period ended May 31, 2001, one dated March 21, 2001 regarding certain Regulation FD disclosures, and one dated April 17, 2001, regarding the hiring of Andrew J. Greenebaum as the Registrant's Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VANS, INC.

                                        (Registrant)

                                        /s/ Gary H. Schoenfeld
                                        ---------------------------------------
                                        By: Gary H. Schoenfeld
Date: August 29, 2001                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

/s/ Gary H. Schoenfeld                                     Date: August 29, 2001
-------------------------------------------------
Gary H. Schoenfeld
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Walter E. Schoenfeld                                   Date: August 29, 2001
-------------------------------------------------
Walter E. Schoenfeld
Chairman of the Board and Director

/s/ Andrew J. Greenebaum                                   Date: August 29, 2001
-------------------------------------------------
Andrew J. Greenebaum
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Wilbur J. Fix                                          Date: August 29, 2001
-------------------------------------------------
Wilbur J. Fix
Director

/s/ James R. Sulat                                         Date: August 29, 2001
-------------------------------------------------
James R. Sulat
Director

/s/ Kathleen M. Gardarian                                  Date: August 29, 2001
-------------------------------------------------
Kathleen M. Gardarian
Director

/s/ Lisa M. Douglas                                        Date: August 29, 2001
-------------------------------------------------
Lisa M. Douglas
Director

/s/ Gerald Grinstein                                       Date: August 29, 2001
-------------------------------------------------
Gerald Grinstein
Director

/s/ Charles G. Armstrong                                   Date: August 29, 2001
-------------------------------------------------
Charles G. Armstrong
Director

/s/ Leonard R. Wilkens                                     Date: August 29, 2001
-------------------------------------------------
Leonard R. Wilkens
Director

                         INDEX TO FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Consolidated Financial Statements:

Consolidated Balance Sheets as of May 31, 2001 and 2000                                                          31

Consolidated  Statements of Earnings and Comprehensive Income for the Years Ended May 31, 2001, 2000 and 1999    32

Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 2001, 2000 and 1999                  33

Consolidated Statements of Cash Flows for the Years Ended May 31, 2001, 2000 and 1999                            34

Notes to Consolidated Financial Statements                                                                       35

Independent Auditors' Report                                                                                     48

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

           THE REPORT ON SCHEDULE AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Vans, Inc.:

   The audits referred to in our report dated July 23, 2001, included the related financial statement schedule as of May 31, 2001, and for each of the years in the three-year period ended May 31, 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in note 2 to the consolidated financial statements, the Company changed its method of revenue recognition commencing June 1, 2000.

   We consent to incorporation by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. of our report dated July 23, 2001, relating to the consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2001, and the related schedule, which report appears in the May 31, 2001 annual report on Form 10-K of Vans, Inc.


/s/ KPMG LLP


KPMG LLP

Orange County, California
August 29, 2001

                                   SCHEDULE II

                 Valuation and Qualifying Accounts and Reserves

                                                   BALANCE AT
                                                  BEGINNING OF       CHARGE TO COST                      BALANCE AT
                                                     PERIOD           AND EXPENSES         OTHER        END OF PERIOD
                                                  ------------       --------------   ---------------   -------------
Year end May 31, 1999:
Allowance for doubtful accounts................    $1,117,695         $  528,001      $  (213,482)(a)    $1,432,214
Lower of cost or market valuation allowance....    $  637,546         $1,075,383(b)   $(1,031,331)(b)    $ 681,598
Year end May 31, 2000:
Allowance for doubtful accounts................    $1,432,214         $  763,384      $  (165,411)(a)    $2,030,187
Lower of cost or market valuation allowance....    $  681,598         $  784,427      $  (786,963)       $ 679,062
Year end May 31, 2001:
Allowance for doubtful accounts................    $2,030,187         $  521,757      $  (473,344)(a)    $2,078,600
Lower of cost or market valuation allowance....    $  679,062         $  855,356      $  (842,939)       $ 691,479

------------

(a) Charge-off of uncollectible accounts receivable.

(b) Represents reserves established in connection with the acquisition of consolidated subsidiaries.