Form 10-Q
period 2001-09-01
VANS INC
filed 2001-10-16
CIK 877273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 1, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________

Commission File Number 0-19402

VANS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0272893 (I.R.S. Employer Identification No.)

15700 Shoemaker Avenue
Santa Fe Springs, California 90670-5515
(Address of Principal Executive Offices) (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
17,782,844 shares of Common Stock, $.001 par value, as of October 15, 2001.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 1, 2001 (UNAUDITED) AND MAY 31, 2001

	SEPTEMBER 1,	MAY 31,
	2001	2001

ASSETS

Current assets:
Cash and cash equivalents	$48,048,018	$59,747,584
Accounts receivable, net of allowance for doubtful accounts of $1,878,803 and $2,078,600 at September 1, 2001, and May 31, 2001, respectively	58,722,114	38,133,438
Inventories	58,744,872	52,827,863
Deferred tax assets	3,801,865	3,681,825
Prepaid expenses	14,439,103	14,564,517

Total current assets	183,755,972	168,955,227
Property, plant and equipment, net	37,817,768	34,048,020
Trademarks and patents, net of accumulated amortization of $418,842 and $377,549 at September 1, 2001 and May 31, 2001, respectively	2,179,623	2,139,437
Goodwill	23,018,188	23,018,188
Other assets	8,522,190	8,798,793

Total Assets	$255,293,741	$236,959,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$5,883,307	$7,876,515
Accounts payable	11,122,017	13,130,377
Accrued payroll and related expenses	7,360,838	8,450,569
Accrued interest	227,244	257,176
Restructuring costs	124,014	124,014
Income taxes payable	8,884,573	7,305,817

Total current liabilities	33,601,993	37,144,468
Deferred tax liabilities	4,113,207	4,113,207
Long-term debt	3,462,698	2,347,972

Total Liabilities	41,177,898	43,605,647

Minority interest	2,937,496	2,876,157
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 1,500,000 shares designated as Series A Participating Preferred Stock, none issued and outstanding	—	—
Common stock, $.001 par value, 20,000,000 shares authorized, 17,725,124 and 17,256,149 shares issued and outstanding at September 1, 2001, and May 31, 2001, respectively	17,725	17,256
Accumulated other comprehensive loss	(789,292)	(540,883)
Additional paid-in capital	180,840,017	171,234,630
Retained earnings	31,109,897	19,766,858

Total Stockholders’ Equity	211,178,347	190,477,861

Total Liabilities and Stockholders’ Equity	$255,293,741	$236,959,665

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
THIRTEEN WEEKS ENDED SEPTEMBER 1, 2001 AND AUGUST 26, 2000
(unaudited)

	THIRTEEN WEEKS ENDED

	SEPTEMBER 1,	AUGUST 26,
	2001	2000

Net sales	$118,060,016	$100,579,686
Cost of sales	62,721,367	56,434,413

Gross profit	55,338,649	44,145,273
Operating expenses:
Selling and distribution	23,227,427	19,371,386
Marketing, advertising and promotion	11,270,583	8,015,787
General and administrative	4,268,675	3,701,522
Provision for doubtful accounts	151,308	231,869
Amortization of intangibles	41,292	371,462

Total operating expenses	38,959,285	31,692,026

Earnings from operations	16,379,364	12,453,247
Interest income	517,720	24,059
Interest and debt expense	(382,486)	(751,268)
Other income, net	102,861	355,444

Earnings before income taxes, minority interest in income of consolidated Subsidiaries and cumulative effect of accounting change	16,617,459	12,081,482
Income tax expense	4,985,237	4,107,703
Minority share of income	289,183	461,236

Income before cumulative effect of accounting change	11,343,039	7,512,543
Cumulative effect of accounting change	—	441,406
Net income	11,343,039	7,071,137
Other comprehensive expense, net of tax:
Unrealized gain on securities	—	85,805
Loss on derivative instruments qualifying as cash flow hedges, net of tax of $88,532	(206,573)	—
Foreign currency translation adjustments	(41,837)	(6,239)

Comprehensive net earnings	$11,094,629	$7,150,703

Earnings per share information:
Basic:
Weighted average shares	17,658,108	13,749,700
Income before cumulative effect of accounting change	0.64	0.54
Cumulative effect of accounting change	—	(0.03)

Net earnings per share	$0.64	$0.51

Diluted:
Weighted average shares	18,641,340	14,709,046
Income before cumulative effect of accounting change	0.61	0.51
Cumulative effect of accounting change	—	(0.03)

Net earnings per share	$0.61	$0.48

See accompanying notes to condensed consolidated financial statements

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THIRTEEN WEEKS ENDED SEPTEMBER 1, 2001 AND AUGUST 26, 2000
(unaudited)

	SEPTEMBER 1,	AUGUST 26,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,343,039	$7,071,137
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,779,092	1,782,488
Net loss on sale of equipment	44,265	108
Minority share of income	289,182	461,236
Provision for losses on accounts receivable and sales returns	151,308	436,376
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(21,019,848)	(21,271,481)
Inventories	(6,123,353)	(11,240,672)
Deferred income taxes	(120,040)	82,946
Prepaid expenses	125,414	2,304,968
Other assets	160,036	(256,282)
Accounts payable	(2,214,933)	637,817
Accrued payroll and related expenses	(1,119,662)	(866,870)
Income taxes payable	1,578,756	3,610,665

Net cash used in operating activities	(15,126,744)	(17,247,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,538,877)	(4,227,435)
Proceeds from sale of (investments in) other companies	—	(275,411)
Proceeds from sale of property, plant and equipment	2,970	8,800

Net cash used in investing activities	(5,535,907)	(4,494,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	(1,974,025)	10,389,472
Payments on capital lease obligations	—	(15,005)
Proceeds from long term debt	1,114,726	5,078,965
Consolidated subsidiary dividends paid to minority shareholders	(227,843)	(182,828)
Proceeds from issuance of common stock	9,605,856	550,903

Net cash provided by financing activities	8,518,714	15,821,507
Effect of exchange rate changes on cash and cash equivalents	444,371	(6,239)

Net decrease in cash and cash equivalents	(11,699,566)	(5,926,342)
Cash and cash equivalents, beginning of period	59,747,584	15,516,337

Cash and cash equivalents, end of period	$48,048,018	$9,589,995

SUPPLEMENTAL CASH FLOW INFORMATION — AMOUNTS PAID FOR:
Interest	$31,281	$553,997
Income taxes	$3,425,100	$263,331

See accompanying notes to condensed consolidated financial statements

VANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated financial statements included herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year.

The condensed consolidated statement of earnings an comprehensive earnings and condensed consolidated statement of cash flows for the thirteen weeks ended August 26, 2000 have been restated to reflect the cumulative effect of a change in accounting method for recognizing revenue on certain transactions, which was effective June 1, 2000. Additionally, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.	Inventories are comprised of the following:

	SEPTEMBER 1,	MAY 31,
	2001	2001

Work-in-process	$—	$129,145
Finished goods	59,437,141	53,390,197
Less: reserve	(692,269)	(691,479)

	$58,744,872	$52,827,863

3.	Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. During the thirteen week period ended September 1, 2001, and August 26, 2000, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of all dilutive stock options.

      The reconciliations of basic to diluted weighted average shares are as follows:

	THIRTEEN WEEKS ENDED

	SEPTEMBER 1,	AUGUST 26,
	2001	2000

Weighted average shares used in basic computation	17,658,108	13,749,700
Dilutive stock options	983,232	959,346

Weighted average shares used for dilutive computation	18,641,340	14,709,046

For the thirteen week periods ended September 1, 2001 and August 26, 2000, 20,000 and 107,000 shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

4.	Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

5.	In Q4 Fiscal 1998, we provided $8,212,000 for restructuring related to the closure of our Vista, California manufacturing facility (the “Vista Facility”) and the restructuring of our European operations. The estimated provision includes approximately $2,949,000 for two terminated international agreements and related costs, $2,184,000 for estimated loss on sale of plant equipment, $1,433,000 in terminated raw material contracts, $893,000 for involuntary termination benefits for approximately 300 employees, and $753,000 for costs to close the Vista Facility and prepare the site for a new tenant.

During Q1 Fiscal 2002, we did not incur any cash expenditures related to the termination of two of our international distributors in Europe or the closure of the Vista Facility. We expect to make the remaining cash expenditures in January 2002 and January 2003.

6.	Our operations are classified into three distinct sales channels: retail, wholesale and international. We evaluate performance based on channel revenues and consolidated operating income. Discrete financial information for each sales channel is not yet available so we do not classify our sales channels as reportable segments. Revenues for each sales channel are summarized as follows:

	THIRTEEN WEEKS ENDED

	SEPTEMBER 1,	AUGUST 26,
	2001	2000

Retail	$33,601,000	$25,991,000
Wholesale	53,172,000	46,737,000
International	31,287,000	27,852,000

	$118,060,000	$100,580,000

     We do not have any individual customers representing more than 10% of sales.

7.	Effective June 1, 2001, we adopted Statements of Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” which require that we prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the periods indicated.

	QUARTER ENDED	YEAR ENDED MAY 31,

	AUGUST 26, 2000	2001	2000	1999

Net earnings	$7,071,000	$14,990,000	$12,087,000	$8,725,000
Add back: goodwill amortization	335,000	1,514,000	1,310,000	1,207,000

Pro forma net earnings	$7,406,000	$16,504,000	$13,397,000	$9,932,000

Per share information:
Basic:
Net earnings	$0.51	$1.06	$0.89	$0.66
Goodwill amortization	0.03	0.11	0.09	0.09

Pro forma net earnings	$0.54	$1.17	$0.98	$0.75

Diluted:
Net earnings	$0.48	$0.99	$0.84	$0.64
Goodwill amortization	0.02	0.10	0.09	0.09

Pro forma net earnings	$0.50	$1.09	$0.93	$0.73

8.	Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill. Amortized intangible assets balance as of September 1, 2001:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT

Trademarks and patents	$2,598,465	$418,842	$2,179,623

The weighted average amortization period for the intangible assets is approximately 16 years. The estimated amortization expense for these trademarks and patents for each of the five succeeding fiscal years is estimated to be $170,000 per year.

Changes in the carrying amount of goodwill for the period ended September 1, 2001 are summarized as follows:

Balance as of May 31, 2001	$23,018,188
Goodwill acquired	—
Impairment losses	—

Balance as of September 1, 2001	$23,018,188

9.	Effective June 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” which requires us to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Derivatives that are hedges, depending on the nature of the hedge, are adjusted to fair value and reported in other comprehensive income until the hedge is recognized in earnings.

Management believes it is prudent to limit the variability caused by foreign currency risk. We are exposed to foreign currency risk through our wholly-owned subsidiary, Vans Far East Limited (“VFEL”), whose functional currency is the euro. The currency risk is created because VFEL’s purchases of inventory are in U.S. dollars and its revenue is in euros. To hedge this risk, VFEL enters into cash flow hedges based on forecasted purchases, therefore fixing the cost of the product in euros and the associated gross margins. As of September 1, 2001, we hedged our forecasted purchases through November 2001. The following tables show the net effect of the transactions:

		OTHER	OTHER
	DERIVATIVE	(INCOME)	COMPREHENSIVE
	ASSET (LIABILITY)	EXPENSE	(INCOME) EXPENSE

Changes in fair value of derivatives designated as cash flow hedges	$(231,171)	$—	$231,171
Ineffective portion of hedge	16,709	(16,709)	—
Changes in fair value of derivatives de-designated as cash flow hedges	(401,568)	337,634	63,934

Balance as of September 1, 2001	$(616,030)	$320,925	$295,105

Gains or losses recorded in other comprehensive income will be reclassified to cost of goods sold when the product is sold and the revenue recognized. A portion of the hedge is de-designated when the forecasted purchase occurs and the U.S. dollars payable is recognized. All of the existing gains or losses included in other comprehensive income are expected to be reclassified into earnings within the next 12 months.

Additionally, we hold derivative foreign currency forward contracts denominated in the Argentinean peso. Such contracts do not meet the cash flow hedge criteria of FAS No. 133. Accordingly, the change in the fair value of these derivative instruments of $96,000 during the thirteen week period ended September 1, 2001 has been recorded as an increase in other income, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion contains forward-looking statements about our revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like “believe,” “anticipate,” “expect,” “estimate,” “project,” or words similar to those. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under the caption “Risk Factors” on page 14 of our Annual Report on Form 10-K for the year ended May 31, 2001.

OVERVIEW

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for Core Sports™. Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating Core Sports entertainment events and venues, such as the VANS Triple Crown™ Series, VANS skateparks and the VANS High Cascade Snowboard Camp, sponsoring over 600 professional and amateur athletes and the VANS Warped Tour®, as well as advertising in targeted print and television media. As a result of the successful implementation of our brand-building and marketing strategy, along with the development of our new management team, we have achieved substantial growth over the past six fiscal years.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

	QUARTER ENDED

	SEPTEMBER 1,	AUGUST 26,
	2001	2000

Net sales	100.0%	100.0%
Cost of sales	53.1	56.1

Gross profit	46.9	43.9
Operating expenses:
Selling and distribution	19.7	19.3
Marketing, advertising and promotion	9.6	8.0
General and administrative	3.6	3.7
Provision for doubtful accounts	0.1	0.2
Amortization of intangibles	0.0	0.3

Total operating expenses	33.0	31.5

Earnings from operations	13.9	12.4
Interest income	0.4	0.0
Interest and debt expense	(0.3)	(0.7)
Other income, net	0.1	0.3

Earnings before income taxes, minority interest in income of consolidated subsidiaries and cumulative effect of accounting change	14.1	12.0
Income tax expense	4.3	4.1
Minority share of income	0.2	0.5

Net earnings before cumulative effect of accounting change	9.6%	7.4%

QUARTERLY PERIOD ENDED SEPTEMBER 1, 2001 (“Q1 FISCAL 2002”), AS COMPARED TO QUARTERLY PERIOD ENDED AUGUST 26, 2000 (“Q1 FISCAL 2001”)

Net Sales

     Net sales for Q1 Fiscal 2002 increased 17.4% to $118,060,000 from $100,580,000 for Q1 Fiscal 2001. The sales increase was driven by increased sales through all three of our sales channels, as discussed below.

     Total U.S. sales, including sales through our U.S. retail stores, increased 19.3% to $86,773,000 for Q1 Fiscal 2002 from $72,728,000 for Q1 Fiscal 2001. Total international sales, including sales through our seven European stores, increased 12.3% to $31,287,000 for Q1 Fiscal 2002, versus $27,852,000 for Q1 Fiscal 2001.

     The increase in total U.S. sales resulted from (i) a 13.8% increase in domestic wholesale sales, and (ii) a 29.3% increase in sales through our U.S. retail stores. The increase in wholesale sales was primarily due to increased penetration of existing accounts. The increase in U.S. retail store sales was driven by sales from (i) a net nine new stores versus a year ago, including three skateparks, and the remodel and re-location of certain stores, and (ii) a 4.7% increase in comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) which was partially attributable to increases in sales of hardgoods and women’s shoes. The increase in international sales through VFEL was primarily due to increased sales in Japan, Brazil and the United Kingdom and an increase in royalties from our distributor and licensee for Japan, International Trading Corporation (“ITC”), year-over-year.

Gross Profit

     Gross profit increased 25.4% to $55,339,000 in Q1 Fiscal 2002 from $44,145,000 in Q1 Fiscal 2001. As a percentage of net sales, gross profit increased to 46.9% for Q1 Fiscal 2002, versus 43.9% for Q1 Fiscal 2001, primarily due to increased full-price retail store and skatepark revenue (as a percentage of sales), an increase in royalties, improved average selling price and improved inventory management.

Earnings from Operations

     Our earnings from operations increased 31.5% to $16,379,000 in Q1 Fiscal 2002, versus $12,453,000 in Q1 Fiscal 2001. As a percentage of sales, earnings from operations increased to 13.9% for Q1 Fiscal 2002 versus 12.4% last year. Operating expenses in

Q1 Fiscal 2002 increased 22.9% to $38,959,000 from $31,692,000 in Q1 Fiscal 2001, due to the increases in selling and distribution, marketing, advertising and promotion, and general and administrative expenses discussed below. As a percentage of sales, operating expenses increased to 33.0% versus 31.5% last year.

     Selling and distribution. Selling and distribution expenses increased 19.9% to $23,227,000 in Q1 Fiscal 2002 from $19,371,000 in Q1 Fiscal 2001, primarily due to: (i) increased personnel costs, rent expense and other operating costs associated with the expansion of our retail division by the net addition of nine new stores, including three skateparks; and (ii) increased salaries, sales commissions and distribution costs to support the increase in sales discussed above.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 40.6% to $11,271,000 in Q1 Fiscal 2002 from $8,016,000 in Q1 Fiscal 2001. The increase in marketing, advertising and promotion expenses was primarily due to: (i) increased advertising expenditures related to the back-to-school selling season; (ii) new product-specific advertising; and (iii) increased costs associated with the VANS Triple Crown™ Series. These increases were partially offset by increased third party sponsorship of our major entertainment events and venues.

     General and administrative. General and administrative expenses increased 15.3% to $4,269,000 in Q1 Fiscal 2002 from $3,702,000 in Q1 Fiscal 2001, primarily due to: (i) increased professional fees for international tax consulting; (ii) increased labor and other employee-related expenses to support our sales growth; and (iii) increased legal expenses related to our ongoing worldwide efforts to protect and preserve its intellectual property rights and to defend certain patent litigation with The Burton Corporation.

     Provision for doubtful accounts. The amount that was added to the allowance for doubtful accounts decreased to $151,000 in Q1 Fiscal 2002 from $232,000 in Q1 Fiscal 2001, primarily due to better-than-expected collection of past due accounts.

     Amortization of intangibles. Effective June 1, 2001, we adopted Statements of the Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” which require that we prospectively cease the amortization of goodwill and instead conduct periodic tests of goodwill for impairment. As a result, our amortization of intangibles decreased to $41,000 for Q1 Fiscal 2002 from $371,000 in Q1 Fiscal 2001. See footnote seven to “Notes to Condensed Consolidated Financial Statements” for further discussion.

Interest Income

     Interest income increased to $518,000 in Q1 Fiscal 2002, versus $24,000 in Q1 Fiscal 2001 due to higher cash balances resulting from the cash generated from our May 2001 public offering. See “— Liquidity and Capital Resources.”

Interest and Debt Expense

     Interest and debt expense decreased to $382,000 for Q1 Fiscal 2002 from $751,000 in Q1 Fiscal 2001, primarily due to decreased borrowings under our credit facility and improved interest rates on such borrowings. See "— Liquidity and Capital Resources, Borrowings.”

Other Income

     Other income primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses and rental income. Other income decreased to $103,000 for Q1 Fiscal 2002 from $355,000 for Q1 Fiscal 2001, primarily due to (i) a net exchange rate loss of $133,000, primarily related to the Brazilian currency; (ii) a decrease in non-footwear related royalties; (iii) the loss of rental income due to the sale of our former facility located in Orange, California in May 2001; and (iv) timing of the recognition of income from the VANS Warped Tour®. Exchange rate gains caused by the strengthening of the euro of approximately $338,000 were offset by changes in the fair value of derivatives purchased to hedge these transactions. See footnote nine to “Notes to Condensed Consolidated Financial Statements.”

Income Tax Expense

     Income tax expense increased to $4,985,000 in Q1 Fiscal 2002 from $4,108,000 in Q1 Fiscal 2001 as a result of the increase in earnings discussed above, partially offset by the reduction in our estimated effective annual tax rate to 30% in Q1 Fiscal 2002 from 34.0% for the same period last year. The decrease in our estimated effective annual tax rate was due to the tax benefit derived from the operation of VFEL. The estimated effective annual tax rate is subject to on-going evaluation.

Minority Share of Income

     Minority share of income decreased to $289,000 in Q1 Fiscal 2002 from $461,000 for Q1 Fiscal 2001, primarily due to the acquisition of the remaining 20% of our distributor in the United Kingdom which occurred in October 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     We have historically financed our operations with a combination of cash flows from operations, borrowings under a credit facility and the sale of equity securities. In May 2001, we completed an underwritten public offering of our common stock. In connection with the offering, 2,800,000 shares of our common stock were sold for net proceeds of $60.1 million. In June 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. Most of the proceeds of such offering are being used to open retail stores and skateparks and for general corporate purposes, including the repurchase of our common stock pursuant to the share repurchase program we adopted on September 21, 2001. Certain of the proceeds were used to repay debt.

     We experienced an outflow of cash from operating activities of $15,127,000 for Q1 Fiscal 2002, compared to an outflow of $17,248,000 for the same period a year ago. Cash used in operations during Q1 Fiscal 2002 primarily resulted from an increase in net accounts receivable to $58,722,000 at September 1, 2001, from $38,133,000 at May 31, 2001, an increase in net inventory to $58,745,000 at September 1, 2001, from $52,828,000 at May 31, 2001, a decrease in accounts payable and a decrease in accrued payroll and related expenses. These cash outflows were partially offset by earnings and the add-back for depreciation and amortization. Cash outflows from operations in Q1 Fiscal 2001 primarily resulted from increases in accounts receivable and inventory and a decrease in accrued payroll and related expenses, partially offset by our earnings, the increase in income taxes payable, the decrease in prepaid expenses and the add-back for depreciation and amortization.

     We had a net cash outflow from investing activities of $5,536,000 in Q1 Fiscal 2002, compared to a net cash outflow of $4,494,000 in the same period a year ago. The cash outflows in Q1 Fiscal 2002 were primarily due to capital expenditures related to new retail store openings and skateparks. Cash used in investing activities for Q1 Fiscal 2001 also was primarily related to new retail store openings and skateparks.

     We had a net cash inflow from financing activities of $8,519,000 for Q1 Fiscal 2002, compared to a net cash inflow of $15,822,000 for the same period a year ago, primarily due to the completion of the sale of our common stock in the public offering to cover over-allotments, partially offset by the pay-down of the short-term borrowings under our credit facility. See “— Borrowings” below. Cash provided by financing activities in Q1 Fiscal 2001 was primarily related to long-term and short-term borrowings under our credit facility.

     Accounts receivable, net of allowance for doubtful accounts, increased from $38,133,000 at May 31, 2001, to $58,722,000 at September 1, 2001, primarily due to an increase in our European and domestic accounts receivable resulting from the increase in sales discussed above. Inventories increased to $58,745,000 at September 1, 2001, from $52,828,000 at May 31, 2001, primarily due to increased sales, an increased number of finished goods held at our distribution center in Santa Fe Springs, California to support increased domestic sales and orders, and an increased inventory held for sale at our retail stores to support the net addition of nine new stores, including three skateparks.

BORROWINGS

     We maintain a $100.0 million unsecured credit facility pursuant to a credit agreement with several lenders. This credit facility permits us to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases.

     Of the $100.0 million amount of the credit facility, $85.0 million is in the form of an unsecured revolving line of credit, and $15.0 million is in the form of an unsecured term loan. The revolving line of credit expires on April 30, 2004. We have the option to pay interest on revolving line of credit advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. The LIBOR rate margin and the base rate margin are based on our ratio of “Funded Debt” to “EBITDA,” each as defined in the credit agreement.

     Of the $15.0 million term loan, approximately $5.0 million was disbursed at the closing of the credit facility to replace a portion of our former credit facility used for our 1998 stock repurchase program, which was completed in the fiscal year ended May 31, 1999, approximately $3.0 million was disbursed in the second quarter of the fiscal year ended May 31, 2000 for capital expenditures, and the remaining portion was disbursed in the first quarter of the fiscal year ending May 31, 2001 for capital expenditures. The term loan was paid off in full in May 2001 with a portion of the net proceeds of our public offering.

     Under the credit agreement, we must maintain certain financial covenants and are prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the lenders. At September 1, 2001, we had no borrowings under the credit facility and were in compliance with all financial and other covenants under the credit agreement.

     Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At September 1, 2001, the aggregate outstanding balance under the note was $3,106,000.

CAPITAL EXPENDITURES

     Our material commitments for capital expenditures are currently primarily related to the opening and remodeling of retail stores and the opening of skateparks. In the balance of fiscal year 2002, we plan to open approximately six to eight full price stores and remodel four to six existing stores. We estimate the aggregate cost of all these new stores and remodels to be $3.0 to $4.0 million.

     We also intend to open three additional skateparks in the balance of fiscal 2002 and estimate the aggregate cost of our portion of these projects to be approximately $5.0 to $6.0 million since the landlords for the skateparks have agreed to pay a significant portion of the capital costs associated with the construction of the parks.

CAPITAL RESOURCES

     Our cash position, including $35.0 million invested in a money market mutual fund, was $48,048,000 at September 1, 2001, compared to $59,748,000 at May 31, 2001. We believe our capital resources, including the availability under our credit facility and cash flow from operations, will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.*

*	Note: This is a forward-looking statement. Our actual cash requirements could differ materially. Important factors that could cause our need for additional capital to change include: (i) our rate of growth; (ii) the number of new skateparks we decide to open which must be financed in whole, or in part, by us; (iii) our product mix between footwear and snowboard boots; (iv) our ability to effectively manage our inventory levels; (v) timing differences in payment for our foreign-sourced product; (vi) the increased utilization of letters of credit for purchases of foreign-sourced product; (vii) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China; and (viii) slowing in the U.S. and global economies which could materially impact our business.

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended September 1, 2001 and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED				QUARTER ENDED

	NOVEMBER 27,	FEBRUARY 26,	MAY 31,	AUGUST 26,	NOVEMBER 25,	FEBRUARY 24,	MAY 31,	SEPTEMBER 1,
	1999	2000	2000	2000	2000	2001	2001	2001

STATEMENT OF OPERATIONS DATA:
Net sales	$58,768	$68,812	$66,833	$100,580	$74,520	$80,865	$85,231	$118,060
Gross profit	26,168	28,632	28,550	44,145	32,452	34,299	37,519	55,338
Earnings from operations	5,086	3,405	3,690	12,453	5,656	3,816	4,640	16,379
Net earnings	2,666	1,712	1,774	7,071	3,204	2,015	2,699	11,343
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	45	42	43	44	44	42	44	47
Earnings from operations	9	5	6	13	8	5	6	14
Net earnings	5	2	3	7	4	2	3	10
Comparable store sales increase	15.3%	5.7%	7.5%	8.6%	16.8%	16.3%	9.2%	4.7%

     Our business is seasonal, with the largest percentage of net income and U.S. sales realized in the first fiscal quarter (June through August), the “back to school” selling months. In addition, because snowboarding is a winter sport, sales of our snowboard boots and the Switch Autolock binding system have historically been strongest in the first and second fiscal quarters (June through November).

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

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the euro, and adopted the euro as their common legal currency on that date. Existing currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, parties may pay for goods and services using either the euro or the existing currency, but retailers are not required to accept the euro as payment. Since we primarily do business in U.S. dollars, it is currently not anticipated that the euro conversion will have a material adverse impact on our business or financial condition. We are aware that the information systems for our stores in Spain are not currently able to recognize the euro conversion, however, we believe that an upgrade to our systems will be in place by January 1, 2002, which will enable our Spain stores to recognize the euro. We have confirmed that the information systems utilized by our European sales agents recognize the euro conversion, and all of our European distributors have represented to us that their systems do the same.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The revolving line of credit and the term loan bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on our rate of “Funded Debt” to “EBITDA,” each as defined in the Credit Agreement. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As of September 1, 2001, we had no amounts outstanding under the Credit Agreement. However, for each $1.0 million outstanding annually under the Agreement, a hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $10,000 in annual pre-tax earnings. We do not use derivative or other financial instruments to hedge interest rate risks.

     Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements on foreign currency exchange rates. Although we have most of our products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposure for us involves Europe and Latin America. In particular, recent fluctuations in the value of the euro and the British pound have negatively impacted our European business. Additionally, recent weaknesses in Latin American economies, particularly Argentina, could negatively effect our Latin American business.

     In order to protect against the volatility associated with earnings currency translations, we may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to 12 months. As of September 1, 2001, we had $17.0 million outstanding in foreign exchange forward contracts, which were entered into to hedge specific transactions denominated in currencies other than the U.S. dollar.

PART II

OTHER INFORMATION

ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE

     Executive Officer Resignation. Charles A. Ponthier resigned as the Company’s Vice President — National Sales, effective as of August 13, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment Agreement, dated September 24, 2001, by and between the Registrant and Joyce A. Murdock
10.2	Employment Agreement, dated August 20, 2001, by and between the Registrant and Scott J. Blechman

(b)	Reports on Form 8-K. The Company filed one report on Form 8-K during the quarterly period ended September 1, 2001. The report was dated July 27, 2001, and contained certain Regulation FD disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC. (Registrant)

Date: October 16, 2001	By:	/s/ Gary H. Schoenfeld

GARY H. SCHOENFELD President and Chief Executive Officer

Date: October 16, 2001	By:	/s/ Andrew J. Greenebaum

ANDREW J. GREENEBAUM Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)