Form 10-Q
period 2001-12-01
VANS INC
filed 2002-01-15
CIK 877273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 1, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-19402

VANS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0272893 (I.R.S. Employer Identification No.)

15700 Shoemaker Avenue
Santa Fe Springs, California 90670-5515
(Address of Principal Executive Offices) (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]    NO  [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,799,743 shares of Common Stock, $.001 par value, as of January 15, 2002.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 1, 2001 (UNAUDITED) AND MAY 31, 2001

	TWENTY-SIX WEEKS ENDED

	DECEMBER 1,	MAY 31,
	2001	2001

ASSETS

Current assets:
Cash and cash equivalents	$53,764,344	$59,747,584
Accounts receivable, net of allowance for doubtful accounts of $1,905,181 and $2,078,600 at December 1, 2001, and May 31, 2001, respectively	39,518,668	38,133,438
Inventories	55,278,083	52,827,863
Deferred tax assets	3,483,907	3,681,825
Prepaid expenses	13,584,210	14,564,517

Total current assets	165,629,212	168,955,227
Property, plant and equipment, net	42,642,782	34,048,020
Trademarks and patents, net of accumulated amortization of $467,462 and $377,549 at December 1, 2001 and May 31, 2001, respectively	3,388,536	2,139,437
Goodwill	23,018,188	23,018,188
Other assets	9,026,865	8,798,793

Total Assets	$243,705,583	$236,959,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,306,925	$7,876,515
Accounts payable	8,372,357	13,130,377
Accrued payroll and related expenses	4,970,411	8,450,569
Accrued interest	304,575	257,176
Restructuring costs	124,014	124,014
Income taxes payable	9,066,237	7,305,817

Total current liabilities	24,144,519	37,144,468
Deferred tax liabilities	4,113,207	4,113,207
Long-term debt	2,852,768	2,347,972

Total Liabilities	31,110,494	43,605,647

Minority interest	3,006,637	2,876,157
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 1,500,000 shares designated as Series A Participating Preferred Stock, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 17,689,716 and 17,256,149 shares issued and outstanding at December 1, 2001, and May 31, 2001, respectively	17,687	17,256
Accumulated other comprehensive loss	(2,469,545)	(540,883)
Additional paid-in capital	180,417,573	171,234,630
Retained earnings	31,622,737	19,766,858

Total Stockholders’ Equity	209,588,452	190,477,861

Total Liabilities and Stockholders’ Equity	$243,705,583	$236,959,665

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THIRTEEN WEEKS ENDED DECEMBER 1, 2001 AND NOVEMBER 25, 2000
(unaudited)

	THIRTEEN WEEKS ENDED

	DECEMBER 1,	NOVEMBER 25,
	2001	2000

Net sales	$68,333,243	$74,519,585
Cost of sales	35,072,918	42,067,327

Gross profit	33,260,325	32,452,258
Operating expenses:
Selling and distribution	21,861,370	19,205,979
Marketing, advertising and promotion	7,084,703	4,464,800
General and administrative	2,865,325	2,625,172
Provision for doubtful accounts	73,604	92,694
Amortization of intangibles	48,620	407,711

Total operating expenses	31,933,622	26,796,356

Earnings from operations	1,326,703	5,655,902
Interest income	(630,402)	(63,698)
Interest and debt expense	55,868	691,885
Other (income) expense, net	194,236	(323,759)

Earnings before income taxes and minority interest in income of consolidated subsidiaries	1,707,001	5,351,474
Income tax expense	512,101	1,819,501
Minority share of income	682,060	327,623

Net income	$512,840	$3,204,350

Earnings per share information:
Basic:
Weighted average shares	17,690,962	14,029,305
Net earnings per share	$0.03	$0.23

Diluted:
Weighted average shares	18,257,849	14,954,786
Net earnings per share	$0.03	$0.21

See accompanying notes to condensed consolidated financial statements

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
TWENTY-SIX WEEKS ENDED DECEMBER 1, 2001 AND NOVEMBER 25, 2000
(unaudited)

	TWENTY-SIX WEEKS ENDED

	DECEMBER 1,	NOVEMBER 25,
	2001	2000

Net sales	$186,393,259	$175,099,271
Cost of sales	97,794,285	98,501,740

Gross profit	88,598,974	76,597,531
Operating expenses:
Selling and distribution	45,088,797	38,372,858
Marketing, advertising and promotion	18,355,286	12,480,587
General and administrative	7,134,000	6,326,694
Provision for doubtful accounts	224,912	529,070
Amortization of intangibles	89,912	779,173

Total operating expenses	70,892,907	58,488,382

Earnings from operations	17,706,067	18,109,149
Interest income	(1,148,122)	(87,757)
Interest and debt expense	438,354	1,443,154
Other (income) expense, net	91,375	(679,204)

Earnings before income taxes, minority interest in income of consolidated subsidiaries and cumulative effect of accounting change	18,324,460	17,432,956
Income tax expense	5,497,338	5,927,204
Minority share of income	971,243	788,859

Income before cumulative effect of accounting change	11,855,879	10,716,893
Cumulative effect of accounting change	—	441,406

Net income	$11,855,879	$10,275,487

Earnings per share information:
Basic:
Weighted average shares	17,674,535	13,889,503
Income before cumulative effect of accounting change	0.67	0.77
Cumulative effect of accounting change	—	(0.03)

Net earnings per share	$0.67	$0.74

Diluted:
Weighted average shares	18,449,595	14,831,916
Income before cumulative effect of accounting change	0.64	0.72
Cumulative effect of accounting change	—	(0.03)

Net earnings per share	$0.64	$0.69

See accompanying notes to condensed consolidated financial statements

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TWENTY-SIX WEEKS ENDED DECEMBER 1, 2001 AND NOVEMBER 25, 2000
(unaudited)

	TWENTY-SIX WEEKS ENDED

	DECEMBER 1,	NOVEMBER 25,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,855,879	$10,275,487
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,784,314	3,751,263
Net loss on sale of equipment	54,298	46,233
Net gain on sale of investment	(40,276)	(615,165)
Minority share of income	971,243	788,859
Provision for losses on accounts receivable and sales returns	224,912	529,070
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,964,204)	(2,609,550)
Inventories	(3,461,828)	(11,825,667)
Deferred income taxes	197,918	116,177
Prepaid expenses	980,307	3,930,924
Other assets	(1,707,070)	(429,650)
Accounts payable	(4,690,689)	(5,776,794)
Accrued payroll and related expenses	(3,432,758)	(751,960)
Income taxes payable	1,760,420	2,012,660

Net cash provided by (used in) operating activities	3,532,466	(558,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,314,870)	(8,138,564)
Proceeds from sale of (investments in) other companies	—	(618,935)
Proceeds from sale of property, plant and equipment	3,970	8,800
Proceeds from sale of investment	109,091	300,000

Net cash used in investing activities	(12,201,809)	(8,448,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on short term borrowings, net	(6,530,980)	3,286,522
Payments on capital lease obligations	—	(15,005)
Proceeds from long term debt	504,796	2,202,176
Consolidated subsidiary dividends paid to minority shareholders	(840,762)	(408,744)
Proceeds from issuance of common stock	9,784,116	1,114,908
Payment for repurchase of common stock	(600,744)	—

Net cash provided by financing activities	2,316,426	6,179,857
Effect of exchange rate changes on cash and cash equivalents	369,677	(769,740)

Net decrease in cash and cash equivalents	(5,983,240)	(3,596,695)
Cash and cash equivalents, beginning of period	59,747,584	15,516,337

Cash and cash equivalents, end of period	$53,764,344	$11,919,642

SUPPLEMENTAL CASH FLOW INFORMATION — AMOUNTS PAID FOR:
Interest	$60,962	$1,401,921
Income taxes	$3,882,470	$3,730,172
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in investment in consolidated subsidiary:
Fair value of net assets acquired	$—	$477,638
Stock issued	$—	$2,569,320
Stock received from sale of investment	$—	$650,562

See accompanying notes to condensed consolidated financial statements

VANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated financial statements included herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year.

The condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the thirteen weeks and twenty-six weeks ended November 25, 2000 have been restated to reflect the cumulative effect of a change in accounting method for recognizing revenue on certain transactions, which was effective June 1, 2000. Additionally, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.	As of December 1, 2001 and May 31, 2001, inventories are substantially comprised of finished goods.

3.	Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. During the thirteen week periods ended December 1, 2001 and November 25, 2000, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of all dilutive stock options.

The reconciliations of basic to diluted weighted average shares are as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	DECEMBER 1,	NOVEMBER 25,	DECEMBER 1,	NOVEMBER 25,
	2001	2000	2001	2000

Weighted average shares used in basic computation	17,690,962	14,029,305	17,674,535	13,889,503
Dilutive stock options	566,887	925,481	775,060	942,413

Weighted average shares used for dilutive computation	18,257,849	14,954,786	18,449,595	14,831,916

For the thirteen week and twenty-six week periods ended December 1, 2001 and November 25, 2000, respectively, 689,000 and 45,000 shares and 354,500 and 76,000 shares, relating to the possible exercise of outstanding stock options, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

During the first six months of Fiscal 2002, we did not incur any cash expenditures related to the termination of two of our international distributors in Europe or the closure of the Vista Facility. We expect to make the remaining cash expenditures in January 2002 and January 2003.

6.	Our operations are classified into three distinct sales channels: retail, wholesale and international. We evaluate performance based on channel revenues and consolidated operating income. Discrete financial information for each sales channel is not yet available so we do not classify our sales channels as reportable segments. Revenues for each sales channel are summarized as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	DECEMBER 1,	NOVEMBER 25,	DECEMBER 1,	NOVEMBER 25,
	2001	2000	2001	2000

Retail	$23,135,000	$24,690,000	$56,736,000	$50,682,000
Wholesale	26,075,000	28,708,000	79,247,000	75,444,000
International	19,123,000	21,122,000	50,410,000	48,973,000

	$68,333,000	$74,520,000	$186,393,000	$175,099,000

We do not have any individual customers representing more than 10% of sales.

7.	Effective June 1, 2001, we adopted Statements of Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” which require that we prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the periods indicated.

	THIRTEEN WEEKS	TWENTY-SIX	YEAR ENDED MAY 31,
	ENDED	WEEKS ENDED
	November 25, 2000	November 25, 2000	2001	2000	1999

Net earnings	$3,204,000	$10,275,000	$14,990,000	$12,087,000	$8,725,000
Add back: goodwill amortization	371,000	706,000	1,514,000	1,310,000	1,207,000

Pro forma net earnings	$3,575,000	$10,981,000	$16,504,000	$13,397,000	$9,932,000

Per share information:
Basic:
Net earnings	$0.23	$0.74	$1.06	$0.89	$0.66
Goodwill amortization	0.02	0.05	0.11	0.09	0.09

Pro forma net earnings	$0.25	$0.79	$1.17	$0.98	$0.75

Diluted:
Net earnings	$0.21	$0.69	$0.99	$0.84	$0.64
Goodwill amortization	0.03	0.05	0.10	0.09	0.09

Pro forma net earnings	$0.24	$0.74	$1.09	$0.93	$0.73

8.	Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill. The amortized intangible assets balance as of December 1, 2001 was:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT

Trademarks and patents	$3,855,998	$467,462	$3,388,536

The weighted average amortization period for the intangible assets is approximately 16 years. The estimated amortization expense for these trademarks and patents for each of the five succeeding fiscal years is estimated to be $240,000 per year.

Changes in the carrying amount of goodwill for the period ended December 1, 2001 are summarized as follows:

Balance as of May 31, 2001	$23,018,188
Goodwill acquired	—
Impairment losses	—

Balance as of December 1, 2001	$23,018,188

9.	Effective June 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” which requires us to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Derivatives that are hedges, depending on the nature of the hedge, are adjusted to fair value with the effective portion of the adjustment reported in other comprehensive income until the hedge is recognized in earnings. All ineffective changes in the derivatives’ fair value are recognized currently in earnings. Such ineffectiveness, recognized as an increase to other income, net, totaled $2,000 and $19,000 during the thirteen and twenty-six weeks ended December 1, 2001, respectively.

Management believes it is prudent to limit the variability caused by foreign currency risk. We are exposed to foreign currency risk primarily through our wholly-owned subsidiaries, Vans Far East Limited (“VFEL”), whose functional currency is the euro and Vans Inc. Limited (“VIL”) whose functional currency is British sterling. The currency risk is created because our subsidiaries’ purchases of inventory are priced and settled in U.S. dollars. To hedge this risk, our subsidiaries enter into cash flow hedges of forecasted inventory purchases, therefore fixing the cost of the product and the associated gross margins in their functional currency. As of December 1, 2001, we hedged our forecasted purchases through February 2002.

Gains or losses recorded in other comprehensive income are reclassified to cost of goods sold when the product is sold and the revenue recognized. A portion of the hedge is de-designated when the forecasted purchase occurs and the U.S. dollar payable is recognized. All of the existing gains or losses included in other comprehensive income are expected to be reclassified into earnings within the next 12 months.

Additionally, we hold derivative foreign currency forward contracts denominated in the Argentinean peso. Such contracts do not meet the cash flow hedge criteria of FAS No. 133. Accordingly, the net change in the fair value of these derivative instruments of $183,000 during the twenty-six week period ended December 1, 2001 has been recorded as an increase in other income, net.

10.	Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income is comprised of: (i) unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS 115; (ii) unrealized gains and losses on derivative instruments qualifying as cash flow hedges; and (iii) foreign currency translation adjustments. The components of total comprehensive income (loss) for the thirteen and twenty-six weeks ended December 1,2001 and November 25, 2000 were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	DECEMBER 1,	NOVEMBER 25,	DECEMBER 1,	NOVEMBER 25,
	2001	2000	2001	2000

Net income	$512,840	$3,204,350	$11,855,879	$10,275,487
Other comprehensive income (expense):
Unrealized loss on securities, net of tax	—	(491,014)	—	(405,209)
Derivatives qualifying as hedges, net of tax:
Net derivative gain	229,150	—	22,577	—
Reclassifications to income	44,754	—	44,754	—

	273,904	—	67,331	—
Foreign currency translation adjustments	(1,954,157)	113,757	(1,995,993)	107,519

Total comprehensive income (loss)	$(1,167,413)	$2,827,093	$9,927,217	$9,977,797

In connection with our implementation of new euro-based systems in Europe, we recalculated the cumulative foreign currency translation adjustment and recorded a charge to other comprehensive income in the current quarter in the amount of $1,694,000 relating to prior periods dating back to fiscal 1999.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion contains forward-looking statements about our revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like “believe,” “anticipate,” “expect,” “estimate,” “project,” or words similar to those. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under the caption “Risk Factors” on page 14 of our Annual Report on Form 10-K for the year ended May 31, 2001, and in our press release dated December 19, 2001.

OVERVIEW

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for Core Sports™. Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating Core Sports entertainment events and venues, such as the VANS Triple Crown™ Series, eleven VANS skateparks and the VANS High Cascade Snowboard Camp, sponsoring over 600 professional and amateur athletes and the VANS Warped Tour®, as well as advertising in targeted print and television media.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	DECEMBER 1,	NOVEMBER 25,	DECEMBER 1,	NOVEMBER 25,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.3	56.5	52.5	56.3

Gross profit	48.7	43.5	47.5	43.7
Operating expenses:
Selling and distribution	32.0	25.8	24.2	21.9
Marketing, advertising and promotion	10.4	6.0	9.8	7.1
General and administrative	4.2	3.5	3.8	3.6
Provision for doubtful accounts	0.1	0.1	0.2	0.3
Amortization of intangibles	0.1	0.5	0.0	0.5

Total operating expenses	46.8	35.9	38.0	33.4

Earnings from operations	1.9	7.6	9.5	10.3
Interest income	(0.9)	(0.1)	(0.5)	(0.1)
Interest and debt expense	0.0	0.9	0.2	0.8
Other (income) expense, net	0.3	(0.4)	0.0	(0.4)

Earnings before income taxes, minority interest and cumulative effect of accounting change	2.5	7.2	9.8	10.0
Income tax expense	0.7	2.5	2.9	3.4
Minority share of income	1.0	0.4	0.5	0.5

Income before cumulative effect of accounting change	0.8%	4.3%	6.4%	6.1%

QUARTERLY PERIOD ENDED DECEMBER 1, 2001 (“Q2 FISCAL 2002”), AS COMPARED TO QUARTERLY PERIOD ENDED NOVEMBER 25, 2000 (“Q2 FISCAL 2001”)

Net Sales

     Net sales for Q2 Fiscal 2002 decreased 8.3% to $68,333,000 from $74,520,000 for Q2 Fiscal 2001. The sales decrease was due to decreased sales in all three sales channels, as discussed below.

     Total U.S. sales, including sales through our U.S. retail stores, decreased 7.8% to $49,210,000 for Q2 Fiscal 2002 from $53,398,000 for Q2 Fiscal 2001. Total international sales, including sales through our seven European stores, decreased 9.5% to $19,123,000 for Q2 Fiscal 2002, versus $21,122,000 for Q2 Fiscal 2001.

     The decrease in total U.S. sales resulted from (i) a 9.2% decrease in domestic wholesale sales, and (ii) a 6.3% decrease in sales through our U.S. retail stores. The decrease in wholesale sales was primarily due to the adverse impact of the events of September 11, 2001 on the U.S. economy coupled with the general economic slowdown in the United States which negatively affected at-once orders from our largest customers. The decrease in U.S. retail store sales was driven by an 8.9% decrease in comparable store sales (excluding revenue from concessions and skate sessions at our skateparks). The decrease in international sales through VFEL was primarily due to decreased sales in Canada, Argentina, France and Japan, partially offset by increased royalties from our distributor and licensee for Japan and increased sales in Mexico and the United Kingdom.

Gross Profit

     Gross profit increased 2.5% to $33,260,000 in Q2 Fiscal 2002 from $32,452,000 in Q2 Fiscal 2001. As a percentage of net sales, gross profit increased to 48.7% for Q2 Fiscal 2002, versus 43.5% for Q2 Fiscal 2001, primarily due to changes in channel mix (i.e. increased full-price retail store and skatepark revenue and increased royalties), improved average selling price and improved inventory management.

Earnings from Operations

     Our earnings from operations decreased 76.5% to $1,327,000 in Q2 Fiscal 2002, versus $5,656,000 in Q2 Fiscal 2001. As a percentage of sales, earnings from operations decreased to 1.9% for Q2 Fiscal 2002 versus 7.6% last year. Operating expenses in Q2 Fiscal 2002 increased 19.2% to $31,934,000 from $26,796,000 in Q2 Fiscal 2001, due to the increases in selling and distribution, marketing, advertising and promotion, and general and administrative expenses discussed below. As a percentage of sales, operating expenses increased to 46.8% versus 35.9% last year.

     Selling and distribution. Selling and distribution expenses increased 13.8% to $21,861,000 in Q2 Fiscal 2002 from $19,206,000 in Q2 Fiscal 2001, primarily due to increased personnel costs, rent expense and other operating costs associated with the expansion of our retail division by the net addition of 16 new stores, including four skateparks. This increase was partially offset by reduced commissions on wholesale sales and lower U.S. distribution costs.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 58.7% to $7,085,000 in Q2 Fiscal 2002 from $4,465,000 in Q2 Fiscal 2001. The increase was primarily due to a planned increase in marketing expenditures, based on budgeted sales, that were committed to six to nine months ago. The planned increase was related to higher costs associated with the Vans Triple CrownTM Series, such as our new television agreement with NBC Sports, and the back-to-school selling season and new product-specific advertising. We did not achieve our sales budget primarily due to the economic slowdown in the United States, and as a result, marketing, advertising and promotion expense as a percentage of sales increased to 10.4% for Q2 Fiscal 2002 from 6.0% in Q2 Fiscal 2001.

     General and administrative. General and administrative expenses increased 9.1% to $2,865,000 in Q2 Fiscal 2002 from $2,625,000 in Q2 Fiscal 2001, primarily due to: (i) increased professional fees for international tax consulting; and (ii) increased labor and other employee-related expenses.

     Provision for doubtful accounts. The amount that was added to the allowance for doubtful accounts decreased to $74,000 in Q2 Fiscal 2002 from $93,000 in Q2 Fiscal 2001, primarily due to better-than-expected collection of past due accounts.

     Amortization of intangibles. Effective June 1, 2001, we adopted Statements of the Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” which require that we prospectively cease the amortization of goodwill and instead conduct periodic tests of goodwill for impairment. As a result, our amortization of intangibles decreased to $49,000 for Q2 Fiscal 2002 from $408,000 in Q2 Fiscal 2001. See note seven to “Notes to Condensed Consolidated Financial Statements.”

Interest Income

     Interest income increased to $630,000 in Q2 Fiscal 2002, versus $64,000 in Q2 Fiscal 2001 due to higher cash balances resulting from the cash generated from our May 2001 public offering. See “— Liquidity and Capital Resources.”

Interest and Debt Expense

     Interest and debt expense decreased to $56,000 for Q2 Fiscal 2002 from $692,000 in Q2 Fiscal 2001, primarily due to decreased borrowings under our credit facility and improved interest rates on such borrowings. See “— Liquidity and Capital Resources, Borrowings.”

Other (Income) Expense

     Other (income) expense primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other (income) expense decreased to $194,000 of expense for Q2 Fiscal 2002 from $324,000 of income for Q2 Fiscal 2001, primarily due to (i) a decrease in the amount of income received from the VANS Warped Tour®; (ii) a decrease in non-footwear related royalties; and (iii) the loss of rental income due to the sale of our former facility located in Orange, California in May 2001. The majority of exchange rate gains and losses from the euro and the British sterling were offset by changes in the fair value of derivatives purchased to hedge these transactions. See note nine to “Notes to Condensed Consolidated Financial Statements.”

     As a result of the January 2002 devaluation of the Argentinean peso, we have incurred a currency loss of approximately $250,000 which will adversely impact Other (Income) Expense in Q3 Fiscal 2002.

Income Tax Expense

     Income tax expense decreased to $512,000 in Q2 Fiscal 2002 from $1,820,000 in Q2 Fiscal 2001 as a result of the decrease in earnings discussed above, and a decrease in our effective tax rate from 34.0% to 30.0% year-over-year. The decrease in our estimated effective annual tax rate was due to the tax benefit derived from the operation of VFEL.

Minority Share of Income

     Minority share of income increased to $682,000 in Q2 Fiscal 2002 from $328,000 for Q2 Fiscal 2001, primarily due to the increased profitability of our joint ventures in Mexico and Van Pac LLC, partially offset by the acquisition of the remaining 20% of our distributor in the United Kingdom which occurred in October 2000.

TWENTY-SIX WEEK PERIOD ENDED DECEMBER 1, 2001 (“FISCAL 2002 SIX MONTHS”), AS COMPARED TO TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 25, 2000 (“FISCAL 2001 SIX MONTHS”)

Net Sales

     Net sales for the Fiscal 2002 Six Months increased 6.5% to $186,393,000 for the Fiscal 2002 Six Months from $175,099,000 for the Fiscal 2001 Six Months. The sales increase was due to a 17.4% increase in net sales for Q1 Fiscal 2002, partially offset by the decrease in net sales for Q2 Fiscal 2002 discussed above in “Results of Operations — Quarterly Period Ended December 1, 2001 as Compared to Quarterly Period Ended November 25, 2000.”

     Total U.S. sales, including sales through our U.S. retail stores, increased 7.8% to $135,983,000 in the Fiscal 2002 Six Months from $126,126,000 in the Fiscal 2001 Six Months. Total international sales, including sales through our seven European stores, increased 2.9% to $50,410,000 in the Fiscal 2002 Six Months from $48,973,000 in the Fiscal 2001 Six Months.

     The increase in total U.S. sales resulted from the increases in domestic wholesale sales and sales through our U.S. retail stores in Q1 Fiscal 2002, partially offset by the decreases in sales in those channels in Q2 Fiscal 2002 as discussed above in “Results of Operations-Quarterly Period Ended December 1, 2001 as Compared to Quarterly Period Ended November 25, 2000.” The increase in international sales through VFEL was due to the increases in sales achieved in Q1 Fiscal 2002, partially offset by the decreases in sales through VFEL in Q2 Fiscal 2002 as discussed above in “Results of Operations — Quarterly Period Ended December 1, 2001 as compared to Quarterly Period Ended November 25, 2000.”

Gross Profit

     Gross profit increased 15.7% to $88,599,000 in the Fiscal 2002 Six Months from $76,598,000 in the Fiscal 2001 Six Months. As a percentage of net sales, gross profit increased to 47.5% for the Fiscal 2002 Six Months, versus 43.7% for the Fiscal 2001 Six Months, primarily due to changes in channel mix (i.e. increased retail and skatepark revenue as a percentage of sales and increased royalties), improved average selling price and improved inventory management.

Earnings from Operations

     Our earnings from operations decreased 2.2% to $17,706,000 in the Fiscal 2002 Six Months from $18,109,000 in the Fiscal 2001 Six Months. As a percentage of sales, earnings from operations decreased to 9.5% in the Fiscal 2002 Six Months from 10.3% in the Fiscal 2001 Six Months. Operating expenses in the Fiscal 2002 Six months increased 21.2% to $70,893,000 from $58,488,000 in the same period a year ago, due to the increases in selling and distribution, marketing, advertising and promotion, and general and administrative expenses discussed below. As a percentage of sales, operating expenses increased to 38.0% for the Fiscal 2002 Six Months, versus 33.4% last year.

     Selling and distribution. Selling and distribution expenses increased 17.5% to $45,089,000 in the Fiscal 2002 Six Months from $38,373,000 in the Fiscal 2001 Six Months, primarily due to increased personnel costs, rent expense and other operating costs associated with the expansion of our retail division by the net addition of 16 new stores, including four skateparks.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 47.1% to $18,355,000 in the Fiscal 2002 Six Months from $12,481,000 in the Fiscal 2001 Six Months, primarily due to a planned increase in marketing expenditures, based on budgeted sales, that were committed to six to nine months ago. The planned increase was related to higher costs associated with the Vans Triple CrownTM Series, such as our new television agreement with NBC Sports, and the back-to-school selling season and new product-specific advertising. We did not achieve our sales budget in Q2 Fiscal 2002, and as a result, marketing, advertising and promotion expense as a percentage of sales increased to 9.8% for the Fiscal 2002 Six Months from 7.1% for the Fiscal 2001 Six Months.

     General and administrative. General and administrative expenses increased 12.8% to $7,134,000 in the Fiscal 2002 Six Months from $6,327,000 in the Fiscal 2001 Six Months, primarily due to: (i) increased professional fees for international tax consulting; (ii) increased labor and other employee-related expenses to support our sales growth; and (iii) increased legal expenses related to our ongoing worldwide efforts to protect and preserve our intellectual property rights.

     Provision for doubtful accounts. The amount that was added to the allowance for doubtful accounts decreased to $225,000 in the Fiscal 2002 Six Months from $529,000 in the Fiscal 2001 Six Months, primarily due to better-than-expected collection of past due accounts.

     Amortization of intangibles. Amortization of intangibles decreased to $90,000 in the Fiscal 2002 Six Months from $779,000 in the Fiscal 2001 Six Months for the same reasons described under the caption “Amortization of Intangibles” in the discussion of Q2 Fiscal 2002 above.

Interest Income

     Interest income increased to $1,148,000 in the Fiscal 2002 Six Months from $88,000 in the Fiscal 2001 Six Months due to the same reasons described under the caption “Interest Income” in the discussion of Q2 Fiscal 2002 above.

Interest and Debt Expense

     Interest and debt expense decreased to $438,000 in the Fiscal 2002 Six Months versus $1,443,000 in the same period a year ago due to the same reasons described under the caption “Interest and Debt Expense” in the discussion of Q2 Fiscal 2002 above.

Other (Income) Expense

     Other (income) expense decreased to $91,000 of expense in the Fiscal 2002 Six Months from $679,000 of income in the same period a year ago due to the same reasons described under the caption “Other (Income) Expense” in the discussion of Q2 Fiscal 2002 above.

Income Tax Expense

     Income tax expense decreased to $5,497,000 in the Fiscal 2002 Six Months versus $5,927,000 in the same period a year ago due to the decrease in our effective tax rate from 34.0% in the Fiscal 2001 Six Months to 30.0% in the Fiscal 2002 Six Months. The decrease in our estimated effective tax rate was due to the tax benefit derived from the operation of VFEL.

Minority Share of Income

     Minority share of income increased to $971,000 in the Fiscal 2002 Six Months from $789,000 in the same period a year ago, due to the same reasons described under the caption “Minority Share of Income” in the discussion of Q2 Fiscal 2002 above.

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

     We experienced an inflow of cash from operating activities of $3,532,000 for the Fiscal 2002 Six Months, compared to an outflow of $558,000 for the same period a year ago. Cash provided by operations during the Fiscal 2002 Six Months primarily resulted from earnings and the add-back for depreciation and amortization, partially offset by a decrease in accounts payable and accrued payroll, an increase in net accounts receivable to $39,519,000 at December 1, 2001, from $38,133,000 at May 31, 2001, and an increase in net inventory to $55,278,000 at December 1, 2001, from $52,828,000 at May 31, 2001. Cash outflows from operations in the Fiscal 2001 Six Months primarily resulted from increases in accounts receivable and inventory and a decrease in accounts payable, partially offset by our earnings, the increase in income taxes payable, the decrease in prepaid expenses and the add-back for depreciation and amortization.

     We had a net cash outflow from investing activities of $12,202,000 in the Fiscal 2002 Six Months, compared to a net cash outflow of $8,449,000 in the same period a year ago. The cash outflows in the Fiscal 2002 Six Months were primarily due to capital expenditures related to new retail store openings and skateparks. Cash used in investing activities for the Fiscal 2001 Six Months also was primarily related to new retail store openings and skateparks.

     We had a net cash inflow from financing activities of $2,316,000 for the Fiscal 2002 Six Months, compared to a net cash inflow of $6,180,000 for the same period a year ago. The increase in the net cash inflow, year-over-year, was primarily due to the completion of the sale of our common stock in the public offering to cover over-allotments, partially offset by the pay-down of short-term borrowings under our credit facility. See “— Borrowings” below. Cash provided by financing activities in the Fiscal 2001 Six Months was primarily related to long-term debt and short-term borrowings under our credit facility.

     Accounts receivable, net of allowance for doubtful accounts, increased from $38,133,000 at May 31, 2001, to $39,519,000 at December 1, 2001, primarily due to an increase in our United Kingdom and Mexico accounts receivable resulting from the increase in sales in those countries and an increase in our domestic accounts receivable resulting from the timing of our Q2 Fiscal 2002 wholesale sales. These increases were partially offset by decreases in accounts receivable in our other international markets. Inventories increased to $55,278,000 at December 1, 2001, from $52,828,000 at May 31, 2001, primarily due to an increased number of finished goods held for sale at our retail stores to support the addition of 14 new stores.

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

     Under the credit agreement, we must maintain certain financial covenants and are prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the lenders. At December 1, 2001, we had no borrowings under the credit facility and were in compliance with all financial and other covenants under the credit agreement.

     Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At December 1, 2001, the aggregate outstanding balance under the note was $2,853,000.

Capital Expenditures

     Our material commitments for capital expenditures are currently primarily related to the opening and remodeling of retail stores and the opening of skateparks. In the balance of fiscal year 2002, we plan to open approximately four to six full price stores and remodel three to four existing stores. We estimate the aggregate cost of all these new stores and remodels to be $2.0 to $3.0 million.

     We also intend to open one additional skatepark in the balance of fiscal 2002 and estimate the aggregate cost of our portion of this project to be approximately $2.0 million since the landlord for the skatepark has agreed to pay a significant portion of the capital costs associated with the construction of the park.

Capital Resources

     Our cash position, including $38.6 million invested in investment grade corporate bonds and asset backed securities and money market mutual funds, was $53,764,000 at December 1, 2001, compared to $59,748,000 at May 31, 2001. We believe our capital resources, including the availability under our credit facility and cash flow from operations, will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.*

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

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended December 1, 2001 and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED				QUARTER ENDED

	FEBRUARY 26,	MAY 31,	AUGUST 26,	NOVEMBER 25,	FEBRUARY 24,	MAY 31,	SEPTEMBER 1,	DECEMBER 1,
	2000	2000	2000	2000	2001	2001	2001	2001

STATEMENT OF OPERATIONS DATA:
Net sales	$68,812	$66,833	$100,580	$74,520	$80,865	$85,231	$118,060	$68,333
Gross profit	28,632	28,550	44,145	32,452	34,299	37,519	55,338	33,260
Earnings from operations	3,405	3,690	12,453	5,656	3,816	4,640	16,379	1,327
Net income	1,712	1,774	7,071	3,204	2,015	2,699	11,343	513
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	42	43	44	44	42	44	47	49
Earnings from operations	5	6	13	8	5	6	14	2
Net income	2	3	7	4	2	3	10	1
Comparable store sales Increase (decrease)	5.7%	7.5%	8.6%	16.8%	16.3%	9.2%	4.7%	(8.9)%

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

     In addition to seasonal fluctuations, our operating results fluctuate quarter-to-quarter as a result of the timing of marketing expenditures and holidays, weather, timing of shipments, product mix, cost of materials and the mix between wholesale and retail channels. Because of such fluctuations, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that our future results will be consistent with past results or the projections of securities analysts.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the euro, and adopted the euro as their common legal currency on that date. The euro conversion became effective for all relevant members of the European Union on January 1, 2002, and all such members are scheduled to begin using the euro exclusively as of February 28, 2002. Our information systems for our subsidiaries and all of our stores located in the relevant member countries of the European Union have been upgraded to recognize the euro.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The revolving line of credit and the term loan bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on our rate of “Funded Debt” to “EBITDA,” each as defined in the credit agreement. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As of December 1, 2001, we had no amounts outstanding under the credit agreement. However, for each $1.0 million outstanding annually under the agreement, a hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $10,000 in annual pre-tax earnings. We do not use derivative or other financial instruments to hedge interest rate risks.

     Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements on foreign currency exchange rates. Although we have most of our products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposure for us involves Europe and Latin America. In particular, recent fluctuations in the value of the euro and the British sterling have negatively impacted our European business. Additionally, recent weaknesses in Latin American economies, particularly Argentina, could negatively effect our Latin American business. See note nine of “Notes to Condensed Consolidated Financial Statements.”

     In order to protect against the volatility associated with earnings currency translations, we may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to 12 months. As of December 1, 2001, we had $13.8 million outstanding in foreign exchange forward contracts, which were entered into to hedge specific transactions denominated in currencies other than the U.S. dollar.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 16, 2001, we settled our patent litigation with The Burton Corporation. Under the terms of the settlement, we agreed to license Burton’s 3D compatible binding patent and certain other patents, acquire rights to a Burton patent relating to certain aspects of our integrated bale technology, and cross-license Burton under our snowboard-related patent portfolio for a period of time. The parties are taking all steps necessary to dismiss the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 30, 2001, the Company held its 2001 Annual Meeting of Stockholders. The following matters were voted on at the meeting: (i) the election of directors; (ii) approval of Amendment No. 2 to the Vans, Inc. 2000 Long-Term Incentive Plan to increase the number of shares under the Plan; (iii) approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of our capital stock; and (iv) the ratification and approval of KPMG LLP as the Company’s independent auditors for Fiscal 2002.

     The results of the voting on these matters (including the names of all persons elected as directors) are set forth below:

		VOTES
PROPOSAL	VOTES FOR	AGAINST/WITHHELD	ABSTENTIONS	BROKER NON-VOTES

Proposal No. 1
Election of Directors
Nominees:
Walter E. Schoenfeld	14,902,478	1,348,873	0	0
Gary H. Schoenfeld	11,058,866	5,192,485 *	0	0
Wilbur J. Fix	16,165,378	86,073	0	0
Gerald Grinstein	16,165,878	85,473	0	0
James R. Sulat	16,165,878	85,473	0	0
Kathleen M. Gardarian	16,165,378	85,973	0	0
Lisa M. Douglas	16,165,278	86,073	0	0
Charles G. Armstrong	16,165,613	85,738	0	0
Leonard R. Wilkens	16,164,968	86,383	0	0

Proposal No. 2 Amendment No. 2 to Vans, Inc. 2000 Long-Term Incentive Plan	13,088,861	3,131,602	30,888	0

Proposal No. 3 Amendment to Restated Certificate of Incorporation	15,210,496	1,038,568	2,287	0

Proposal No. 4 Ratification of KPMG LLP as Independent Auditors for Fiscal 2002	16,206,501	41,290	3,560	0

*	We believe that most of these votes were from institutional shareholders who had informed us that they intended to vote against Mr. Schoenfeld because he served on the Nominating Committee. He has subsequently resigned from such Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Vans, Inc.

10.1	Amendment No. 2 to Vans, Inc. 2000 Long-Term Incentive Plan

(b)	Reports on Form 8-K. The Company filed one report on Form 8-K during the quarterly period ended December 1, 2001. The report was dated September 25, 2001, and contained certain Regulation FD disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC. (Registrant)

Date: January 15, 2002	By:	/s/ Gary H. Schoenfeld

GARY H. SCHOENFELD President and Chief Executive Officer

Date: January 15, 2002	By:	/s/ Andrew J. Greenebaum

ANDREW J. GREENEBAUM Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)