Form 10-Q
period 2002-03-02
VANS INC
filed 2002-04-16
CIK 877273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 2, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-19402

VANS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0272893 (I.R.S. Employer Identification No.)

15700 Shoemaker Avenue
Santa Fe Springs, California 90670-5515
(Address of Principal Executive Offices) (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 18,395,765 shares of Common Stock, $.001 par value, as of April 15, 2002.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 2, 2002 (UNAUDITED) AND MAY 31, 2001

	MARCH 2,	MAY 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$45,209,866	$59,747,584
Accounts receivable, net of allowance for doubtful accounts of $1,941,035 and $2,078,600 at March 2, 2002, and May 31, 2001, respectively	45,515,561	38,133,438
Inventories	54,984,395	52,827,863
Deferred tax assets	3,296,964	3,681,825
Prepaid and other expenses	16,180,371	14,564,517

Total current assets	165,187,157	168,955,227
Property, plant and equipment, net	44,573,422	34,048,020
Trademarks and patents, net of accumulated amortization of $529,452 and $377,549 at March 2, 2002, and May 31, 2001, respectively	4,238,189	2,139,437
Goodwill	27,818,229	23,018,188
Other assets	9,192,021	8,798,793

Total Assets	$251,009,018	$236,959,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,313,052	$7,876,515
Accounts payable	14,283,079	13,130,377
Accrued payroll and related expenses	6,565,387	8,450,569
Accrued interest	454,681	257,176
Restructuring costs	124,014	124,014
Income taxes payable	8,505,102	7,305,817

Total current liabilities	32,245,315	37,144,468
Deferred tax liabilities	4,113,207	4,113,207
Long-term debt	2,426,450	2,347,972

Total Liabilities	38,784,972	43,605,647

Minority interest	3,125,639	2,876,157
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 1,500,000 shares designated as Series A Participating Preferred Stock, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 17,699,814 and 17,256,149 shares issued and outstanding at March 2, 2002, and May 31, 2001, respectively	17,699	17,256
Accumulated other comprehensive loss	(3,548,880)	(540,883)
Additional paid-in capital	180,524,347	171,234,630
Retained earnings	32,105,241	19,766,858

Total Stockholders’ Equity	209,098,407	190,477,861

Total Liabilities and Stockholders’ Equity	$251,009,018	$236,959,665

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THIRTEEN WEEKS ENDED MARCH 2, 2002 AND FEBRUARY 24, 2001
(unaudited)

	THIRTEEN WEEKS ENDED

	MARCH 2,	FEBRUARY 24,
	2002	2001

Net sales	$82,150,744	$80,865,183
Cost of sales	44,414,057	46,566,536

Gross profit	37,736,687	34,298,647
Operating expenses:
Selling and distribution	24,118,408	19,932,663
Marketing, advertising and promotion	8,284,341	6,600,427
General and administrative	4,526,005	3,215,164
Provision for doubtful accounts	105,001	306,541
Amortization of intangibles	61,991	428,349

Total operating expenses	37,095,747	30,483,144

Earnings from operations	640,940	3,815,503
Interest income	(511,481)	(90,091)
Interest and debt expense	276,408	761,451
Other (income) expense, net	159,310	(207,602)

Earnings before income taxes and minority interest in income of consolidated subsidiaries	716,703	3,351,745
Income tax expense	215,011	1,139,593
Minority share of income	19,190	196,856

Net income	$482,502	$2,015,296

Earnings per share information:
Basic:
Weighted average shares	17,694,520	14,298,905
Net earnings per share	$0.03	$0.14

Diluted:
Weighted average shares	18,309,474	15,415,826
Net earnings per share	$0.03	$0.13

See accompanying notes to condensed consolidated financial statements

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THIRTY-NINE WEEKS ENDED MARCH 2, 2002 AND FEBRUARY 24, 2001
(unaudited)

	THIRTY-NINE WEEKS ENDED

	MARCH 2,	FEBRUARY 24,
	2002	2001

Net sales	$268,544,002	$255,964,454
Cost of sales	142,208,342	145,068,276

Gross profit	126,335,660	110,896,178
Operating expenses:
Selling and distribution	69,206,419	58,313,044
Marketing, advertising and promotion	26,639,627	19,081,014
General and administrative	11,660,006	9,541,858
Provision for doubtful accounts	330,698	828,088
Amortization of intangibles	151,903	1,207,522

Total operating expenses	107,988,653	88,971,526

Earnings from operations	18,347,007	21,924,652
Interest income	(1,659,603)	(178,848)
Interest and debt expense	714,762	2,205,605
Other (income) expense, net	250,684	(886,806)

Earnings before income taxes, minority interest in income of consolidated subsidiaries and cumulative effect of accounting change	19,041,164	20,784,701
Income tax expense	5,712,349	7,066,797
Minority share of income	990,433	985,715

Income before cumulative effect of accounting change	12,338,382	12,732,189
Cumulative effect of accounting change	—	441,406

Net income	$12,338,382	$12,290,783

Earnings per share information:
Basic:
Weighted average shares	17,681,197	14,025,970
Income before cumulative effect of accounting change	$0.70	$0.91
Cumulative effect of accounting change	—	(0.03)

Net earnings per share	$0.70	$0.88

Diluted:
Weighted average shares	18,402,888	15,026,553
Income before cumulative effect of accounting change	$0.67	$0.85
Cumulative effect of accounting change	—	(0.03)

Net earnings per share	$0.67	$0.82

See accompanying notes to condensed consolidated financial statements

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THIRTY-NINE WEEKS ENDED MARCH 2, 2002 AND FEBRUARY 24, 2001
(unaudited)

	THIRTY-NINE WEEKS ENDED

	MARCH 2,	FEBRUARY 24,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,338,382	$12,290,783
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,914,820	5,805,140
Net gain on sale of equipment	53,231	58,307
Net loss on sale of investment	(40,276)	(615,165)
Loss on marketable securities	—	486,159
Minority share of income	990,433	985,715
Provision for losses on accounts receivable and sales returns	330,698	828,088
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(9,815,031)	(11,130,954)
Inventories	(3,853,891)	(9,810,311)
Deferred income taxes	384,861	129,175
Prepaid expenses	(1,615,854)	2,068,212
Other assets	(1,744,601)	(1,623,370)
Accounts payable	1,313,346	1,883,940
Accrued payroll and related expenses	(1,687,676)	(978,184)
Restructuring costs	—	(80,000)
Income taxes payable	1,199,285	1,300,188

Net cash provided by (used in) operating activities	3,767,726	1,597,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,298,149)	(10,059,871)
Investments in other companies	(5,509,703)	(631,122)
Proceeds from sale of property, plant and equipment	6,470	8,800
Proceeds from sale of investment	109,091	300,000

Net cash used in investing activities	(21,692,291)	(10,382,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on short term borrowings, net	(5,511,768)	1,184,032
Payments on capital lease obligations	—	(15,005)
Proceeds from long term debt	78,478	1,140,495
Consolidated subsidiary dividends paid to minority shareholders	(1,100,950)	(544,432)
Proceeds from issuance of common stock	9,890,404	2,718,851
Payment for repurchase of common stock	(600,744)	—

Net cash provided by financing activities	2,755,920	4,483,941
Effect of exchange rate changes on cash and cash equivalents	630,927	(103,223)

Net decrease in cash and cash equivalents	(14,537,718)	(4,403,752)
Cash and cash equivalents, beginning of period	59,747,584	15,516,337

Cash and cash equivalents, end of period	$45,209,866	$11,112,585

SUPPLEMENTAL CASH FLOW INFORMATION — AMOUNTS PAID FOR:
Interest	$108,992	$204,673
Income taxes	$4,901,243	$5,546,626
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in investment in consolidated subsidiary:
Fair value of net assets acquired	$—	$477,638
Stock issued	$—	$2,569,320
Stock received from sale of investment	$—	$650,562

See accompanying notes to condensed consolidated financial statements

VANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated financial statements included herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. The condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the thirteen weeks and thirty-nine weeks ended February 24, 2001 have been restated to reflect the cumulative effect of a change in accounting method for recognizing revenue on certain transactions, which was effective June 1, 2000. Additionally, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.	As of March 2, 2002 and May 31, 2001, inventories are substantially comprised of finished goods.

3.	Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. During the thirteen week and thirty-nine week periods ended March 2, 2002 and February 24, 2001, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of all dilutive stock options. The reconciliations of basic to diluted weighted average shares are as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 2,	FEBRUARY 24,	MARCH 2,	FEBRUARY 24,
	2002	2001	2002	2001

Weighted average shares used in basic computation	17,694,520	14,298,905	17,681,197	14,025,970
Dilutive stock options	614,954	1,116,921	721,691	1,000,583

Weighted average shares used for dilutive computation	18,309,474	15,415,826	18,402,888	15,026,553

For the thirteen week and thirty-nine week periods ended March 2, 2002 and February 24, 2001, respectively, 328,500 and 30,000 shares and 345,834 and 60,667 shares, relating to the possible exercise of outstanding stock options, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

During the first nine months of Fiscal 2002, we did not incur any cash expenditures related to the termination of two of our international distributors in Europe or the closure of the Vista Facility. We expect to make the remaining cash expenditures in March 2002 and January 2003.

6.	Our operations are classified into three distinct sales channels: retail, wholesale and international. Sales through our international retail stores are included in overall international sales. We evaluate performance based on channel revenues and consolidated operating income. Discrete financial information for each sales channel is not yet available so we do not classify our sales channels as reportable segments. Revenues for each sales channel are summarized as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 2,	FEBRUARY 24,	MARCH 2,	FEBRUARY 24,
	2002	2001	2002	2001

Retail	$30,328,000	$28,393,000	$87,064,000	$79,074,000
Wholesale	24,686,000	26,220,000	103,933,000	101,664,000
International	27,137,000	26,252,000	77,547,000	75,226,000

	$82,151,000	$80,865,000	$268,544,000	$255,964,000

We do not have any individual customers representing more than 10% of sales.

7.	Effective June 1, 2001, we adopted Statements of Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” which require that we prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the periods indicated.

	THIRTEEN WEEKS	THIRTY-NINE	YEAR ENDED MAY 31,
	ENDED	WEEKS ENDED
	FEBRUARY 24, 2001	FEBRUARY 24, 2001	2001	2000	1999

Net earnings	$2,015,000	$12,291,000	$14,990,000	$12,087,000	$8,725,000
Add back: goodwill amortization	390,000	1,097,000	1,514,000	1,310,000	1,207,000

Pro forma net earnings	$2,405,000	$13,388,000	$16,504,000	$13,397,000	$9,932,000

Per share information:
Basic:
Net earnings	$0.14	$0.88	$1.06	$0.89	$0.66
Goodwill amortization	0.03	0.07	0.11	0.09	0.09

Pro forma net earnings	$0.17	$0.95	$1.17	$0.98	$0.75

Diluted:
Net earnings	$0.13	$0.82	$0.99	$0.84	$0.64
Goodwill amortization	0.03	0.07	0.10	0.09	0.09

Pro forma net earnings	$0.16	$0.89	$1.09	$0.93	$0.73

8.	Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill. The amortized intangible assets balance as of March 2, 2002 was:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT

Trademarks and patents	$4,768,000	$530,000	$4,238,000

The weighted average amortization period for the intangible assets is approximately 16 years. The estimated amortization expense for these trademarks and patents for each of the five succeeding fiscal years is estimated to be $298,000 per year. Changes in the carrying amount of goodwill for the period ended March 2, 2002 are summarized as follows:

Balance as of May 31, 2001	$23,018,000
Goodwill acquired	4,800,000
Impairment losses	—

Balance as of March 2, 2002	$27,818,000

In February 2002, we acquired a 70% interest in C.C.R.L. LLC which is in the business of creating, producing, marketing and promoting the VANS Warped Tour®. C.C.R.L. LLC was acquired because we believe the acquisition should produce results which will satisfy our return on investment criteria and because of the importance of music to our key customers as a part of our long-term strategy for building and maintaining a long-term proprietary connection with our core market. The results of operations of C.C.R.L. LLC have been included in our Condensed Consolidated Statements of Earnings since the February 15, 2002 date of acquisition. C.C.R.L. LLC had no tangible assets or liabilities at the date of acquisition. As a result, the entire purchase price of $5,199,000 has been allocated to the following intangible assets: $751,000 to identifiable intangibles, primarily the Warped Tour® trademark, and $4,448,000 as goodwill. The identified intangibles will be amortized over a 10 year life.

The allocation of purchase price is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a definitive allocation. Although the purchase price allocation is preliminary, we do not anticipate that there will be significant changes necessary to arrive at the final allocation.

9.	Effective June 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” which requires us to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Derivatives that are hedges, depending on the nature of the hedge, are adjusted to fair value with the effective portion of the adjustment reported in other comprehensive income until the hedge is recognized in earnings. All ineffective changes in the derivatives’ fair value are recognized currently in earnings. Such ineffectiveness, recognized as an increase to other income, net, totaled $16,000 and $35,000 during the thirteen and thirty-nine weeks ended March 2, 2002, respectively.

Management believes it is prudent to limit the variability caused by foreign currency risk. We are exposed to foreign currency risk primarily through our wholly-owned subsidiaries, Vans Far East Limited (“VFEL”), whose functional currency is the euro, and Vans Inc. Limited (“VIL”), whose functional currency is the British sterling. The currency risk is created because our subsidiaries’ purchases of inventory are priced and settled in U.S. dollars. To hedge this risk, our subsidiaries enter into cash flow hedges of forecasted inventory purchases, therefore fixing the cost of the product and the associated gross margins in their functional currency. As of March 2, 2002, we hedged our forecasted purchases through May 2002.

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

Additionally, we hold derivative foreign currency forward contracts denominated in the Argentinean peso. Such contracts do not meet the cash flow hedge criteria of FAS No. 133. Accordingly, the net change in the fair value of these derivative instruments has been recorded in other (income) expense, net. We incurred a $128,000 loss during the thirteen-week period ended March 2, 2002, and a $55,000 gain during the thirty-nine week period ended March 2, 2002.

10.	Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income is comprised of: (i) unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS 115; (ii) unrealized gains and losses on derivative instruments qualifying as cash flow hedges; and (iii) foreign currency translation adjustments. The components of total comprehensive income (loss) for the thirteen and thirty-nine weeks ended March 2, 2002 and February 24, 2001 were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 2,	FEBRUARY 24,	MARCH 2,	FEBRUARY 24,
	2002	2001	2002	2001

Net income	$482,502	$2,015,296	$12,338,382	$12,290,783
Other comprehensive income (expense):
Unrealized gain (loss) on securities, net of tax	—	180,724	—	(224,485)
Derivatives qualifying as hedges, net of tax:
Net derivative gain	131,296	—	153,873	—
Reclassifications to income	(37,981)	—	6,772	—

	93,315	—	160,645	—

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 2,	FEBRUARY 24,	MARCH 2,	FEBRUARY 24,
	2002	2001	2002	2001

Foreign currency translation
adjustments	(1,172,650)	98,424	(3,168,642)	205,943

Total comprehensive income (loss)	$(596,833)	$2,294,444	$9,330,385	$12,272,241

In connection with our implementation of new euro-based systems in Europe, we recalculated the cumulative foreign currency translation adjustment and recorded a charge to other comprehensive income in Q2 Fiscal 2002 in the amount of $1,694,000 relating to prior periods dating back to fiscal 1999.

11.	During Q3 Fiscal 2002, we settled the wage and hour litigation we discussed in our Annual Report on Form 10-K for Fiscal 2001. We agreed to stipulate to the certification of the class and pay claims of class members, attorneys’ fees and other administrative fees in an amount not to exceed $1.1 million. The settlement was preliminarily approved by the Court on January 30, 2002 and claim notices were mailed to class members in March. We do not yet know the final number and dollar amount of claims submitted. The settlement is subject to final approval by the Court at a hearing currently scheduled to be held on May 30, 2002. We accrued $698,000 with respect to this matter in Q3 Fiscal 2002 based on our estimate of the number of claims that would be submitted and the amount of attorneys’ fees and administrative costs that would be payable.

On March 20, 2002, we filed a complaint in the Superior Court for the County of Los Angeles entitled Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, Catch Air Technology, et al, Case No. BC 27031. In this action, we have alleged that the defendants, one of whom is a former officer of Vans, and another of whom is a former consultant of Vans, engaged in a conspiracy to obtain unauthorized payments or “commissions” from certain of our factories in China. We believe the amount of money wrongfully obtained by the defendants exceeds $3.0 million. We sought, and obtained, a temporary restraining order prohibiting the defendants from transferring certain assets owned by them and from transferring monies held in certain bank accounts. The defendants have not yet answered our complaint.

Additionally, on March 1, 2002, we were sued in Superior Court for the County of Los Angeles by Cross-Fire Technology and its related entities (Cross-Fire Technology, et al vs. Vans, Inc. and Arthur I. Carver, Case No. BC 269228). The plaintiffs are controlled by certain of the individual defendants in the above lawsuit. The plaintiffs allege that an officer of Vans made unlawful threats against certain factories that make footwear for us and the plaintiffs. We intend to vigorously defend this matter and currently believe we have meritorious defenses in this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion contains forward-looking statements about our revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like “believe,” “anticipate,” “expect,” “estimate,” “project,” or words similar to those. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under the caption “Risk Factors” on page 14 of our Annual Report on Form 10-K for the year ended May 31, 2001, and in our press release dated March 20, 2002.

OVERVIEW

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for Core Sports™. Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating Core Sports entertainment events and venues, such as the VANS Triple Crown™ Series, 11 VANS skateparks and the VANS High Cascade Snowboard Camp, sponsoring over 600 professional and amateur athletes and the VANS Warped Tour®, as well as advertising in targeted print and television media.

CRITICAL ACCOUNTING POLICIES

     The Company’s financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. Changes in the estimates or other judgements of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the financial statements. We believe our most critical accounting policies relate to:

     Accounts Receivable. We evaluate the collectibility of our accounts receivable on a case-by-case basis, and make adjustments to the provision for doubtful accounts for expected losses. We consider such things as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, we estimate the provision for doubtful accounts based on historical experience and past due status of the accounts. If actual market conditions are less favorable than those projected by management, additional provisions for doubtful accounts may be required. During the thirteen week and thirty-nine week periods ended March 2, 2002, no significant changes were made to the estimates or other judgements that support our provisions for doubtful accounts.

     Inventory. Inventories are valued at the lower of cost or market. The Company determines the finished goods inventories by the first-in, first-out method (“FIFO”). The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the thirteen week and thirty-nine week periods ended March 2, 2002, no significant changes were made to the estimates or other judgements that support our inventory valuation.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 2,	FEBRUARY 24,	MARCH 2,	FEBRUARY 24,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.1	57.6	53.0	56.7

Gross profit	45.9	42.4	47.0	43.3
Operating expenses:
Selling and distribution	29.4	24.6	25.8	22.8
Marketing, advertising and promotion	10.1	8.2	9.9	7.5
General and administrative	5.5	4.0	4.3	3.7
Provision for doubtful accounts	0.1	0.4	0.1	0.3
Amortization of intangibles	0.0	0.5	0.1	0.5

Total operating expenses	45.1	37.7	40.2	34.8

Earnings from operations	0.8	4.7	6.8	8.5
Interest income	(0.6)	(0.1)	(0.6)	(0.1)
Interest and debt expense	0.3	0.9	0.2	0.8
Other (income) expense, net	0.2	(0.2)	0.1	(0.3)

Earnings before income taxes, minority interest and cumulative effect of accounting change	0.9	4.1	7.1	8.1
Income tax expense	0.3	1.4	2.1	2.7
Minority share of income	0.0	0.2	0.4	0.4

Income before cumulative effect of accounting change	0.6%	2.5%	4.6%	5.0%

QUARTERLY PERIOD ENDED MARCH 2, 2002 (“Q3 FISCAL 2002”), AS COMPARED TO QUARTERLY PERIOD ENDED FEBRUARY 24, 2001 (“Q3 FISCAL 2001”)

Net Sales

     Net sales for Q3 Fiscal 2002 increased 1.6% to $82,151,000 from $80,865,000 for Q3 Fiscal 2001. The sales increase was due to increased sales in our retail and international sales channels, as discussed below.

     Total U.S. sales, including sales through our U.S. retail stores, increased approximately 1.0% to $55,014,000 for Q3 Fiscal 2002 from $54,613,000 for Q3 Fiscal 2001. Total international sales, which include sales through our seven European stores, increased 3.4% to $27,137,000 for Q3 Fiscal 2002, versus $26,252,000 for Q3 Fiscal 2001.

     The increase in total U.S. sales resulted from a 6.8% increase in sales through our U.S. retail stores, which was offset to a large degree by a 5.9% decline in U.S. wholesale sales. The decrease in U.S. wholesale sales was primarily due to (i) an approximately 50.0% decline in sales of women’s footwear, (ii) an approximately 25.0% decrease in sales to certain key accounts in the moderate-priced sales channel, and (iii) the ongoing adverse impact of the events of September 11, 2001 on the U.S. economy. The increase in U.S. retail stores sales was driven by the addition of 19 stores, including five skateparks, over the last year. Comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) declined 5.1% year-over-year. The increase in international sales through VFEL was primarily due to an approximately $1,900,000 increase in sales in the United Kingdom and an approximately $800,000 increase in sales in Mexico. These increases were partially offset by decreased sales in Argentina, Brazil, Australia and Spain.

Gross Profit

     Gross profit increased 10.0% to $37,737,000 in Q3 Fiscal 2002 from $34,299,000 in Q3 Fiscal 2001. As a percentage of net sales, gross profit increased to 45.9% for Q3 Fiscal 2002, versus 42.4% for Q3 Fiscal 2001, primarily due to changes in channel mix (i.e. increased full-price retail store and skatepark revenue as a percentage of sales).

Earnings from Operations

     Our earnings from operations decreased 83.2% to $641,000 in Q3 Fiscal 2002, versus $3,816,000 in Q3 Fiscal 2001. As a percentage of sales, earnings from operations decreased to 0.8% for Q3 Fiscal 2002 versus 4.7% last year. Operating expenses in Q3 Fiscal 2002 increased 21.7% to $37,096,000 from $30,483,000 in Q3 Fiscal 2001, due to the increases in selling and distribution, marketing, advertising and promotion, and general and administrative expenses discussed below. As a percentage of sales, operating expenses increased to 45.1% versus 37.7% last year.

     Selling and distribution. Selling and distribution expenses increased 21.0% to $24,118,000 in Q3 Fiscal 2002 from $19,933,000 in Q3 Fiscal 2001, primarily due to $3,601,000 of increased personnel costs, rent expense and other operating costs associated with the expansion of our retail division by the net addition of 19 new stores, including five skateparks.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 25.5% to $8,284,000 in Q3 Fiscal 2002 from $6,600,000 in Q3 Fiscal 2001. The increase was primarily due to: (i) an approximately $1,000,000 increase in costs associated with our new television agreement with NBC Sports for the VANS Triple Crown™ Series which we were not able to offset by selling enough advertising spots for the programs due to the weak market for selling such advertisements; and (ii) an approximately $600,000 planned increase in marketing expenditures, based on budgeted sales, that were committed to nine to 12 months ago. The planned increase was related to higher costs associated with the Vans Triple Crown™ Series and new product-specific advertising. Marketing, advertising and promotion expense as a percentage of sales increased to 10.1% for Q3 Fiscal 2002 from 8.2% in Q3 Fiscal 2001.

     General and administrative. General and administrative expenses increased 40.8% to $4,526,000 in Q3 Fiscal 2002 from $3,215,000 in Q3 Fiscal 2001, primarily due to: (i) the accrual of $698,000 in connection with the settlement of certain litigation (see “Part 11 Other Information — Item 1 Legal Proceedings”); (ii) an approximately $300,000 increase in legal and consulting expense related to the above-mentioned litigation and the ongoing worldwide effort to protect and preserve our intellectual property rights; (iii) an approximately $200,000 increase in personnel costs and rent expense for our European subsidiary, VFEL; and (iv) a $100,000 increase in professional fees for international tax consulting.

     Provision for doubtful accounts. The amount that was added to the allowance for doubtful accounts decreased to $105,000 in Q3 Fiscal 2002 from $307,000 in Q3 Fiscal 2001, primarily due to better-than-expected collection of past due accounts.

     Amortization of intangibles. Effective June 1, 2001, we adopted Statements of the Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” which require that we prospectively cease the amortization of goodwill and instead conduct periodic tests of goodwill for impairment. As a result, our amortization of intangibles decreased to $62,000 for Q3 Fiscal 2002 from $428,000 in Q3 Fiscal 2001. See note seven to “Notes to Condensed Consolidated Financial Statements.”

Interest Income

     Interest income increased to $511,000 in Q3 Fiscal 2002, versus $90,000 in Q3 Fiscal 2001 due to higher cash balances resulting from the cash generated from our May 2001 public offering. See “— Liquidity and Capital Resources.”

Interest and Debt Expense

     Interest and debt expense decreased to $276,000 for Q3 Fiscal 2002 from $761,000 in Q3 Fiscal 2001, primarily due to decreased borrowings under our credit facility and improved interest rates on such borrowings. See “— Liquidity and Capital Resources, Borrowings.”

Other (Income) Expense

     Other (income) expense primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other (income) expense decreased to $159,000 of expense for Q3 Fiscal 2002 from $208,000 of income for Q3 Fiscal 2001, primarily due to $790,000 of exchange rate losses caused by the devaluation of the Argentinean peso, partially offset by $369,000 of exchange rate gains related to the appreciation of the Brazilian real.

Income Tax Expense

     Income tax expense decreased to $215,000 in Q3 Fiscal 2002 from $1,140,000 in Q3 Fiscal 2001 as a result of the decrease in earnings discussed above, and a decrease in our effective tax rate from 34.0% to 30.0% year-over-year. The decrease in our estimated effective annual tax rate was due to the tax benefit derived from the operation of VFEL. See note four to “Notes to Condensed Consolidated Financial Statements.”

Minority Share of Income

     Minority share of income decreased to $19,000 in Q3 Fiscal 2002 from $197,000 for Q3 Fiscal 2001, primarily due to the decreased profitably of our joint venture in Argentina as a result of the devaluation of the Argentinean peso, which was partially offset by the increased profitability of our joint venture in Mexico and our subsidiary, Van Pac LLC.

     THIRTY-NINE WEEK PERIOD ENDED MARCH 2, 2002 (“FISCAL 2002 NINE MONTHS”), AS COMPARED TO THIRTY-NINE WEEK PERIOD ENDED FEBRUARY 24, 2001 (“FISCAL 2001 NINE MONTHS”)

Net Sales

     Net sales for the Fiscal 2002 Nine Months increased 4.9% to $268,544,000 for the Fiscal 2002 Nine Months from $255,964,000 for the Fiscal 2001 Nine Months. The sales increase was due to a 17.4% increase in net sales for Q1 Fiscal 2002 and the 1.6% increase in sales for Q3 Fiscal 2002 discussed above, partially offset by an 8.3% decrease in net sales for Q2 Fiscal 2002.

     Total U.S. sales, including sales through our U.S. retail stores, increased 5.7% to $190,997,000 in the Fiscal 2002 Nine Months from $180,738,000 in the Fiscal 2001 Nine Months. Total international sales, which include sales through our seven European stores, increased 3.1% to $77,547,000 in the Fiscal 2002 Nine Months from $75,226,000 in the Fiscal 2001 Nine Months.

     The increase in total U.S. sales primarily resulted from increases in domestic wholesale sales and sales through our U.S. retail stores in Q1 Fiscal 2002, partially offset by decreases in sales in those channels in Q2 Fiscal 2002 and decreases in domestic wholesale sales in Q3 Fiscal 2002. The increase in international sales through VFEL was due to increases in sales achieved in Q1 Fiscal 2002 and Q3 Fiscal 2002, partially offset by decreases in sales through VFEL in Q2 Fiscal 2002.

Gross Profit

     Gross profit increased 13.9% to $126,336,000 in the Fiscal 2002 Nine Months from $110,896,000 in the Fiscal 2001 Nine Months. As a percentage of net sales, gross profit increased to 47.0% for the Fiscal 2002 Nine Months, versus 43.3% for the Fiscal 2001 Nine Months, primarily due to changes in channel mix (i.e. increased retail and skatepark revenue as a percentage of sales and increased royalties), improved average selling price and improved inventory management.

Earnings from Operations

     Our earnings from operations decreased 16.3% to $18,347,000 in the Fiscal 2002 Nine Months from $21,925,000 in the Fiscal 2001 Nine Months. As a percentage of sales, earnings from operations decreased to 6.8% in the Fiscal 2002 Nine Months from 8.5% in the Fiscal 2001 Nine Months. Operating expenses in the Fiscal 2002 Nine Months increased 21.4% to $107,989,000 from $88,972,000 in the same period a year ago, due to the increases in selling and distribution, marketing, advertising and promotion, and general and administrative expenses discussed below. As a percentage of sales, operating expenses increased to 40.2% for the Fiscal 2002 Nine Months, versus 34.8% last year.

     Selling and distribution. Selling and distribution expenses increased 18.7% to $69,207,000 in the Fiscal 2002 Nine Months from $58,306,000 in the Fiscal 2001 Nine Months, primarily due to approximately $10,000,000 of increased personnel costs, rent expense and other operating costs associated with the expansion of our retail division by the net addition of 19 new stores, including five skateparks.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 39.6% to $26,640,000 in the Fiscal 2002 Nine Months from $19,081,000 in the Fiscal 2001 Nine Months, primarily due to: (i) an approximately $1,700,000 increase in costs associated with our new television agreement with NBC Sports for the VANS Triple Crown™ Series which we were not able to offset by selling enough advertising spots for the programs due to the weak market for selling such advertisements; and (ii) an approximately $5,900,000 planned increase in marketing expenditures related primarily to the first six months of fiscal 2002 that were committed to nine to twelve months ago based on forecasted sales. The planned increase was related to higher costs associated with the Vans Triple Crown™ Series, increased advertising during the back-to-school selling season and new product-specific advertising. We did not achieve our sales forecast primarily due to the factors described under “Net Sales” above, and as a result, marketing, advertising and promotion expense as a percentage of sales increased to 9.9% for the Fiscal 2002 Nine Months from 7.5% for the Fiscal 2001 Nine Months.

     General and administrative. General and administrative expenses increased 22.2% to $11,660,000 in the Fiscal 2002 Nine Months from $9,542,000 in the Fiscal 2001 Nine Months, primarily due to: (i) the accrual of $698,000 in connection with the settlement of certain litigation (see “Part 11 Other Information — Item 1 Legal Proceedings”); (ii) an approximately $500,000 increase in personnel and other expenses related to VFEL; (iii) an approximately $300,000 increase in legal and consulting expenses related to the above-mentioned litigation and the worldwide effort to protect and preserve our intellectual property rights; (iv) an approximately $300,000 increase in professional fees for international tax consulting; and (v) an approximately $300,000 increase in employee related expenses.

     Provision for doubtful accounts. The amount that was added to the allowance for doubtful accounts decreased to $330,000 in the Fiscal 2002 Nine Months from $836,000 in the Fiscal 2001 Nine Months, primarily due to better-than-expected collection of past due accounts.

     Amortization of intangibles. Amortization of intangibles decreased to $152,000 in the Fiscal 2002 Nine Months from $1,208,000 in the Fiscal 2001 Nine Months for the same reasons described under the caption “Amortization of Intangibles” in the discussion of Q3 Fiscal 2002 above.

Interest Income

     Interest income increased to $1,660,000 in the Fiscal 2002 Nine Months from $179,000 in the Fiscal 2001 Nine Months for the same reasons described under the caption “Interest Income” in the discussion of Q3 Fiscal 2002 above.

Interest and Debt Expense

     Interest and debt expense decreased to $715,000 in the Fiscal 2002 Nine Months versus $2,206,000 in the same period a year ago for the same reasons described under the caption “Interest and Debt Expense” in the discussion of Q3 Fiscal 2002 above.

Other (Income) Expense

     Other (income) expense decreased to $251,000 of expense in the Fiscal 2002 Nine Months from $887,000 of income in the same period a year ago due to: (i) an approximate decrease of $835,000 of income recognized from the sale and related earn-out of the VANS Warped Tour® in the Fiscal 2001 Nine Months; (ii) an approximate $392,000 increase in exchange rate losses related primarily to Argentina; (iii) an approximately $100,000 decrease in non-footwear related royalties; and (iv) an approximate loss of $289,000 of rental income due to the sale of our former Orange, California facility in May 2001. These decreases in other income were partially offset by the non-recurrence of an other-than-temporary decline in fair value of securities held by us of $486,000 recognized in the Fiscal 2001 Nine Months.

Income Tax Expense

     Income tax expense decreased to $5,712,000 in the Fiscal 2002 Nine Months versus $7,067,000 in the same period a year ago due to the decrease in our effective tax rate from 34.0% in the Fiscal 2001 Nine Months to 30.0% in the Fiscal 2002 Nine Months. The decrease in our estimated effective tax rate was due to the tax benefit derived from the operation of VFEL. See note four to “Notes to Condensed Consolidated Financial Statements.”

Minority Share of Income

     Minority share of income increased to $990,000 in the Fiscal 2002 Nine Months from $986,000 in the same period a year ago, primarily due to increased profitability of our joint ventures in Mexico and Brazil and our subsidiary, Van Pac LLC, mostly offset by the decreased profitability of our joint venture in Argentina resulting from the devaluation of the Argentinean peso.

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

     We experienced an inflow of cash from operating activities of $3,768,000 for the Fiscal 2002 Nine Months, compared to an inflow of $1,598,000 for the same period a year ago. Cash provided by operations during the Fiscal 2002 Nine Months primarily resulted from earnings and the add-back for depreciation and amortization, partially offset by an increase in net accounts receivable to $45,516,000 at March 2, 2002, from $38,133,000 at May 31, 2001, and an increase in net inventory to $54,984,000 at March 2, 2002, from $52,828,000 at May 31, 2001. Cash inflows from operations in the Fiscal 2001 Nine Months primarily resulted from earnings and the add-back for depreciation and amortization, partially offset by increases in accounts receivable and inventory.

     We had a net cash outflow from investing activities of $21,692,000 in the Fiscal 2002 Nine Months, compared to a net cash outflow of $10,382,000 in the same period a year ago. The cash outflows in the Fiscal 2002 Nine Months were primarily due to capital expenditures related to new retail store openings and skateparks and our purchase of a majority interest in the VANS Warped Tour® which was completed in Q3 Fiscal 2002 (see “Part 11 — Item 5 — Other Information”). Cash used in investing activities for the Fiscal 2001 Nine Months was primarily related to new retail store openings and skateparks.

     We had a net cash inflow from financing activities of $2,756,000 for the Fiscal 2002 Nine Months, compared to a net cash inflow of $4,484,000 for the same period a year ago. The increase in the net cash inflow, year-over-year, was primarily due to the completion of the sale of our common stock in the public offering to cover over-allotments, partially offset by the pay-down of short-term borrowings under our credit facility. See “— Borrowings” below. Cash provided by financing activities in the Fiscal 2001 Nine Months was primarily related to proceeds from the issuance of common stock related to the exercise of stock options and increases in long-term debt and short-term borrowings under our credit facility.

     Accounts receivable, net of allowance for doubtful accounts, increased from $38,133,000 at May 31, 2001, to $45,516,000 at March 2, 2002, primarily due to (i) an increase in our European accounts receivable resulting from the increase in sales in those countries, and (ii) an increase in our domestic accounts receivable resulting from the timing of our Q3 Fiscal 2002 wholesale sales. These increases were partially offset by a decrease in accounts receivable from our joint venture in Argentina. Inventories increased to $54,984,000 at March 2, 2002, from $52,828,000 at May 31, 2001, primarily due to an increased number of finished goods held for sale at our retail stores to support the addition of 18 new stores and increased inventory held in our European distribution center to support increased international sales and orders.

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

     Under the credit agreement, we must maintain certain financial covenants and are prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the lenders. At March 2, 2002, we had no borrowings under the credit facility and were in compliance with all financial and other covenants under the credit agreement.

     Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At March 2, 2002, the aggregate outstanding balance under the note was $2,088,000.

Capital Expenditures

     Our material commitments for capital expenditures are currently primarily related to the opening and remodeling of retail stores and the opening of skateparks. In the fourth quarter of fiscal year 2002, we plan to open two full price stores and remodel one existing store. We estimate the aggregate cost of these new stores and the remodel to be approximately $825,000.

     We also intend to open one skatepark in June 2002 and estimate the aggregate cost of our portion of this project to be approximately $800,000 since the landlord for the skatepark has agreed to pay a significant portion of the capital costs associated with the construction of the park.

Capital Resources

     Our cash position, including $27.4 million invested in investment grade corporate bonds and asset backed securities and money market mutual funds, was $45,210,000 at March 2, 2002, compared to $59,748,000 at May 31, 2001. We believe our capital resources, including the availability under our credit facility and cash flow from operations, will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.*

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

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended March 2, 2002 and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED				QUARTER ENDED

	MAY 31,	AUGUST 26,	NOVEMBER 25,	FEBRUARY 24,	MAY 31,	SEPTEMBER 1,	DECEMBER 1,	MARCH 2,
	2000	2000	2000	2001	2001	2001	2001	2002

STATEMENT OF OPERATIONS DATA:
Net sales	$66,833	$100,580	$74,520	$80,865	$85,231	$118,060	$68,333	$82,151
Gross profit	28,550	44,145	32,452	34,299	37,519	55,338	33,260	37,737
Earnings from operations	3,690	12,453	5,656	3,816	4,640	16,379	1,327	641
Net income	1,774	7,071	3,204	2,015	2,699	11,343	513	483
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	43	44	44	42	44	47	49	46
Earnings from operations	6	13	8	5	6	14	2	1
Net income	3	7	4	2	3	10	1	1
Comparable store sales Increase (decrease)	7.5%	8.6%	16.8%	16.3%	9.2%	4.7%	(8.9)%	(5.1)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. The revolving line of credit and the term loan bear interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on our rate of “Funded Debt” to “EBITDA,” each as defined in the credit agreement. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As of March 2, 2002, we had no amounts outstanding under the credit agreement. However, for each $1.0 million outstanding annually under the agreement, a hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $10,000 in annual pre-tax earnings. We do not use derivative or other financial instruments to hedge interest rate risks.

Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements on foreign currency exchange rates. Although we have most of our products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposure for us involves Europe, Latin America and Japan. In particular, recent fluctuations in the value of the euro and the British sterling have negatively impacted our European business. See note nine of “Notes to Condensed Consolidated Financial Statements.”

     Additionally, recent weaknesses in Latin American economies, particularly Argentina, could negatively effect our Latin American business. Our exposure related to our joint venture in Argentina consists primarily of our intercompany trade receivable of $1.4 million. Although we believe an impairment of our investment in the joint venture is unlikely, a further material change in the economy of Argentina could result in a significant change to the information presented in the financial statements.

     In order to protect against the volatility associated with earnings currency translations, we may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to 12 months. As of March 2, 2002, we had $10.9 million outstanding in foreign exchange forward contracts, which were entered into to hedge specific transactions denominated in currencies other than the U.S. dollar.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Wage and Hour Litigation. During Q3 Fiscal 2002, we settled the wage and hour litigation we discussed in our Annual Report on Form 10-K for Fiscal 2001. We agreed to stipulate to the certification of the class and pay claims of class members, attorneys’ fees and other administrative fees in an amount not to exceed $1.1 million. The settlement was preliminarily approved by the Court on January 30, 2002 and claim notices were mailed to class members in March. The settlement is subject to final approval by the Court at a hearing currently scheduled to be held on May 30, 2002. We accrued $698,000 with respect to this matter in Q3 Fiscal 2002 based on our estimate of the number of claims that would be submitted and the amount of attorneys’ fees and administrative costs that would be payable.

     Litigation involving former Officer and Consultant. On March 20, 2002, we filed a complaint in the Superior Court for the County of Los Angeles entitled Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, Catch Air Technology, et al, Case No. BC 27031. In this action, we have alleged that the defendants, one of whom is a former officer of Vans, and another of whom is a former consultant of Vans, engaged in a conspiracy to obtain unauthorized payments or “commissions” from certain of our factories in China. We believe the amount of money wrongfully obtained by the defendants exceeds $3.0 million. We sought, and obtained, a temporary restraining order prohibiting the defendants from transferring certain assets owned by them and from transferring monies held in certain bank accounts. The defendants have not yet answered our complaint.

     Additionally, on March 1, 2002, we were sued in Superior Court for the County of Los Angeles by Cross-Fire Technology and its related entities (Cross-Fire Technology, et al vs. Vans, Inc. and Arthur I. Carver, Case No. BC 269228). The plaintiffs are controlled by certain of the individual defendants in the above lawsuit. The plaintiffs allege that an officer of Vans made unlawful threats against certain factories that make footwear for us and the plaintiffs. We intend to vigorously defend this matter and currently believe we have meritorious defenses in this matter.

ITEM 5. OTHER INFORMATION

Officer Resignation. During Q3 Fiscal 2002, Joyce A. Murdock resigned as our Vice President — Human Resources.

VANS Warped Tour. During Q3 Fiscal 2002, we completed our previously announced purchase of a 70% interest in the VANS Warped Tour.®

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Employment Agreement, dated as of January 8, 2002 by and between Vans, Inc. and Joseph D. Giles.

10.2	Membership Interest Purchase Agreement by and among Vans, Inc., Launch Media, Inc., Creative Artists Agency LLC, Codikow & Carroll PC, and 4 Fini, Inc.

10.3	Purchase Agreement by and among the Vans, Inc., Creative Artists Agency, LLC, Codikow & Carroll PC, and 4 Fini, Inc.

(b)	Reports on Form 8-K. We filed one report on Form 8-K during the quarterly period ended March 2, 2002. The report was dated December 19, 2001, and contained certain Regulation FD disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC. (Registrant)

Date: April 16, 2002	By:	/s/ Gary H. Schoenfeld

GARY H. SCHOENFELD President and Chief Executive Officer

Date: April 16, 2002	By:	/s/ Andrew J. Greenebaum

ANDREW J. GREENEBAUM Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)