Form 10-K
period 2002-05-31
VANS INC
filed 2002-08-28
CIK 877273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2002, or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____to_____

Commission file number: 0-19402

VANS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0272893 (I.R.S. Employer Identification Number)

15700 Shoemaker Avenue, Santa Fe Springs, California (Address of principal executive offices)	90670 (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

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

Yes [X]            No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The approximate aggregate market value of the Common Stock held by non-affiliates of registrant (computed based on the closing sales price of the Common Stock, as reported on the NASDAQ Stock Market on August 27, 2002), was $113,869,470.

The number of shares of registrant’s Common Stock outstanding at August 27, 2002, was 18,106,218.

Documents Incorporated By Reference:

Portions of registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report, and certain exhibits are incorporated by reference into Part IV of this report.

VANS, INC.

FORM 10-K

For the Fiscal Year Ended May 31, 2002

     Note: “VANS,” Core Sports, the VANS Triple Crown Series, certain trademarks of events comprising the VANS Triple Crown Series, the names of our products, the VANS Warped Tour, the High Cascade Snowboard Camp, and Pro-Tec are our registered and common law trademarks in the U.S. and other jurisdictions.

     This report contains forward-looking statements about our business and financial information. Our actual results may vary significantly and could be impacted by a number of important factors, including but not limited to: (i) the ongoing consolidation of the retail segment of the footwear industry; (ii) the continuance of downward trends in the U.S. economy (including, particularly, California and the retail segment), foreign economies and the footwear industry, or the occurrence of events that adversely affect the world economy and the political stability of the world, such as the terrorist attacks against the United States which occurred on September 11, 2001; (iii) our ability to regain growth in our retail business; (iv) changes in the fashion preferences of our target customers and our ability to anticipate and respond to such changes; (v) increasing competition in all lines of our business from large, well-established companies with significant financial resources and brand recognition, niche competitors who market exclusively to our target customers, and from large public skateparks which compete with our skateparks; (vi) the cancellation of orders which could alter bookings numbers; (vii) the fluctuation of foreign currencies in relation to the U.S. dollar, including particularly, the impact of the euro and the British pound on our European business; (xviii) whether our current and future skateparks can perform profitably; and (ix) whether the Company’s expense reduction initiatives are achieved. Many of these factors, and others, are discussed more extensively in the Risk Factors section on page 14 of this report.

ITEM 1. BUSINESS

INTRODUCTION

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for Core Sports. Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include Core Sports entertainment events and venues, such as the VANS Triple Crown Series, the VANS Warped Tour, VANS skateparks and the VANS High Cascade Snowboard Camp, sponsoring over 600 professional and amateur athletes, as well as advertising in targeted print and television media.

     We distribute our products through over 2,000 U.S. domestic wholesale accounts and 170 Vans retail stores and skateparks, internationally to approximately 50 countries, as well as on the Internet. Key accounts in the U.S. include Journeys, Pacific Sunwear, Footlocker, Famous Footwear, Kohl’s, Mervyn’s, JC Penney, Gart’s and Nordstrom. As of August 27, 2002, we had 97 Vans full-price retail stores, 54 outlet stores and 12 skateparks in the United States, and also operated seven outlet stores in Europe. Internationally we vary our marketing and distribution approach on a country-by-country basis, taking into account the particular cultural, economic and business conditions present in each international market. We have direct sales operations in key European markets, including, most recently, France, a licensing arrangement for Japan, Hong Kong, Taiwan and South Korea and distribution agreements for approximately 30 other countries.

     Vans was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes, many of which appealed to skateboard enthusiasts and the Southern California skate and surf culture. Our 36-year heritage has been the basis for our branding and marketing strategy over the past six years and helps provide us with the authenticity and credibility to be the leading brand with Core Sports enthusiasts, participants and emulators. For most of our first 30 years, we were a Southern California shoe manufacturer and based our products on one trademark gum rubber outsole. In 1995, we initiated a fundamental restructuring of the business which included assembling a new management team, focusing the business on reestablishing the heritage of the VANS brand and shifting product sourcing overseas to third party manufacturers, which allowed us to begin to be more innovative in terms of outsoles and overall design. Over the past three years, we have targeted significant resources to further build the VANS brand worldwide, promote the Core Sports lifestyle and enhance our product merchandising, design, sourcing and development.

FISCAL 2002 RESULTS

     In fiscal 2002, we experienced a decline in year-over-year revenues for the first time in eight years. Our business was adversely affected by the events of September 11, 2001, the general slowdown in business around the world and in California, which is our largest market, and the lower-than-expected performance of our back-to-school 2001 and Spring 2002 product lines, all of which resulted in decreases in U.S. wholesale sales and international sales year-over-year, of 11.1%, and 0.9%, respectively, and a comparable store sales decrease of 3.5% for our retail stores. In addition, we also were adversely impacted by decreased attendance and revenues at our skateparks in fiscal 2002. We believe this primarily resulted from increased competition from large, free public skateparks which are frequently located in close proximity to our skateparks.

     The above items had the following consequences in the fourth quarter of fiscal 2002: (i) we decided to close our Bakersfield, California skatepark in the next three to six months; (ii) we wrote down the assets of our Denver skatepark and our three poorest performing retail stores; (iii) we provided a specific provision for doubtful accounts on those amounts due from our joint ventures in Brazil, Argentina and Uruguay; and (iv) we wrote down slow-moving and obsolete inventory. We incurred pre-tax charges and expenses of $15.0 million in the fourth quarter in connection with these and other matters highlighted in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also the discussions under the caption “Risk Factors” regarding our skateparks, retail store sales, and U.S. wholesale sales.

     On a go-forward basis, we are focusing on several key areas of our business to improve our results of operations. These include (i) improving the selection and styling of our footwear product, with a particular emphasis on improving our women’s product, (ii)

implementing cost-cutting measures on an organization-wide basis, (iii) improving performance at our skateparks by implementing changes designed to attract participants to the parks, broadening the product offering in the parks, selling sponsorship packages for the parks, and exploring the grant of vending rights at the parks, and (iv) improving the product selection and merchandising at our retail stores.

THE VANS STRATEGY

     Our overall strategy continues to be leveraging our 36-year heritage and our proprietary branding initiatives to become the leading Core Sports and lifestyle company for the youth market worldwide. Key elements of our strategy include:

     Building the Leading Core Sports and Lifestyle Brand Worldwide. Our primary strategy is to continue to build and reinforce the authenticity and credibility of the VANS brand with our core customer base of 10 to 24 year old Core Sports enthusiasts and the broader market of consumers that identify with the Core Sports lifestyle. To further enhance and strengthen the bond with our target market, we utilize multi-dimensional marketing tools aimed at creating an emotional connection between our customers and the VANS brand. The goal of these efforts is to establish a “Covenant with Youth” which underscores our commitment to the further promotion of the individuality and independence of the Core Sports lifestyle. We execute our brand building strategy in the following ways:

•	We own, produce and sponsor Core Sports events and contests such as the VANS Triple Crown Series.

•	We sponsor approximately 600 world class male and female Core Sports athletes to reinforce our brand as an authentic element of Core Sports.

•	We create and operate entertainment venues such as our skateparks and our VANS High Cascade Snowboard Camp.

•	We create unique brand building content such as the VANS Warped Tour and the movie Dogtown and Z-Boys to reinforce the authenticity of our brand and to further define it.

•	We develop key relationships to further enhance our brand and our business such as our joint venture with Pacific Sunwear, sponsorship agreements for the VANS Triple Crown Series with other leading brands, including Mountain Dew, G-Shock, Microsoft/Xbox, Ford Ranger, Gillette, and TransWorld Media and media alliances with NBC Sports and Fox Sports Net for the broadcast of the VANS Triple Crown Series and other Core Sports events.

•	We advertise and promote the VANS brand and Core Sports image through targeted advertising campaigns on television networks such as NBC, MTV, and Fox Sports Net , as well as in magazines such as TransWorld SKATEboarding, Thrasher, TransWorld SNOWboarding, Rolling Stone, Source, Maxim, Seventeen and Teen People.

•	We market our products and brand image online at www.vans.com, which includes multimedia content along with our online store.

•	We operate 97 full-price stores where our full footwear line is displayed.

     Designing and Developing a Strong and Appropriately Targeted Range of Products. We focus on the design and development of products that maintain the authenticity of the VANS brand while reflecting the current tastes and styles of our core customers. Our performance and casual footwear products incorporate distinctive outsoles, materials, fabrics, styles and colors and dependable construction designed to appeal to male and female Core Sports participants seeking performance footwear as well as the larger market of more mainstream consumers seeking footwear that represents youth, individuality and independence. We also seek to capitalize on the development of the VANS brand as an authentic Core Sports and active lifestyle brand to broaden our product offerings within our footwear line. In addition, through selective licensing of the VANS name and trademarks, we have strategically broadened our product offering to non-footwear categories, such as apparel and accessories, that appropriately represent the VANS brand image.

     Further Penetrating the Market Through our Multiple Channels of Distribution. We have developed a multi-faceted distribution system which provides the flexibility to adapt to particular markets and reach a broad range of customers. Our distribution system is comprised of the following:

•	Domestic Wholesale Sales. We distribute our products through over 2,000 domestic wholesale accounts.

•	Retail Sales. Our full-price stores, outlets and skateparks are an integral component of our strategy for building the VANS brand and staying close to the trends and fashion interests of our customers.

•	International Sales. We market and distribute our products on a country-by-country basis, taking into account the particular cultural, economic and business conditions present in each market. Our management is focused on realizing growth of our international sales primarily through the continued strengthening of our brand positioning and product merchandising and the growing overall awareness of our brand and Core Sports in the U.S. and abroad.

•	Internet. We also offer our products online in the U.S. at www.vans.com. We believe the Internet is an important platform to increase the exposure of our brand and proprietary content worldwide.

     Leveraging our Management Team and Infrastructure. We have added significant experience and talent across all facets of our business including product marketing, sales, retail, international, operations, finance and information technology. In addition to furthering the leadership position of the VANS brand with our target customers, our management team has been increasingly focused on product merchandising and design as well as various operating initiatives to further enhance our performance.

     Capitalizing on the Value of our Entertainment Content. Integral to our success in building VANS as a premiere lifestyle brand has been our emphasis on the creation of unique entertainment content and properties which reinforce and further define our brand image.

     Selectively Pursuing Strategic Acquisitions and Alliances. We often evaluate potential strategic acquisitions and alliances in the ordinary course as a means to build upon or complement our current business strategy. We selectively identify acquisition candidates and strategic alliances that will enable us to capitalize on our established infrastructure and our knowledge of the youth market to enhance and expand our product, Core Sports and entertainment offerings. Past acquisitions include our acquisitions of Switch Manufacturing, the VANS High Cascade Snowboard Camp, and Vans Inc. Limited (our UK distributor). Past alliances include our joint venture with Pacific Sunwear to market and sell apparel. In fiscal 2002, we completed the acquisition of a majority interest in the VANS Warped Tour and acquired Mosa Extreme Sports, Inc., maker of “Pro-Tec” protective gear, and in June 2002 we acquired the business of Compagnie Sunspot, our sales agent for France. We also consider from time to time larger acquisitions or alliances which, if completed, could have a more significant impact on our overall business.

PROPRIETARY BRANDING

     Our current branding and marketing strategy is to develop unique content and properties and seek out diverse opportunities to reinforce our brand image as indicative of the lifestyle embraced by Core Sports participants, enthusiasts and emulators. Our efforts in this regard are focused on building and reinforcing the authenticity and credibility of the VANS brand with our core customer base of 10 to 24 year olds. We are currently exploring potential strategic alliances with third parties to assist us in recognizing the growth opportunities which may be realized by the properties discussed below.

Ownership, Production and Sponsorship of Core Sports Events

     The identification of our brand with Core Sports and its lifestyle is most clearly established through our ownership, production and sponsorship of Core Sports events. While our most well known events are those that collectively make up the VANS Triple Crown Series, we are also active in the sponsorship and promotion of other Core Sports contests, events and leagues.

     The VANS Triple Crown Series. The VANS Triple Crown Series is a series of three major events in each of six Core Sports. We own and produce a majority of these events and we are the exclusive title sponsor of the remainder. The VANS Triple Crown Series is currently comprised of the following:

•	The VANS Triple Crown of Skateboarding

•	The VANS Triple Crown of Surfing

•	The VANS Triple Crown of Snowboarding

•	The VANS Triple Crown of Wakeboarding

•	The VANS Triple Crown of Freestyle Motocross

•	The VANS Triple Crown of BMX

     These events feature top worldwide athletes, many of whom we sponsor, competing in sanctioned contests at venues around the United States and Canada. The VANS Triple Crown Series includes skateboarding, surfing, snowboarding and wakeboarding events and is televised on the NBC and Fox Sports Net networks. The popularity and prestige of the VANS Triple Crown Series events also enables us to associate our brands with other top brands who sponsor these events, and are focused on our customer base, including Mountain Dew, G-Shock, Gillette, Ford Ranger and Microsoft/Xbox.

     Other Core Sports Events. In addition to the VANS Triple Crown Series, we produce and sponsor other popular Core Sports contests, events and leagues. In particular, we sponsor the VANS World Amateur Skateboarding Championships, the VANS Surfing Airshow Series, the Mt. Baker Banked Slalom snowboard race, the National Bike League and the American Bike Association. We believe our association with these events and organizations has been a critical aspect of solidifying the VANS brand as an authentic element of the Core Sports lifestyle.

Sponsorship of World Class Core Sports Athletes

     The approximately 600 professional and amateur athletes that we sponsor participate in a wide variety of Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, freestyle motocross, supercross, BMX riding and mountain biking. We seek out the top male and female athletes in these categories for sponsorship because of the positive association with the VANS brand image created by their success and because of their influence on the tastes, trends and fashions prevalent in the Core Sports lifestyle. Included among our featured premier athletes are the following:

•	Geoff Rowley: Thrasher magazine’s 2000 Skater of the Year

•	Bastien Salabanzi: 2001 and 2002 World Cup and World Champion Street Skater

•	Steve Caballero: According to Thrasher magazine, “likely to be looked upon as the greatest skater of the last century"

•	Tara Dakides: 2001 VANS Triple Crown of Snowboarding and X-Games Big Air Snowboarding Champion

•	Danny Kass: Winner of a silver medal at the 2002 Winter Olympics

•	Carey Hart: the first athlete to ever successfully complete a back flip on a motorcycle in competition

•	Serena Brooke: a top female surfer

•	Cory “Nasty” Nastazio: The 2000 “King of Dirt” champion

•	Rick Thorne: a top BMX rider

     We support our athlete endorsements with advertising and the distribution of posters , all featuring our sponsored athletes. Our sponsored athletes aid in the design of our products, make promotional appearances, wear our products exclusively and increase overall consumer awareness of the VANS brand.

Creation and Operation of Entertainment Venues

     We have developed unique venues for the promotion of and participation in Core Sports that, in addition to providing us with alternative sources of revenue, are important tools for reinforcing the authenticity of the VANS brand and its relationship to the Core Sports lifestyle.

     Skateparks. We currently operate 12 large-scale skateparks, including four in California, one at Potomac Mills in Virginia, one in Houston, Texas, one in Moorestown, New Jersey, outside of Philadelphia, one in Westminster, Colorado, outside of Denver, one in Phoenix, Arizona, one in Orlando, Florida, one in Atlanta, Georgia, and one in Novi, Michigan, outside Detroit. As discussed previously under the caption “Fiscal 2002 Results,” due to decreased attendance and revenues at our skateparks in fiscal 2002, we plan to close our poorest performing park, located in Bakersfield, California, in the next three to six months, and we wrote-down the fixed assets of our Denver skatepark in the fourth quarter of fiscal 2002. We plan to open one skatepark in calendar year 2003 in Sacramento, California.

     Our skateparks average approximately 43,000 square feet and each features world-class skateboarding facilities, including vertical ramps, mini-ramps and street courses, as well as a retail store and a pro shop. In addition, most of our skateparks include empty swimming pools suitable for skating. Our Ontario, California skatepark also includes a 15,000 square foot BMX dirt course. In addition to creating a unique venue for our core customers to participate in these activities and furthering the goodwill of our brand name within this group, our skateparks play a valuable role in building our brand among the significant number of people who visit the facilities to watch the participants as well as to shop in the attached retail stores and pro shops. We are exploring various ways of leveraging the value created by our skateparks, such as selling sponsorships, subleasing space for food and beverage vendors, and creating summer skate camps.

     VANS High Cascade Snowboard Camp. We own and operate the VANS High Cascade Snowboard Camp, the top summer snowboard destination in North America, located at the base of Mt. Hood in Oregon. Participants in the seven and ten day camp sessions enjoy state of the art snowboarding facilities and receive instruction from top snowboard coaches. When not snowboarding, campers may use other recreational facilities and have the opportunity to go wakeboarding and skateboarding. In fiscal 2002, we began operating skate camps at High Cascade.

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

     The VANS Warped Tour. In June 2001, we entered into an agreement to acquire majority ownership of the VANS Warped Tour, a traveling lifestyle, music and sports festival that visits top young adult markets throughout the world. The acquisition was completed in February 2002. Prior to the acquisition we had been the exclusive title sponsor of the Tour for six years. The 2002 VANS Warped Tour visited 47 U.S. and Canadian cities and had approximately 500,000 attendees. Included among the activities featured on the Tour are skateboarding and BMX demonstrations, vendor booths, video games, prize giveaways and performances by top alternative music bands. The 2002 VANS Warped Tour featured such popular bands as NOFX, AFI, Mighty Mighty Bosstones, Bad Religion and New Found Glory. Also featured is an amateur skateboarding competition in selected locations, with the winners being invited to participate at the VANS World Amateur Skateboarding Championships.

     “Off the Wall” Productions. In order to identify opportunities to further our brand strategy through the creation of proprietary branded content, we have established a production group known as “Off the Wall” Productions. In addition to producing the media content for the VANS Triple Crown Series and certain other Core Sports events, we financed and obtained the copyright to Dogtown and Z-Boys, a feature length documentary on the history of modern skateboarding, which won the Audience Favorite and Best Director Awards at the 2001 Sundance Film Festival and the 2002 Independent Spirit Award as Best Documentary, among other awards. Dogtown and Z-Boys was released theatrically in the United States to critical acclaim in April 2002. The DVD for the film was released by Columbia TriStar home video in August 2002, and the soundtrack was released by Universal Records in July 2002. We have also provided the financing for an animated television series entitled The Loonatic which chronicles the adventures of a free-spirited youth and his companions.

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

     Sponsorship of VANS Triple Crown Series Events. Over the last four years we have signed and renewed sponsorship agreements for the VANS Triple Crown Series with a number of leading brands, including Mountain Dew, G-Shock, Ford Ranger, Gillette and Microsoft/Xbox. The sponsorship agreements with these brands not only help to finance and expand the VANS Triple Crown Series, but also provide valuable cross-promotion opportunities with brands that we believe enable us to further connect with our core customers.

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

     Artist Relations. We build the VANS brand through product placement with key artists in the music, television and motion picture industries. For example, VANS-branded product, events and venues were prominently featured in the recent movies XXX and Blue Crush, and MTV recently aired an episode of its television series Jammed, featuring the Red Hot Chili Peppers in a performance at our Orange, California skatepark. We leverage these relationships through promotional tie-ins throughout our distribution network, such as in-store promotions and e-mail campaigns through our website.

Targeted Advertising and Promotion

     We seek to further enhance the VANS brand and Core Sports image through targeted mainstream advertising campaigns. These campaigns, which typically depict youthful, contemporary lifestyles and attitudes, are currently carried on television networks such as MTV, Comedy Central, NBC, and Fox Sports Net, and are also featured in magazines that appeal to our target demographic, including TransWorld SKATEboarding, Thrasher, TransWorld SNOWboarding, Source, Maxim, Seventeen and Teen People. We develop much of our advertising in-house, which allows us to control our creative messaging as well as our costs so that we can most efficiently utilize this means of brand promotion.

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

PRODUCT DESIGN AND DEVELOPMENT

     From our inception in 1966 through the mid-1990’s, our production capacity was limited to our domestic manufacturing facilities and our product design was limited to vulcanized canvas shoes featuring a single form of gum rubber outsole. In 1995, we shifted our manufacturing focus from our domestic facilities to sourcing our products through an agent in South Korea, which allowed us to incorporate a new “cupsole” type of shoe and increase the breadth of our shoe products. We have established an office in Hong Kong to oversee our production, and that office implemented direct sourcing from third party manufacturers in China and the Philippines in order to further capitalize on the strength of our brand with a stronger assortment of product.

     Our team of footwear merchandisers focuses on the design and development of products that maintain the authenticity of our brand while reflecting the current tastes and styles of core customers. Our merchandising professionals monitor styles prevalent in worldwide youth culture, including areas such as Core Sports, alternative music, television, clothing and movies to guide our designers. Integral to the design and development of our products is the input and feedback of our sponsored athletes, who assist in developing the technical features and styles of our products, and our retailers who provide feedback to help us remain in touch with the tastes and preferences of our target market. We also, from time to time, contract with third-party designers to supplement our in-house design group.

PRODUCTS

Men’s Footwear

     We segment our men’s footwear products through three categories of retail stores: independent skate and surf shops, mall-based specialty lifestyle stores, and family shoe, department, and specialty athletic and sporting goods stores.

     Independent Skate and Surf Shops. These stores cater to Core Sports participants and primarily carry our “Pro,” “Signature” and “Classics” shoe lines. Our Pro and Signature models are designed with specific features for skateboarding and contain more variations in material and more advanced technical performance features. Pro and Signature models are endorsed by some of the world’s top skaters, including Geoff Rowley, Steve Caballero, Omar Hassan, John Cardiel, Bastien Salabanzi, Dustin Dollin, Jim Greco, and Tony Trujillo and include such shoes as the Rowley XLT, the Cardiel 2, the Swindle, the Thunders, the Bastien Pro and the TNT. The Classics shoe line features our traditional vulcanized canvas and suede shoes and includes the Classic Slip-On, Authentic, Old Skool and Sk8-Hi.

     Mall-based Specialty Lifestyle Stores. Stores such as Journeys, Pacific Sunwear, Tilly’s, Gadzooks and Zumiez carry a cross-section of our products, including Signature and athlete-endorsed models, Classics, other lifestyle footwear, such as sandals, and some of our “Performance” shoes. Performance shoes are those which are designed for mainstream skate and lifestyle consumers. Performance shoes carried by these stores include the Nova and TNT.

     Family Shoe Stores, Department Stores and Specialty Athletic and Sporting Goods Stores. Stores such as Kohl’s, Mervyn’s, Famous Footwear, Footlocker, Foot Action and Finish Line carry our Performance line, including such shoes as the Delta, Richmond, Ashland and Maverick.

Women’s Footwear

     We market and sell our women’s footwear products through the same types of stores as our men’s footwear products. Our women’s footwear products include skate-influenced performance footwear, California lifestyle footwear, Classics and sandals. Many of these products incorporate fundamental features of our traditional men’s skate shoes with fashion-conscious detailing, colors and fabrics, such as suede, leather and canvas. Some of our women’s shoes include the Cara-Beth IV (the fourth generation of the first women’s signature skate shoe), the Upland Mule, Ashland, Westend and Mannaz. Many of our women’s shoes are endorsed by top Core Sports female athletes, including Tara Dakides, Serena Brooke and Cara-Beth Burnside.

Children’s Footwear

     We offer a variety of boys’ casual footwear based upon the styles of our men’s Signature and Performance lines, as well as Classics. These shoes include the Rowley XLT, Nova and TNT. We have also expanded our children’s line to include young girls’ shoes which are based upon the styles of our women’s line, including the Mannaz, Westend and Ashland.

Snowboard Boots; Step-in Bindings

     Our snowboard boot line is comprised of conventional strap-on boots and step-in boots which are designed to be compatible with the Switch Autolock step-in binding system. Our boots are endorsed by several world-class snowboarders, including Danny Kass (winner of a Silver Medal at the 2002 Winter Olympics), Tara Dakides, Daniel Franck (winner of a Silver Medal at the 1998 Winter Olympics), Temple Cummings, Kurt Wastell and Axel Pauporte. These riders work with our design and development team to create one of the most technically advanced lines in the market.

     We also were the first company to introduce snowboard boots featuring the Boa™ closure system. This revolutionary new system allows the rider to close and secure his or her boots by turning a dial rather than tying straps or boot laces. We license the Boa closure system from a third party pursuant to a long-term license agreement.

     We are also a leader in the step-in snowboard binding market through our Switch product line. We license the Switch step-in binding technology to leading snowboard boot brands such as DC Shoes and Heelside. During fiscal 2002, we also introduced our first conventional strap-binding for snowboard boots.

Apparel

     We design active lifestyle, skateboard and snowboarding apparel that embodies the VANS brand image. Our line includes T-shirts, hats, woven shirts, fleece, walkshorts and pants which focus on the skateboard and Core Sports culture. Our line also includes wallets and backpacks and is sold primarily through our own retail stores as well as to specialty skate and surf shops.

     Our snowboard line includes technical outerwear, jackets and pants, sweaters, polyester fleece, T-shirts, hats, gloves and accessories and is primarily sold to snowboard specialty and sporting goods stores.

     In March 1999, we entered into a joint venture, of which we own 51% interest, to develop, market and sell apparel with Pacific Sunwear. Pacific Sunwear provides product development, design, sourcing, quality control and inventory planning to the joint venture, and we contribute design services and license the VANS and Triple Crown trademarks and logos to the venture. Under the terms of the joint venture, we are precluded from entering into other licenses for apparel in the U.S. without Pacific Sunwear’s consent while maintaining the right to sell VANS branded apparel directly to other accounts.

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

Pro-Tec Protective Gear

     In April 2002, we acquired Mosa Extreme Sports, Inc., the leading maker of protective gear for Core Sports. Mosa markets its products under the “Pro-Tec” brand. The Pro-Tec product line includes helmets, knee and elbow pads, and wrist guards. Many of the leading Core Sports athletes endorse Pro-Tec products including skateboarders Bob Burnquist, Steve Caballero, Andy MacDonald, Brian Patch and Bucky Lasek, snowboarders Tara Dakides and Todd Richards, BMX riders Cory Nastazio and TJ Lavin, and wakeboarder Darin Shapiro. The acquisition of Mosa enables us to vertically integrate the Pro-Tec brand into our skateparks and retail stores and further leverage the VANS brand across multiple Core Sports.

SALES AND DISTRIBUTION

     We have a multi-faceted, worldwide distribution system designed to adapt our product mix to particular markets and reach a broad range of customers. The primary distribution channels for our products are:

Domestic Wholesale Sales Channel

     We sell our products through over 2,000 domestic wholesale accounts. We also sell our products through independent retailers such as skateboard and surf shops to maintain our authenticity and to stay close to our core customers.

     We strive to maintain the integrity of the VANS image by segmenting the distribution channels for our products based on criteria which include the retailer’s image, customer base and ability to effectively promote our products. Substantially all of our larger domestic accounts are managed by our in-house sales executives. We typically engage our independent sales representatives for our smaller accounts, as well as work with some of our larger accounts, pursuant to one year agreements. Compensation of independent sales representatives is limited to commissions on sales.

Retail Sales Channel

     Our retail distribution strategy is comprised of three principal formats: full price retail stores, outlet stores and skateparks. All of our retail stores carry a wide variety of VANS footwear products, along with apparel and accessory items, most of which bear the VANS brand name and logo. In addition, we sell a growing array of skateboard hard goods which are popular with our core customers. Our retail channel is an integral part of our strategy for building the VANS brand, providing wide exposure to all of our products and enabling us to stay close to the needs of our core customers.

     Full Price Retail Stores. We currently operate 97 full price retail stores in the United States. Our full price retail stores typically range from 800 to 4,200 square feet and are located in a mix of mall and free-standing locations. Over the last several years, we have embarked on a remodeling program to update the store layout in targeted stores and to achieve a more consistent format throughout our full-price retail stores. We also, as a matter of course, seek to identify underperforming stores for possible closure. We recently took a pre-tax impairment charge of $884,000 to write-down the assets of our three poorest performing full-price stores which were originally designed to be Vans Triple Crown stores. We have opened eight full-price stores to date in fiscal 2003 and currently plan to open one more store during the balance of fiscal year 2003.

     Outlet Stores. We currently operate 61 outlet stores in the United States, the United Kingdom, Austria, Spain and Guam. These stores serve an important role in our overall inventory management by allowing us to effectively distribute a significant portion of our discontinued or out of season products.

     Skateparks. We currently operate 12 large-scale skateparks, including four in California, one at Potomac Mills in Virginia, one in Houston, Texas, one in Moorestown, New Jersey, outside Philadelphia, one in Westminster, Colorado, outside Denver, one in Phoenix, Arizona, one in Orlando, Florida, one in Atlanta, Georgia, and one in Novi, Michigan, outside Detroit. As discussed previously under the caption “Fiscal 2002 Results,” we plan to close our Bakersfield, California park within the next three to six months.

     We believe our skateparks offer a unique entertainment venue for those who wish to skate or ride and for those who wish to watch these activities or shop in our retail stores. In addition to skateboard facilities and the retail and pro-shops, our skateparks include video games, vending machines, and concession machines. Beyond the number of actual skaters who purchase sessions to use the skateboarding facilities, a significant number of additional people attend our skatepark facilities to watch the participants as well as to shop at the attached retail shops.

     Our strategy is to locate the skateparks in metropolitan areas with high concentrations of skateboarders, and, where possible, in large destination shopping centers where the landlords are willing to help finance the construction of the skateparks. We also are exploring various ways of leveraging the value created by our skateparks, such as selling sponsorships, subleasing space for food and beverage vendors, creating summer skate camps, and sponsoring local skate competitions.

     For each of our skateparks, we carry liability insurance to cover accidents which may occur, and require that all users or their guardians execute waivers of liability. We require all users of our skateparks to wear helmets, and all users under the age of sixteen must wear knee pads and elbow pads. To date, we have incurred no significant liability with respect to activities at our skateparks.

International Sales Channel

     Our international distribution system is based on a market by market approach, that takes into account the particular cultural, economic and business conditions present in each international market. This strategy has led us to establish direct operations in key European markets, a joint venture in Mexico, a licensing arrangement in Japan, Hong Kong, Taiwan and South Korea and distribution agreements in approximately 30 other countries. Until recently, we also operated joint venture subsidiaries for Brazil, Argentina and Uruguay. Due to the significant devaluation of the Argentinean peso, the near collapse of the economy in Argentina and the impact of those events on Brazil and Uruguay, we are taking steps to terminate our operations in those countries. We incurred total pre-tax charges of $1.6 million in the fourth quarter of fiscal 2002 in connection with the planned terminations.

     Direct Sales and Distributors. We currently sell VANS products directly through our sales agents or employees or through distributors and licensees in approximately 50 foreign countries.

     In fiscal year 1997, we undertook a strategy to capture increased international sales and profit by commencing direct sales efforts in selected European countries. In connection with that strategy, we acquired our distributor for the United Kingdom, and in June 1998, we began utilizing sales agents, instead of distributors, in France and Germany. We recently acquired our sales agent for France and began direct sales operations in France through a subsidiary.

     The direct sales strategy enables us to capture some or all of the sales and profits previously realized by independent distributors, to better coordinate our brand marketing strategies in these key European countries and increase our product availability to local customers through our third party distribution center in Holland. Under our sales agency agreements, agents are paid a commission on sales and are responsible for all sales efforts in a particular territory. Our sales in Europe are made in local currencies.

     We currently use third party distributors for sales in approximately 30 countries worldwide. International distributors of Vans products receive a discount on the wholesale price of footwear products and are granted the right to resell such products in defined territories, usually a country or group of countries. Distribution agreements generally are exclusive, restrict the distributor’s ability to sell competing products, have a term of one to three years, provide a minimum sales threshold which increases annually, and generally require the distributor to spend a certain percentage of its revenues on marketing. We receive payment from all of our distributors in United States dollars.

     Licensing. We have established an exclusive footwear and apparel licensing arrangement with International Trading Corporation, a Japanese public company and one of the leading distributors and retailers of footwear and related accessories in Japan. Under this arrangement, ITC licenses the VANS brand name to market and sell products such as footwear, apparel, caps, sports bags, snowboards, sunglasses and stationery in Japan. ITC also licenses the VANS brand for the sale of footwear in Korea, Taiwan and Hong Kong. In addition, ITC also distributes our snowboard boots and bindings in Japan. Beyond ITC, we selectively license our trademarks to some of our other third party footwear distributors, generally for use in the production and sales of apparel and accessories, such as T-shirts and backpacks.

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

BACKLOG

     As of August 24, 2002, our backlog of orders for delivery in the second and third quarter of fiscal year 2003 was approximately $30.3 million, as compared to a backlog of approximately $39.1 million as of August 25, 2001, for delivery of orders in the second and third quarter of fiscal year 2002. Our backlog amounts exclude orders from our retail stores. Our backlog depends upon a number of factors, including the timing of trade shows, during which some of our orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. As a result of these and other factors, period-to-period comparisons of backlog may not necessarily be meaningful.

     In addition, we have historically shipped less than all orders in our backlog and we have shipped a large portion of our products towards the end of the quarter to meet seasonal peaks for the holiday and spring selling seasons. As a result, we may not learn of sales shortfalls until late in any particular fiscal quarter, which could result in an immediate and adverse effect on our business, financial condition and results of operations. Additionally, backlog orders are subject to both cancellation by customers and the ability of third party manufacturers to timely deliver product to fill such orders.

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

     We currently source all of our footwear products from independent third party manufacturers in China and the Philippines. The production staff of our Hong Kong subsidiary, located in Hong Kong, oversees all aspects of manufacturing and production in China and the Philippines. Approximately 40% of our apparel is sourced off-shore throughout Asia.

Distribution Facilities

     Products for domestic accounts are shipped either to our 144,000 square foot distribution center located in Santa Fe Springs, California or directly to our retail customers. Approximately 25% to 30% of our domestic sales are shipped directly from manufacturers to our retail customers. Our products for international distribution, with the exception of Europe, are typically shipped directly from the manufacturers to our customers. Shipments of product to European countries are made through a third-party operated distribution facility located in Holland. We are currently in the process of upgrading our distribution logistics systems, supply chain monitoring systems and inventory information systems.

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

     In fiscal 2002, we installed sophisticated point-of-sale systems in all of our stores and skateparks that enable us to track inventory from store receipt to final sale on a real-time basis, allow for rapid stock replenishment and concise merchandise planning, and managing inventory shrink. We also are currently installing a warehouse management system and material handling equipment at our Santa Fe Springs, California distribution center to enable us to achieve greater productivity at such facility.

COMPETITION

Footwear Industry

     The athletic and casual footwear industry is highly competitive. We compete on the basis of the design, quality and technical aspects of our products, the strength of the VANS brand, the brand’s authenticity with our core customer base and the athletes who participate in the Core Sports we promote and sponsor. Many of our competitors, such as Nike, Reebok, Adidas and Puma, have significantly greater financial resources than we do, have more comprehensive product offerings, compete with us in China and the Philippines for manufacturing sources and spend substantially more on product advertising than we do. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, we face competition from large, well-known companies, such as Nike, which has entered the market for skateboard shoes through an investment in a company called Savier and has also entered the skate and surf lifestyle market through its acquisition of Hurley. In addition, in the casual footwear market, we compete with a number of companies, such as Skechers, Converse, Airwalk, and Stride Rite (Keds), some of which may have significantly greater financial and other resources than we do. We also compete with companies such as Sole Technology, DC Shoes, DVS, Globe and Osiris which focus on selling products to Core Sports participants. Recently, one of these smaller competitors, Globe, announced that it was acquiring Kubic Marketing, Inc. a leading designer and distributor of Core Sports hard goods, and skateboard brands.

Skateparks

     Our skateparks are facing increased competition from recently constructed, large, free, public skateparks which are often located near our parks and are better maintained and more sophisticated than older public skateparks. This increased competition has had a material adverse impact on our skatepark business and has contributed to declines in attendance at our parks and forced us to lower ticket prices to attract more skaters, which has adversely impacted our gross margins. As a result, as discussed previously, we recently announced plans to close our Bakersfield, California skatepark in the next three to six months and we wrote-down the fixed assets at our Denver, Colorado skatepark in the fourth quarter of fiscal 2002.

Snowboard Industry

     We face significant competition in the snowboard boot and binding industries, most notably from Burton Snowboards, Salomon and K2. In the step-in binding segment of the industry, we compete, through Switch, on the basis of the quality and technical aspects of the Autolock binding system, and the strength of the Switch and Autolock brand names. Several large, well-known companies have developed step-in systems that compete with the Autolock binding system. In addition, conventional strap-in bindings have substantially greater market share than step-in systems and we anticipate this will likely continue for at least the next few years. This past season, we introduced our first strap-in bindings, but sales were lower than expected.

Apparel Industry

     We are a relatively new entrant in the apparel business. The apparel industry is highly competitive, more fashion-oriented and more fragmented than the athletic footwear market. Many of our competitors have significantly greater financial resources than we do and spend substantially more on product advertising.

INTELLECTUAL PROPERTY

     We hold trademarks, copyrights and patents on our products, brand names and designs which we believe are material to our business. We have made federal, state and international filings with respect to our material intellectual property, and intend to keep these filings current. We believe that our rubber “Off the Wall” sole design, the VANS trademark, various logos, trademarks and designs incorporating the VANS trademark, the striped designs known as the “Old Skool,” “Knu Skool,” and “Fairlane,” the “Pro-Tec” trademark for protective gear, and certain patents we hold for the Switch Autolock binding system and related technology are significant to our business and have gained acceptance among consumers and in the footwear industry. We are aware of several potentially conflicting trademark claims in the United States and other countries, and are currently engaged in, or contemplating trademark opposition or other legal proceedings, with respect to these claims. We do not believe these claims will have a material effect on our business. There can be no assurance that we will be able to use all of our trademarks and patents in any of the jurisdictions where conflicts exist. We regard our trademarks and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement both in the United States and internationally, including through the use of cease and desist letters, administrative proceedings and lawsuits.

EMPLOYEES

     As of August 23, 2002, we had 1,858 employees in the U.S. We consider our employee relations to be satisfactory. Our employees are not unionized and we have never suffered a material interruption of business caused by labor disputes.

RISK FACTORS

     We are engaged in the initial stages of a business turnaround at Vans. The success of a turnaround, by its very nature, involves a significant number of risks. You should carefully consider the risks described below before investing in our common stock. If any of the following risks actually occur, our business could be materially harmed and our turnaround could be negatively impacted. It also could cause the price of our stock to decline, and you may lose part or all of your investment.

IF WE ARE UNABLE TO CONTINUE TO DEVELOP AND MAINTAIN THE POPULARITY OF OUR BRAND OR FAIL TO ACCURATELY ANTICIPATE CHANGES IN FASHION TRENDS, DEMAND FOR OUR PRODUCTS MAY DECREASE.

     Our success is largely dependent on the continued strength of our brand. In addition, we must anticipate the rapidly changing fashion tastes of our customers and provide merchandise that appeals to their preferences in a timely manner. We cannot assure that consumers will continue to prefer our brand or that we will respond in a timely manner to changes in consumer preferences. In particular, fashion trends change more rapidly with respect to our women’s footwear line, which is comprised of fewer styles than our men’s footwear lines. In this regard, sales of our women’s footwear for fiscal 2002 decreased significantly when compared to fiscal 2001. We cannot predict whether the changes we have implemented to our women’s footwear line will reverse this trend during fiscal 2003.

     Achieving market acceptance for new products may also require substantial marketing and product development efforts and expenditures to create consumer demand. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance can be determined. As a result, we may fail to anticipate, identify or react appropriately to changes in consumer acceptance of our products’ styles and features. This could lead to problems such as excess inventories and higher than normal markdowns, lower gross margins due to the necessity of providing discounts to retailers, impairment of our brand name and brand image, as well as the inability to sell such products through our retail and outlet stores. In addition, our failure to anticipate consumer demand could result in inventory shortages, which can adversely affect the timing of shipments to customers, negatively impacting retailer and distributor relationships and diminishing brand loyalty.

     In addition, we use a variety of specialized fabrics in our footwear and clothing. The failure of footwear or clothing using such fabrics to perform to customer requirements could result in customer dissatisfaction with our products and could adversely affect the image of our brand name. We also in the past three years significantly increased the technical aspects of certain of our footwear and snowboard boots. If these technical features fail to operate as expected or satisfy customers, or if we fail to develop new and innovative technical features in a timely fashion, the result could adversely affect our business.

OUR ABILITY TO PROFITABLY OPERATE OUR SKATEPARKS IN THE FUTURE IS UNCERTAIN AND, IF UNSUCCESSFUL, WILL MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

     In November 1998, we opened our first large-scale skatepark. As of the date of this report, we are operating 12 skateparks, all of which are located in the U.S. We currently plan to open one skatepark in calendar year 2003. The construction of new skateparks requires the expenditure of a significant amount of capital resources, and the operation of the skateparks requires the expenditure of significant fixed expenses, such as rent. Since we have only been operating our skateparks for a relatively short period of time in only nine markets, we have limited operating results and cannot be certain that the parks will be a successful component of our business, particularly in new markets where skatepark businesses have not been established. Two of our skateparks (Bakersfield, California and Denver, Colorado) have not been profitable and we plan to close the Bakersfield park within the next 3 to 6 months. We took a pre-tax charge of $1.6 million in the fourth quarter of fiscal 2002 in connection with the planned closure, and we took a pre-tax charge in the fourth quarter of fiscal 2002 of $3.4 million to write-down fixed assets at our Denver skatepark. Many of our other skateparks have not been profitable in recent months. We cannot estimate when, if ever, they will become profitable again. If our skateparks ultimately do not prove to be profitable, our overall profitability could be materially adversely affected.

DURING THE PAST THREE QUARTERS OUR RETAIL STORE SALES HAVE DECLINED WHEN COMPARED TO COMPARABLE QUARTERS DURING THE PRIOR FISCAL YEAR.

     After seven years of increases in sales in our retail stores when compared with comparable periods during the prior year on a same-store basis, we have experienced declines in our sales revenues in our retail stores since the second quarter of fiscal 2002, when compared to the comparable period(s) during fiscal 2001 on a same-store basis. This trend continued in the fourth quarter of fiscal 2002 when same-store sales were down 7.4% for such quarter when compared to the comparable quarter of fiscal 2001. We also announced that the President of our Retail Division resigned, effective June 17, 2002, and that his position will not, for now, be filled. Instead, the Retail Division will be operated by our Vice Presidents of Retail Operations and Merchandising reporting to our Chief Executive Officer.

     If we continue to experience declines in sales revenues in our retail stores when compared to prior periods, our business as a whole will be materially adversely affected since our retail sales account for approximately one-third of our total sales, and the gross margins associated with our retail sales are generally higher than the gross margins we achieve in other segments of our business. In the fourth quarter of fiscal 2002 we wrote down the assets of our three poorest performing stores.

SALES TO OUR WHOLESALE CUSTOMERS FLUCTUATE PERIODICALLY AND WE ARE DEPENDENT ON SUCCESSFUL SELL-THROUGHS OF OUR FOOTWEAR PRODUCT LINES FOR A LARGE PORTION OF OUR SALES.

     Sales to our largest wholesale customers periodically fluctuate as do the gross margins associated with those sales. In this regard, due to lower-than-expected performance of our back-to-school 2001 and Spring 2002 product lines, U.S. wholesale sales decreased 11.1%, year-over-year, in fiscal 2002. If this trend is not reversed, our business will be materially adversely affected. In the fourth quarter of fiscal 2002, we recognized pre-tax expenses of $3.8 million to write-down slow moving inventory which is not performing well with our U.S. wholesale customers.

     In addition, the retail industry, and footwear retailers in particular, have periodically experienced consolidation, contractions and financial difficulties and if they happen again in the future this may result in loss of customers or uncollectability of accounts receivables in excess of amounts we have reserved. Furthermore, we depend upon our footwear product lines for a significant portion of our total sales. If retail sell-throughs of our footwear products decline, our financial results would be adversely affected.

OUR FINANCIAL RESULTS WILL BE AFFECTED BY MARKET CONDITIONS IN THE FOOTWEAR, SKATE AND APPAREL INDUSTRIES, WHICH ARE INTENSELY COMPETITIVE.

     The athletic and casual footwear industry is highly competitive. Competitive factors that affect our market position within the footwear and apparel industries include the style, quality and technical aspects of our products and the strength and authenticity of the VANS brand. Many of our competitors such as Nike, Reebok, Adidas and Puma have significantly greater financial resources than we do, have more comprehensive lines of product offerings, have greater brand recognition, compete with us in China and the Philippines for manufacturing sources and spend substantially more on product advertising than we do. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, we face competition from large, well-known companies, such as Nike, which has entered the market for skateboard shoes through an investment in a company called Savier and has also entered the skate and surf lifestyle market through its acquisition of Hurley. In addition, in the casual footwear market, we compete with a number of companies, such as Skechers, Converse, Airwalk and Stride Rite (Keds), some of which may have significantly greater financial and other resources than we do. We also compete with smaller companies, such as DC Shoes, Sole Technology, Globe, DVS and Osiris which specialize in marketing to our core skateboarding customers. Recently, one of these smaller competitors, Globe, announced that it was acquiring Kubic Marketing, Inc., a leading designer and distributor of Core Sports hardgoods and skateboard brands. Our inability to effectively compete in the footwear market would harm our business.

     Our skateparks are facing increased competition from recently constructed, large, free, public skateparks which are often located near our parks and are better maintained and more sophisticated than older public skateparks. This increased competition has had a material adverse impact on our skatepark business and has contributed to declines in attendance at our parks and forced us to lower ticket prices to attract more skaters, which has adversely impacted our gross margins. As a result, as discussed above, we recently announced plans to close our Bakersfield, California skatepark in the next three to six months and we wrote-down the fixed assets at our Denver, Colorado skatepark in the fourth quarter of fiscal 2002.

     We also face significant competition in the snowboard boot and binding industries, most notably from Burton Snowboards, Salomon and K2. Our Autolock snowboard binding system competes with several large well-known companies which have developed step-in bindings. In addition, conventional strap-in bindings have substantially greater market share than step-in systems and we anticipate this will likely continue for at least the next few years. This past snow season we introduced our first strap-in bindings, but sales were lower than expected. Our inability to effectively compete with other snowboard boot companies or other manufacturers of binding systems could harm our business.

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

     All of our shoes and snowboard boots are manufactured by independent suppliers located in the Peoples Republic of China for most of our international markets, and the Philippines for some European markets, Mexico and Argentina. We currently source our foreign-produced products through our subsidiary, Vans Far East Limited. Although we execute manufacturing agreements with our foreign manufacturers, we cannot assure that we will not experience difficulties with our manufacturers, such as reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to comply with our requirements for the proper utilization of our intellectual property, failure to meet production deadlines, or increases in manufacturing costs. In addition, if our relationship with any of our manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot assure that we would be able to obtain alternative manufacturing sources on a timely basis or on satisfactory terms. Should a change in our suppliers become necessary, we would likely experience increased costs, as well as substantial disruption and resulting loss of sales. We also utilize international sourcing agents who assist us in selecting and overseeing third party manufacturers, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The loss or reduction in the level of services from such agents could significantly affect our ability to efficiently source products from our independent manufacturers overseas, which could have a material adverse effect on our business.

     In addition, our relationships with independent foreign manufacturers are also subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, an increased likelihood of counterfeit, knock-off or gray market goods, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas) and restrictions on the transfer of funds, environmental regulation, and other changes in governmental policies. In particular, changes in U.S. tax law or interpretations thereof related to our operations could materially impact our effective tax rate. In addition, adverse changes in trade or political relations with China as a result of specific events such as the incident in 2001 resulting from a United States military plane landing and being detained in China or political instability in China would severely interfere with our manufacturing and would have a material adverse effect on our business. We cannot be certain that these factors will not materially adversely affect our ability to procure manufactured products in a cost-effective or timely manner in the future. Although we require our manufacturers to represent to us that their operations comply with their local laws governing labor practices and work conditions, and we periodically monitor such compliance, the failure of our manufacturers to comply with such laws could adversely impact our reputation and business.

     All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. Also, we may suffer delays in distributing our products due to work stoppages, slowdowns, or strikes at the ports where we land our products. These kinds of actions have been periodically threatened over the past several years, and we are aware of a current threatened action at the Long Beach, California port where we land the vast majority of our products.

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

     We do business through wholly-owned and co-owned subsidiaries and sales agents in a number of countries throughout the world. In connection with this strategy, we have established an operational structure to support the activities of our subsidiaries and sales agents in Europe. We also currently operate a joint venture to sell our products in Mexico, Argentina, Brazil and Uruguay. We may experience risks while doing business directly in foreign countries such as managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. We recently announced that we are terminating the operations of our joint venture subsidiaries in Brazil, Argentina, and Uruguay.

     In addition, we sell products in a number of countries throughout the world, and thus are exposed to economic fluctuations and movements in foreign currency exchange rates. In particular, our two largest international markets are Japan and France. Adverse changes in our business in those countries or in the economics of those or other countries in which we do business could have a material adverse effect on our business. The major foreign currency exposure for us involves the euro, the British pound, the Japanese yen and Latin American currencies such as the Mexican peso, the Argentinean peso and the Brazilian real. In particular, fluctuations in the past in the value of the euro and the British pound have had a significant, negative impact on our European business. Additionally, recent weaknesses in Latin American economies, particularly the Argentinean peso, have negatively affected our business in Brazil, Argentina and Uruguay, leading to our decision to terminate the operations of our joint ventures in those countries. We are also exposed to risks resulting from political instability, tariffs, counterfeit goods, restrictions on transfers of funds and other changes in governmental regulations.

IF THE CORE SPORTS WE SUPPORT DECREASE IN POPULARITY OR FAIL TO ATTRACT MEDIA COVERAGE, OR WE FAIL TO ATTRACT OR RETAIN SPONSORS FOR OUR CORE SPORTS EVENTS, OUR BUSINESS MAY BE HARMED.

     Our strategy is focused on the promotion and support of Core Sports. Many Core Sports are relatively new or have historically fluctuated in popularity, due in part to limited media coverage of these sports. Core Sports are followed by significantly fewer fans than more traditional sports, such as football, baseball and basketball. Although participation in, and viewership of, many of the Core Sports we promote are growing at a high rate, we cannot assure that the popularity of Core Sports will continue to grow. If any of the key Core Sports we promote loses popularity or fails to grow or attract media coverage, we may have to change our strategy with respect to those sports, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we rely on the sale of advertising spots to help finance the television programs we produce for our Core Sports events. Due to the weak market for selling such advertisements, we have been unable to sell sufficient advertisements to offset the cost of broadcasting our television programs on NBC and Fox Sports Net. Also, we rely on sponsorships to help finance and expand our Core Sports events. If our current sponsors do not renew their sponsorship agreements or if the revenues we receive from such sponsors decrease, and we are unable to attract additional sponsors, we will have to finance a greater portion of our Core Sports events ourselves, which would have a material adverse effect on our results of operations.

OUR FINANCIAL RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER AS A RESULT OF SEASONALITY IN OUR BUSINESS.

     The footwear industry generally is characterized by significant seasonality of net sales and results of operations. Our business is seasonal, with the largest percentage of our U.S. sales realized in our first fiscal quarter (June through August) or the “Back to School” months. In addition, because snowboarding is a winter sport, our sales of snowboard boots and Switch snowboard boot binding systems have historically been strongest in our first and second fiscal quarters (June through November). This seasonal fluctuation in consumer demand could have a material adverse effect on our business, financial condition and results of operations.

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

DISRUPTIONS IN THE SUPPLY OF LEATHER OR OTHER RAW MATERIALS COULD SIGNIFICANTLY INCREASE OUR PRODUCTION COSTS.

     Disruptions in the worldwide supply of leather, such as those that resulted from the outbreak of “mad cow” and “hoof and mouth” diseases in 2001, could cause prices for leather, which is a raw material component of our footwear products, to increase. If leather prices increase, the costs associated with our production of footwear would increase. In addition, increases in the cost of oil could increase the cost of rubber, which is also a raw material component of our footwear products. We may not be able to increase the price of our products to offset these increased costs. Any significant increases in our production costs could have a material adverse impact on our business.

ENERGY SHORTAGES, NATURAL DISASTERS, A DECLINE IN ECONOMIC CONDITIONS IN CALIFORNIA AND THE REACTIONS TO THE SEPTEMBER 11, 2001 TERRORIST ATTACK OR SUBSEQUENT TERRORIST ACTIVITIES OR THREATS COULD INCREASE OUR OPERATING EXPENSES OR ADVERSELY AFFECT OUR SALES REVENUE.

     A substantial portion of our operations are centered in California, including more than half of our retail stores, four skateparks, our corporate headquarters and our central distribution center. We recently experienced increased electricity and energy rates due to California’s energy and electricity shortages. Further shortages could impact or interrupt our business. Any such impact or interruption could be material and adversely affect our profitability. In addition, because a significant portion of our revenue comes from sales in California through our retail stores, the recent economic decline in California adversely affected our business. Future economic declines in California would likely have the same effect. Furthermore, a natural disaster or other catastrophic event, such as an earthquake affecting California, could significantly disrupt our business. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

     Our future results could be affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the September 11, 2001 or subsequent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

THE ACQUISITION OF ADDITIONAL BUSINESS ENTITIES IN THE FUTURE MAY HAVE UNANTICIPATED CONSEQUENCES THAT HARM OUR BUSINESS.

     We often evaluate various business entities as potential acquisition candidates in the ordinary course to build upon or complement our current business. Pursuant to this strategy, in April 2002 we acquired Mosa Extreme Sports, Inc., maker of “Pro-Tec” protective gear for Core Sports. Future acquisitions may be larger in scale than the Mosa Sports acquisition or other acquisitions we have completed in the past. Any acquisition we pursue, whether or not successfully completed, will involve numerous risks, including difficulties in the assimilation and integration of the operations, employees, technologies and products of the acquired companies, difficulties in potential conflicts with the existing culture of acquired companies, the diversion of management’s attention from other business concerns, risks associated with entering markets or conducting operations with which we have no or limited direct prior experience, and the potential loss of key employees of acquired businesses. Moreover, we cannot be certain that we will realize the anticipated benefits of any acquisition. Future acquisitions, which may be accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could harm our business and financial condition.

IF WE ARE UNABLE TO RETAIN OUR MANAGEMENT TEAM, OUR BUSINESS MAY BE HARMED.

     Our future success is highly dependent on the services of our management team. In particular, we are dependent on the continued services of Gary H. Schoenfeld, our President and Chief Executive Officer. The loss of the services of Mr. Schoenfeld or any of our other executive officers could have a material adverse effect on our business. In addition, the market for key personnel in the industries in which we compete is highly competitive, and we may not be able to attract and retain key personnel with the skills and expertise necessary to manage our business, both in the United States and internationally.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR BECOME SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, OUR BUSINESS MAY BE HARMED; WE ARE CURRENTLY INVOLVED IN INTELLECTUAL PROPERTY AND OTHER LITIGATION.

     We consider our “intellectual property” (trademarks, patents, etc.) to be critical to our business. We rely on trademark, copyright and trade secret protection, patents, non-disclosure agreements and licensing arrangements to establish, protect and enforce our intellectual property rights in our products. Despite our efforts to safeguard and maintain such rights, we cannot assure that we will be successful in this regard, and we cannot assure that third parties will not sue us for intellectual property infringement in the future. Furthermore, we cannot assure that our trademarks, products and promotional materials do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that we would, in such an event, not be prevented from using our trademarks and other intellectual property. Although any claims may ultimately prove to be without merit, the necessary diversion of management attention to, and legal costs associated with, litigation could materially and adversely affect our business. We have in the past sued and been sued by third parties in connection with certain matters regarding our trademarks, none of which has materially impaired our ability to utilize our trademarks. For example, in the third quarter of fiscal 2002 we settled litigation with The Burton Corporation who claimed we were infringing two patents owned by Burton. We are also currently involved in other litigation arising in the ordinary course of our business, not including intellectual property, which could adversely affect our business and financial condition.

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

     From time to time, we discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon our intellectual property rights. We cannot assure that the actions we take to establish and protect our intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating intellectual property rights. If we are unsuccessful in challenging a third party’s rights, continued sales of such product by that or any other third party could adversely impact our brand, result in the shift of consumer preferences away from our products, and generally have a material adverse effect on our business.

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

IF WE WERE UNABLE IN THE FUTURE TO SPONSOR SUITABLE ATHLETES TO ENDORSE OUR PRODUCTS ON REASONABLE TERMS, WE MAY HAVE TO CHANGE OUR MARKETING PLANS, WHICH MAY NEGATIVELY AFFECT OUR BRAND AND OUR BUSINESS.

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

CUSTOMERS THAT USE OUR PRODUCTS AND SKATEPARKS ENGAGE IN HIGH-RISK ACTIVITIES THAT COULD RESULT IN LEGAL CLAIMS THAT, IF SUCCESSFUL, COULD ADVERSELY IMPACT OUR BUSINESS.

     Participants at our skateparks and the VANS High Cascade Snowboard Camp and users of our products, including those who wear Pro-Tec protective gear produced by our recently acquired subsidiary, Mosa Sports, engage in high-risk activities such as skateboarding, snowboarding, in-line skating, freestyle motocross, supercross and BMX riding. Consequently, we are exposed to the risk of product liability or personal injury claims in the event that a user of our products or a visitor to our entertainment venues, including the concert venues of the VANS Warped Tour, is injured. Participants at our entertainment venues or users of our products may engage in imprudent or even reckless behavior, thereby increasing the risk of injury. We maintain general liability insurance (which includes product liability coverage) and excess liability insurance coverage in an amount which we believe is sufficient. However, we cannot be certain that such coverage will be sufficient, will continue to be available on acceptable terms, will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our financial condition and business reputation.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL.

     The market price of our common stock has fluctuated substantially since our initial public offering in August 1991. We cannot assure that the market price of our common stock will not continue to fluctuate significantly. Events such as future announcements concerning us or our competitors, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by us or our competitors, changes in earnings estimates by analysts, our failure to achieve analysts’ earning estimates, or changes in accounting policies, could cause the market price of our common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years, including decreases in the overall market indexes during 2000, 2001 and 2002 to date. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of our common stock and consequently, our ability to raise capital in the future.

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

ITEM 2. PROPERTIES

     All of our retail stores and skateparks are leased. Leases for our outlet stores typically provide for an initial lease term of three to five years with at least one renewal option for an additional three or five years. Leases for full-price, mall-based stores typically provide for a term of 10 years with no renewal option. Skatepark leases typically have an initial term of ten years with at least one ten-year renewal option. We currently have plans to only open one new skatepark in the near future. The park is located in Sacramento,

California, and we expect to open it during calendar year 2003. In most cases, we pay rent on a monthly basis, which is subject to periodic rent escalation provisions plus additional rent based on a percentage of sales in excess of certain breakpoints. In fiscal year 2002, our annual rent for our retail stores and skateparks was approximately $15.1 million without contingent payments.

     Until 1994, all of our retail stores were located in California. Since then we have added retail stores throughout the U.S. and Europe. Currently, more than half of our retail stores are in California with no more than three full-price retail stores or four outlet stores in any state or country outside California.

     Our corporate headquarters are located in Santa Fe Springs, California and consist of an aggregate of 36,000 square feet. The lease for our headquarters expires in 2007 with an option to extend for 10 years. The current aggregate annual rent for our headquarters is approximately $904,000 and is subject to adjustment during the term of the lease. We also lease space for our distribution center which is attached to our corporate headquarters. The rent for this facility is included in the total rent payments for our headquarters. The distribution center is approximately 144,000 square feet and is believed to be adequate at this time.

ITEM 3. LEGAL PROCEEDINGS

     Wage and Hour Litigation. During the third quarter of fiscal 2002, we settled the wage and hour litigation we discussed in our Annual Report on Form 10-K for Fiscal 2001. We agreed to stipulate to the certification of the class and pay claims of class members, attorneys’ fees and other administrative fees in an amount not to exceed $1.1 million. The settlement was preliminarily approved by the Court on January 30, 2002 and claim notices were mailed to class members in March and June. The final settlement was approved by the Court on August 8, 2002. We believe the aggregate amount we will have to pay in this matter will be approximately $875,000.

     Litigation involving former Officer and Consultant and Their Affiliates. On March 20, 2002, we filed a complaint in the Superior Court for the County of Los Angeles entitled Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, Catch Air Technology, et al, Case No. BC 27031. In this action, we have alleged that the defendants, one of whom is a former officer of Vans, and another of whom is a former consultant of Vans, engaged in a conspiracy to obtain unauthorized payments or “commissions” from certain of our factories in China. We also filed a separate arbitration proceeding against Messrs. Brabson and Rosendahl in which we made the same allegations. We believe the amount of money wrongfully obtained by the defendants exceeds $3.0 million. In the Superior Court action, we sought, and obtained, first a temporary restraining order, and then a preliminary injunction, prohibiting the defendants from transferring certain assets owned by them and from transferring monies held in certain bank accounts. Any recovery in this case will not be reflected in our financial statements until realized.

     Additionally, on March 1, 2002, we were sued in Superior Court for the County of Los Angeles by Cross-Fire Technology and its related entities (Cross-Fire Technology, et al vs. Vans, Inc. and Arthur I. Carver, Case No. BC 269228). The plaintiffs are controlled by certain of the individual defendants in the above lawsuit. The plaintiffs allege that an officer of Vans made unlawful threats against certain factories that make footwear for us and the plaintiffs and slanderous statements against an affiliate of the plaintiffs. We intend to vigorously defend this matter and currently believe we have meritorious defenses in this matter.

     On July 30, 2002, the Court consolidated both of the court cases into one action and consolidated both of the arbitration cases into a separate proceeding. The Court set a trial date of February 24, 2003, for the Superior Court action and ordered that the arbitration proceeding be concluded by January 31, 2003.

     In addition to the foregoing, from time to time we are the subject of claims in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Information.

     Our common stock is traded on the Nasdaq National Market under the symbol “VANS.” The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by the Nasdaq National Market.

	HIGH	LOW

Fiscal Year Ended May 31, 2000
First Quarter	$12.75	$9.63
Second Quarter	13.00	10.25
Third Quarter	16.44	11.56
Fourth Quarter	17.06	13.88
Fiscal Year Ended May 31, 2001
First Quarter	$16.44	$12.31
Second Quarter	17.88	12.00
Third Quarter	23.12	13.88
Fourth Quarter	24.59	17.50
Fiscal Year Ended May 31, 2002
First Quarter	$24.40	$15.70
Second Quarter	15.79	9.65
Third Quarter	15.50	11.45
Fourth Quarter	14.34	9.76

     On August 27, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $6.40. As of August 27, 2002, there were 258 holders of record of our common stock.

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

Equity Compensation Plan Information.

     The following table provides information, as of May 31, 2002, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance

Plans approved by stockholders	1,623,296	$10.99	1,126,207
Plans not approved by stockholders	None	Not applicable	Not applicable

Total	1,623,296		1,126,207

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	YEARS ENDED MAY 31,

	2002		2001	2000	1999	1998

			(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales	$332,351		$341,195	$277,328	$210,113	$176,559
Net earnings (loss)	$(2,595	)(1)	$14,990	$12,087	$8,725	$(2,677	)(2)

	YEARS ENDED MAY 31,

	2002		2001	2000	1999	1998

			(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Earnings (loss) Per Share Information:
Basic:
Earnings (loss) per share before Cumulative effect of accounting Change	$(0.15	)(1)	$1.09	$0.89	$0.66	$(0.20	)(2)
Weighted average common shares	17,764		14,165	13,603	13,290	13,284
Diluted:
Earnings (loss) per share before Cumulative effect of accounting change	$(0.15	)(1)	$1.02	$0.84	$0.64	$(0.20	)(2)
Weighted average common shares	17,764		15,196	14,468	13,667	13,284
BALANCE SHEET DATA:
Total assets	$256,727		$236,960	$171,477	$130,538	$113,338
Long-term debt	$3,192		$2,348	$12,131	$8,712	$1,874
Stockholders’ equity	$204,307		$190,478	$108,317	$95,151	$86,148

(1)	Reflects: (i) impairment charges of $6,579,000 incurred in the fourth quarter of fiscal 2002 in connection with the planned closure of our Bakersfield skatepark, the write-down of assets at our Denver skatepark and our three poorest performing retail stores, and the write-down of production costs for certain entertainment assets; and (ii) expenses of $8,468,000 primarily related to the write-down of slow-moving inventory, the planned shut-down of our joint venture operations in Brazil and Argentina, settlement of certain litigation, a higher level of returns and allowances, and severance payments. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. — Fiscal 2002 Overview.”

(2)	Reflects: (i) $8.2 million of restructuring costs associated with the closure of our Vista, California manufacturing facility, and the restructuring of our distribution system; and (ii) a $9.4 million write-down of inventory in the fourth quarter of fiscal 1998.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial data and our consolidated financial statements included in this report. Certain amounts have been reclassified to conform to the current year presentation. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1. “Business — Risk Factors” and elsewhere in this report.

GENERAL OVERVIEW

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

FISCAL 2002 OVERVIEW

     In fiscal 2002, we experienced a decline in year-over-year revenues for the first time in eight years. Our business was adversely affected by the events of September 11, 2001, the general slowdown in business around the world and in California, which is our largest market, and the lower-than-expected performance of our back-to-school 2001 and Spring 2002 product lines, all of which resulted in decreases in U.S. wholesale sales and international sales, year-over-year, of 11.1% and 0.9%, respectively, and a comparable store sales decrease of 3.5% for our retail stores. In addition, we also were adversely impacted by decreased attendance and revenues at our skateparks in fiscal 2002 which we believe primarily resulted from increased competition from large, free public skateparks which are frequently located in close proximity to our skateparks.

     The above items had the following consequences in the fourth quarter of fiscal 2002: (i) we decided to close our Bakersfield, California skatepark in the next three to six months; (ii) we wrote down the assets of our Denver skatepark; (iii) we wrote down the assets of our three poorest performing stores; (iv) we provided a specific provision for doubtful accounts on those amounts due from our joint ventures in Brazil, Argentina and Uruguay ; and (v) we wrote down slow-moving and obsolete inventory. We incurred the following pre-tax charges and expenses in connection with these and other matters:

		Pre-Tax Amount of	Line Item of Statement
	Item	Charge or Expense	of Operations Impacted

-	Planned closure of Bakersfield skatepark and write-down of assets of Denver skatepark and three retail stores	$5,852,000	Impairment charge
-	Inventory write-down	$3,788,000	Cost of sales
-	Planned closure of joint venture operations in Brazil and Argentina	$1,600,000	Provision for doubtful accounts
-	Write-down of capitalized production costs for entertainment and related assets	$727,000	Impairment charge
-	Higher than expected returns and allowances	$939,000	Net sales
-	Severance payments	$518,000	Selling and distribution and General and administrative
-	Litigation and legal matters	$655,000	Cost of sales and general and administrative
-	Higher than expected reserve for potential bad debt	$555,000	Provision for doubtful accounts
-	Costs of uncompleted acquisition	$267,000	General and administrative
	Miscellaneous	$146,000	Costs of sales, selling and distribution, and other expense
	TOTAL	$15,047,000

CRITICAL ACCOUNTING POLICIES

     Our financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. Changes in the estimates or other judgements of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the financial statements. We believe our most critical accounting policies relate to:

     Accounts Receivable. We evaluate the collectibility of our accounts receivable on a case-by-case basis, and make adjustments to the provision for doubtful accounts for expected losses. We consider such things as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, we estimate the provision for doubtful accounts based on historical experience and past due status of the accounts. If actual market conditions are less favorable than those projected by us, additional provisions for doubtful accounts may be required. During fiscal 2002 we increased our provision for doubtful accounts based on our decision to close our operations in Brazil, Argentina and Uruguay and the failure of one of our service providers to make timely payments under its contract.

     Inventory. Inventories are valued at the lower of cost or market. We determine finished goods inventories by the first-in, first-out method (“FIFO”). We write-down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. During fiscal 2002, we increased our lower of cost or market adjustment primarily based on our decision to discontinue our outdoor line of product and our color-changing women’s product known as the “Compel Tones.”

     Impairment Losses on Property, Plant and Equipment. We evaluate the carrying value of assets for impairment when the assets experience a negative event (i.e., significant downturn in operations, natural disaster, etc.). When these events are identified, we review the last two years of operations, for example, on a store-by-store basis and, if there are increasing trends in losses, we estimate future undiscounted cash flows. If the projected undiscounted cash flows do not exceed the carrying value of the assets, we write-down the assets to fair value based on discounted projected cash flows. The most significant assumptions we use in this analysis are those made in estimating future discounted cash flows. In estimating cash flows, we generally used the financial assumptions in our current budget and our strategic plan and modify them on a store-by-store basis if other factors should be considered. Although we believe our assumptions are reasonable given our current operating performance, any change in market conditions could result in additional impairment losses. During fiscal 2002, we incurred impairment charges of $5,852,000 in connection with the planned closure of our Bakersfield skatepark and the write-down of assets at our Denver skatepark and three retail stores.

     Impairment losses on Goodwill. Goodwill is tested for impairment annually at the reporting unit level. The impairment, if any, is measured based on the estimated fair value of the associated goodwill. Fair value is determined by using a combination of techniques, such as the traditional present value approach, the expected cash flow approach, and the multiple of earnings approach. The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our current budget and our strategic plan including sales and expense growth rates and the discount rate we estimate to represent our cost of funds. During fiscal 2002, no significant changes were made to the estimates or other judgements that support our impairment analysis.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

	FISCAL YEARS ENDED MAY 31,

	2002	2001	2000

Net sales	100%	100.0%	100.0%
Cost of sales	54.2	56.5	57.2

Gross profit	45.8	43.5	42.8
Operating expenses:
Selling and distribution	28.3	23.6	22.9
Marketing, advertising and promotion	10.3	7.3	7.3
General and administrative	5.0	4.2	4.0
Impairment charges	2.0	0.0	0.0
Provision for doubtful accounts	0.7	0.1	0.3
Amortization of intangibles	0.1	0.5	0.5

Total operating expenses	46.4	35.7	35.0

Earnings (loss) from operations	(0.6)	7.8	7.8
Interest income	0.1	0.1	0.1
Interest and debt expense	0.0	(0.8)	(1.0)
Other income (expense), net	(0.1)	0.3	0.3

Earnings (loss) before income taxes, minority interest in income of consolidated subsidiaries and cumulative effect of accounting change	(0.6)	7.4	7.2
Income tax (benefit) expense	(0.2)	2.5	2.4
Minority share of income	0.4	0.4	0.4

Net earnings (loss) before cumulative effect of accounting change	(0.8)%	4.5%	4.4%

FISCAL YEAR ENDED MAY 31, 2002, AS COMPARED TO FISCAL YEAR ENDED MAY 31, 2001

Net Sales

     Net sales for fiscal 2002 decreased 2.6% to $332,351,000 from $341,195,000 for the same period a year ago. The sales decrease was primarily due to an 11.1% decrease in U.S. wholesale sales, partially offset by a 7.3% increase in U.S. retail sales, as discussed below.

     Total U.S. sales, including sales through our U.S. retail stores, decreased 3.3% to $235,051,000 in fiscal 2002 from $242,974,000 in fiscal 2001. Total international sales, which include sales through our seven European outlet stores, decreased 0.9% to $97,300,000 in fiscal 2002 from $98,221,000 in fiscal 2001.

     The decrease in total U.S. sales resulted from an 11.1% decrease in U.S. wholesale sales primarily as a result of a significant decline in our women’s business. This decrease was partially offset by a 7.3% increase in U.S. retail store sales. The increase in U.S. retail store sales was driven by sales from a net increase of 20 new stores versus a year ago, including four skateparks. The increase in U.S. retail store sales was partially offset by a 3.5% decline in comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) and a 25.2% decrease in comparable skatepark sessions revenue. The decrease in international sales through VFEL was primarily due to decreased sales in France, Argentina, Japan (primarily snow product), Spain, Canada, and Brazil, partially offset by increased sales in the United Kingdom and Mexico and an increase in royalties from our licensee for Japan.

Gross Profit

     Gross profit increased 2.7% to $152,378,000 in fiscal 2002 from $148,415,000 in fiscal 2001. As a percentage of net sales, gross margin percentage increased to 45.8% for fiscal 2002, versus 43.5% for fiscal 2001, primarily due to changes in channel mix (i.e. increased retail and skatepark revenue as a percentage of sales and increased royalties). These increases were partially offset by a $3.8 million lower of cost or market adjustment to inventory incurred in the fourth quarter of fiscal 2002.

Loss from Operations

     We incurred an operating loss of ($1,909,000) in fiscal 2002 versus earnings from operations of $25,234,000 in fiscal 2001. Operating expenses in fiscal 2002 increased 26.7% to $154,355,000 from $121,850,000 in the same period a year ago, due primarily to a $13,695,000 increase in selling and distribution expense, a $9,301,000 increase in marketing, advertising and promotion expenses, a $2,422,000 increase in general and administrative expenses, the $6,579,000 impairment charge we incurred in the fourth quarter of fiscal 2002 discussed above, and a $1,906,000 increase in the provision for doubtful accounts discussed below. As a percentage of sales, operating expenses increased to 46.4% for fiscal 2002, versus 35.7% last year.

     Selling and distribution. Selling and distribution expenses increased 17.0% to $94,123,000 in fiscal 2002 from $80,429,000 in fiscal 2001, primarily due to approximately $14,796,000 of increased personnel costs (including approximately $425,000 in accrued severance payments to employees), rent expense and other operating costs associated with the expansion of our retail division by the net addition of 20 new stores, including four skateparks. These increases were partially offset by a $1,101,000 decrease in actual distribution costs related to our U.S. and international wholesale sales.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 37.3% to $34,258,000 in fiscal 2002 from $24,957,000 in fiscal 2001, primarily due to: (i) an approximately $2,500,000 increase in costs associated with our new television agreement with NBC Sports for the VANS Triple Crown™ Series which we were not able to offset by selling enough advertising spots for the programs due to the weak market for selling such advertisements; and (ii) an approximately $5,900,000 planned increase in marketing expenditures related primarily to the first six months of fiscal 2002 that we committed to at the beginning of fiscal 2002 based on forecasted sales. The planned increase was related to higher costs associated with the Vans Triple Crown™ Series, increased advertising during the back-to-school selling season and new product-specific advertising. We did not achieve our sales forecast primarily due to the factors described under “Net Sales” above, and as a result, marketing, advertising and promotion expense as a percentage of sales increased to 10.3% for fiscal 2002 from 7.3% for fiscal 2001.

     General and administrative. General and administrative expenses increased 17.0% to $16,700,000 in fiscal 2002 from $14,278,000 in fiscal 2001, primarily due to: (i) the accrual of $875,000 in connection with the settlement of certain litigation (see “Item 3. Legal Proceedings”); (ii) an approximately $1,000,000 million increase in employee-related expenses; (iii) an approximately $800,000 increase in personnel and other expenses related to VFEL and Vans Inc. Limited, our 100% owned U.K. distributor; (iv) an approximately $400,000 increase in legal and consulting expenses related to the above-mentioned litigation and the worldwide effort to protect and preserve our intellectual property rights; (v) an approximately $350,000 increase in professional fees for international tax consulting; and (vi) approximately $267,000 in due diligence costs related to an acquisition which we did not complete. These increases were partially offset by an approximate $3,129,000 decrease in our bonus provision year-over-year.

     Impairment charges. We incurred pre-tax impairment charges of $6,579,000 in the fourth quarter of fiscal 2002 related to the issues discussed above. The charges break-down as follows: (i) approximately $1,590,000 in impairment charges and shut-down costs associated with the planned closure of our Bakersfield skatepark; (ii) approximately $3,378,000 in impairment charges associated with the write-down of assets at our Denver skatepark which we will continue to operate; (iii) approximately $884,000 in impairment charges associated with our three poorest performing retail stores (formerly “Triple Crown” stores), all of which we will continue to operate; and (iv) approximately $727,000 in impairment charges associated with the production costs for certain entertainment assets.

     Provision for doubtful accounts. The amount provided for the allowance for doubtful accounts increased to $2,428,000 in fiscal 2002 from $522,000 in fiscal 2001 primarily due to: (i) a $1,600,000 specific reserve related to the planned closure of our joint venture operations in Brazil, Argentina and Uruguay which have experienced operating declines as a result of the region’s economic difficulties; and (ii) a $300,000 specific reserve primarily related to the failure of one of our service providers to make timely payments under its contract .

     Amortization of intangibles. Amortization of intangibles decreased to $266,000 in fiscal 2002 from $1,665,000 in fiscal 2001 due to our June 1, 2001 adoption of Statements of the Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other intangible Assets” which require that we prospectively cease the amortization of goodwill and instead conduct periodic tests of goodwill for impairment.

Interest Income

     Interest income increased to $1,984,000 in fiscal 2002 from $242,000 in fiscal 2001 due to higher cash balances resulting from cash generated by our May 2001 public offering. See “— Liquidity and Capital Resources.”

Interest and Debt Expense

     Interest and debt expense decreased to $858,000 in fiscal 2002 versus $2,814,000 in fiscal 2001 due to decreased borrowings under our credit facility. See “— Liquidity and Capital Resources.”

Other Income (Expense)

     Other income (expense) decreased to an expense of $1,059,000 in fiscal 2002 from $1,242,000 of income in fiscal 2001 primarily due to: (i) an approximately $1,142,000 increase in exchange rate losses related primarily to Argentina and Brazil; (ii) a $1,067,000 gain recognized in fiscal 2001 on the sale of our former manufacturing facility in Orange, California which was not duplicated in fiscal 2002; (iii) a $664,000 decrease in the gain recognized from the sale and earn-out of our interest in the entity which owned the VANS Warped Tour which was subsequently repurchased by us; and (iv) an approximate loss of $417,000 of rental income due to the sale of our former manufacturing facility in fiscal 2001, discussed above, which had been leased to third parties in fiscal 2001. These decreases were partially offset by the non-recurrence of an other-than-temporary decline in the fair value of securities held by us of $1,075,000 recognized in fiscal 2001.

Income Tax (Benefit) Expense

     Income tax (benefit) expense decreased to a benefit of $573,000 in fiscal 2002 versus an expense of $8,580,000 in fiscal 2001 primarily due to the loss incurred for fiscal 2002 and the decrease in our effective tax rate from 34.0% in fiscal 2001 to 30.0% in fiscal 2002. The decrease in our effective tax rate was due to the tax benefit derived from the operation of VFEL.

Minority Share of Income

     Minority share of income increased to $1,259,000 in fiscal 2002 from $1,223,000 in fiscal 2001, primarily due to increased profitability of our joint venture in Mexico and our subsidiary, Van Pac LLC, mostly offset by the decreased profitability of our joint ventures in Brazil and Argentina.

FISCAL YEAR ENDED MAY 31, 2001, AS COMPARED TO FISCAL YEAR ENDED MAY 31, 2000

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

     The increase in total U.S. sales resulted from a 28.5% increase in domestic wholesale sales as a result of increased penetration of existing accounts and a 32.9% increase in sales through our U.S. retail stores. The increase in U.S. retail store sales was driven by sales from a net increase of 10 new stores versus a year ago, including three skateparks, and a 12.7% increase in comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) which was partially attributable to store remodels, store expansions and increases in sales of equipment and women’s shoes. The increase in international sales was primarily due to increased sales in Latin America and Europe and an increase in royalties from International Trading Corporation (“ITC”), partially offset by a decrease in sales to Japan, which resulted from a change in our contractual relationship with ITC from a distribution arrangement to a license arrangement. The increase in European sales was also partially offset by the decline in the euro and the pound, year-over-year.

Gross Profit

     Gross profit increased 25.1% to $148,415,000 in fiscal 2001 from $118,678,000 in the same period a year ago. As a percentage of net sales, gross margin percentage increased to 43.5% for fiscal 2001 from 42.8% for the same period a year ago. The increase in gross profit as a percentage of sales was primarily due to a change in sales mix (e.g., higher-margin retail sales made up 30.3% of total net sales in fiscal 2001, versus 28.0% in the same period a year ago), an increase in skatepark revenue, and an increase in royalties, year-over-year, partially offset by a decline in gross profit in Europe due to the decline in the euro and the pound.

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

Interest and Debt Expense

     Interest and debt expense increased to $2,814,000 in fiscal 2001 from $2,637,000 in the same period a year ago, primarily due to increased borrowings under our credit facility. See “— Liquidity and Capital Resources, Borrowings.”

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

Cumulative Effect of Accounting Change

     We adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) in the fourth quarter of fiscal 2001 with an effective date of June 1, 2000. SAB No. 101 summarizes the SEC’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. As a result of the adoption of SAB No. 101, we recognized a one time, non-cash, cumulative effect adjustment of $441,000 for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     We have historically financed our operations with a combination of cash flows from operations, borrowings under a credit facility and the sale of equity securities. In May 2001, we completed an underwritten public offering of our common stock. In connection with the offering, 2,800,000 shares of our common stock were sold for net proceeds of $60.1 million. In June 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. Most of the proceeds of such offering are being used to open retail stores and skateparks and for general corporate purposes, including the repurchase of our common stock pursuant to the share repurchase program we adopted on September 21, 2001. Certain of the proceeds were used to repay debt and purchase investment grade marketable debt securities.

     We experienced an inflow of cash from operating activities of $24,990,000 for fiscal 2002, compared to an inflow of $18,484,000 for the same period a year ago. Cash provided by operations during fiscal 2002 primarily resulted from the add-back for depreciation and amortization, the add-back of impairment charges, the decrease in accounts receivable from $38,133,000 at May 31, 2001, to $28,024,000 at May 31, 2002, and a decrease in net inventory from $52,828,000 at May 31, 2001, to $48,835,000 at May 31, 2002. These inflows from operating activities were partially offset by the loss for the year and increases in deferred income taxes and income taxes payable. Cash inflows from operations in fiscal 2001 primarily resulted from earnings and the add-back for depreciation and amortization, partially offset by increases in accounts receivable and inventory.

     We had a net cash outflow from investing activities of $61,794,000 in fiscal 2002 compared to a net cash outflow of $15,536,000 in fiscal 2001. The cash outflows in fiscal 2002 were primarily due to net purchases of investment grade corporate bonds and asset backed securities with maturities of generally three months to two years, capital expenditures related the purchase of Mosa, new retail store openings and skateparks and our purchase of a majority interest in the VANS Warped Tour® which was completed in the third quarter of fiscal 2002. Cash used in investing activities for fiscal 2001 was primarily related to new retail store openings and skateparks.

     We had a net cash inflow from financing activities of $6,281,000 for fiscal 2002 compared to a net cash inflow of $41,814,000 for fiscal 2001. The decrease in the net cash inflow, year-over-year, was primarily due to the net proceeds from the public offering of our common stock. Partially offsetting the decrease in net cash inflows was a decrease in the repayment of short-term borrowings. See “— Borrowings” below.

     Accounts receivable, net of allowance for doubtful accounts, decreased from $38,133,000 at May 31, 2001, to $28,024,000 at May 31, 2002, primarily due to decreased wholesale sales, both in the U.S. and Argentina, and the increased allowance for doubtful accounts. Inventories decreased from $52,828,000 at May 31, 2001 to $48,835,000 at May 31, 2002, primarily due to a planned reduction in the number of finished goods held for sale at our retail stores, partially offset by the net increase of 20 new stores versus a year ago and an increase in our lower of cost or market adjustment.

Borrowings

     We maintain an unsecured revolving credit facility pursuant to a credit agreement with several lenders. This credit facility permits us to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases.

     The loss we incurred in the fourth quarter of fiscal 2002 caused us to be out of compliance with one of the financial covenants contained in the credit agreement. We recently reached an agreement with our lenders to amend the credit agreement to (i) lower the amount of the revolving credit facility from $85 million to $45 million, and (ii) waive our non-compliance with the financial convenant.

     The revolving line of credit expires on April 30, 2004. We have the option to pay interest on revolving line of credit advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. The LIBOR rate margin and the base rate margin are based on our ratio of “Funded Debt” to “EBITDA,” each as defined in the credit agreement.

     We previously had a $15.0 million term loan, of which approximately $5.0 million was disbursed at the original closing of the credit facility to replace a portion of our former credit facility used for our 1998 stock repurchase program, which was completed in the fiscal year ended May 31, 1999, approximately $3.0 million was disbursed in the second quarter of the fiscal year ended May 31, 2000 for capital expenditures, and the remaining portion was disbursed in the first quarter of the fiscal year ended May 31, 2001 for capital expenditures. The term loan was paid off in full in May 2001 with a portion of the net proceeds of our May 2001 public offering.

     Under the amended credit agreement, we must maintain certain financial covenants and are prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the lenders. At May 31, 2002, we had no borrowings under the credit facility.

     Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At May 31, 2002, the aggregate outstanding balance under the note was $2,763,000.

Share Repurchase Program

     On September 21, 2001, we adopted a 1.0 million share repurchase program. Through August 16, 2002, we had repurchased 455,700 shares under the program for an aggregate of $2.8 million.

Capital Expenditures

     Our material commitments for capital expenditures are currently primarily related to the opening and remodeling of retail stores and the opening of skateparks. We have opened eight full price stores to date in fiscal 2003 and currently plan to open one more store in the balance of fiscal 2003. We also plan to remodel approximately six existing stores in the balance of fiscal 2003. We estimate the aggregate cost of these new stores and remodels to be approximately $4.2 million.

     We also plan to open one skatepark in calendar year 2003 and estimate the cost of this park to be approximately $3.0 million.

Long Term Obligations

The following table presents our long-term contractual obligations:

		PAYMENTS DUE BY PERIODS

	TOTAL	LESS THAN ONE YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS

Long-term debt	$3,192,000	$—	$2,863,000	$—	$329,000
Operating leases	133,747,000	17,633,000	33,926,000	31,160,000	51,028,000
Issued but undrawn letters of credit	17,563,000	17,563,000	—	—	—

Total contractual cash obligations	$154,502,000	$35,196,000	$36,789,000	$31,160,000	$51,357,000

Capital Resources

     Our liquid asset position consists of cash and money market mutual funds of $28,447,000 and investment grade federal agency notes, corporate bonds and asset backed debt securities with remaining maturities of 3 months to two years of $27,544,000. This compares to cash and money market mutual funds of $59,748,000 at May 31, 2001. We believe our capital resources, including the availability under our credit facility and cash flow from operations, will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.*

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective for us in the first quarter of fiscal year 2004. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet determined the impact of adopting SFAS 143 on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses the impairment for all tangible assets. SFAS 144 will be effective for us in the first quarter of fiscal year 2003. We do not expect that the impact of adopting SFAS No. 144 will be material to our financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS No. 145”), which will be effective for us in fiscal 2003. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items; eliminates inconsistencies in lease modification treatment and makes various technical corrections or clarifications of other existing authoritative pronouncements. We do not expect that the impact of adopting SFAS No. 145 will be material to our financial statements.

____________

•	Note: This is a forward-looking statement. Our actual cash requirements could differ materially. Important factors that could cause our need for additional capital to change include: (i) our rate of growth; (ii) the number of new skateparks we decide to open which must be financed in whole, or in part, by us; (iii) our product mix between footwear and snowboard boots; (iv) our ability to effectively manage our inventory levels; (v) timing differences in payment for our foreign-sourced product; (vi) the increased utilization of letters of credit for purchases of foreign-sourced product; (vii) timing differences in payment for product which is sourced from countries which have longer shipping lead times, such as China; and (viii) slowing in the U.S. and global economies which could materially impact our business.

     In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. We do not expect that the impact of adopting SFAS No. 146 will be material to our financial statements.

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended May 31, 2002 and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	FISCAL YEAR 2001				FISCAL YEAR 2002
	QUARTER ENDED				QUARTER ENDED

	AUGUST 26,	NOVEMBER 25,	FEBRUARY 24,	MAY 31,	SEPTEMBER 1,	DECEMBER 1,	MARCH 2,	MAY 31,
	2000	2000	2001	2001	2001	2001	2002	2002

STATEMENT OF OPERATIONS DATA:
Net sales	$100,580	$74,520	$80,865	$85,231	$118,060	$68,333	$82,151	$63,807
Gross profit	44,145	32,452	34,299	37,519	55,338	33,260	37,737	26,042
Earnings (loss) from operations	12,453	5,656	3,816	4,640	16,379	1,327	641	(20,323)
Net earnings (loss)	7,072	3,204	2,015	2,699	11,343	513	483	(14,934)
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	44	44	42	44	47	49	46	41
Earnings (loss) from operations	13	8	5	6	14	2	1	(32)
Net earnings (loss)	7	4	2	3	10	1	1	(23)
Comparable store sales increase (decrease)	8.6%	16.8%	16.3%	9.2%	4.7%	(8.9)%	(5.1)%	(7.4)%

     Our business is seasonal, with the largest percentage of U.S. sales realized in the first fiscal quarter (June through August), the “back to school” selling months. In addition, because snowboarding is a winter sport, sales of our snowboard boots, and the Switch Autolock binding system, have historically been strongest in the first and second fiscal quarters (June through November).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. The revolving line of credit bears interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on our rate of “Funded Debt” to “EBITDA,” each as defined in the credit agreement. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As of May 31, 2002, we had no amounts outstanding under the credit agreement. However, for each $1.0 million outstanding annually under the agreement, a hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $10,000 in annual pre-tax earnings. We do not use derivative or other financial instruments to hedge interest rate risks.

Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements on foreign currency exchange rates. Although we have most of our products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposure for us involves Europe, Latin America and Japan. In particular, recent weaknesses in Latin American economies, particularly Argentina, have negatively effected our Latin American business. Our exposure in Latin America consists primarily of our intercompany trade receivable of $3.7 million, of which $1.7 million relates to Mexico and $2.0 million relates to Argentina, Brazil and Uruguay. In the fourth quarter of fiscal 2002, we established a reserve of $1.6 million against our intercompany receivable due from Brazil, Argentina and Uruguay as these joint ventures have experienced significant operating declines as a result of the region’s economic difficulties. In August 2002, we made the decision to close our joint venture operations in these countries.

     In order to protect against the volatility associated with earnings currency translations, we may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to 12 months. As of May 31, 2002, we had $23.0 million outstanding in foreign exchange forward contracts, which were entered into to hedge specific transactions denominated in currencies other than the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VANS, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2002 AND 2001

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$28,446,644	$59,747,584
Marketable debt securities	27,544,348	—
Accounts receivable, net of allowance for doubtful accounts and sales returns and allowances of $4,226,350 and $2,078,600 at May 31, 2002 and 2001, respectively (note 12)	28,024,183	38,133,438
Inventories (note 4)	48,834,864	52,827,863
Deferred income taxes (note 8)	9,259,797	3,681,825
Prepaid expenses and other	14,957,395	14,564,517

Total current assets	157,067,231	168,955,227
Property, plant and equipment, net (notes 3, 5 and 9)	41,126,397	34,048,020
Trademarks and patents, net of accumulated amortization of $643,792 and $377,549 at May 31, 2002 and May 31, 2001, respectively	15,926,055	2,139,437
Goodwill	33,751,996	23,018,188
Other assets (note 5)	8,854,993	8,798,793

	$256,726,672	$236,959,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt (notes 6 and 7)	$5,450,815	$7,876,515
Accounts payable	16,662,343	13,254,391
Accrued payroll and related expenses	10,083,330	8,450,569
Accrued interest	29,426	257,176
Income taxes payable	2,945,922	7,305,817

Total current liabilities	35,171,836	37,144,468
Deferred income taxes (note 8)	10,480,227	4,113,207
Long-term debt (note 7)	3,191,880	2,347,972

	48,843,943	43,605,647

Minority interest	3,575,719	2,876,157
Stockholders’ equity (notes 10 and 11):
Preferred stock, $.001 par value, 5,000,000 shares authorized (1,500,000 shares designated as Series A Junior Participating Preferred Stock), none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 18,301,834 and 17,256,149 shares issued and outstanding at May 31, 2002 and 2001, respectively	18,301	17,256
Accumulated other comprehensive income (loss)	(2,344,723)	(540,883)
Additional paid-in capital	189,461,975	171,234,630
Retained earnings	17,171,457	19,766,858

Total stockholders’ equity	204,307,010	190,477,861
Commitments and contingencies (note 9) Subsequent events (note 15)

	$256,726,672	$236,959,665

See accompanying notes to consolidated financial statements.

VANS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-YEAR PERIOD ENDED MAY 31, 2002

	2002	2001	2000

Net sales (note 12)	$332,350,853	$341,195,131	$277,328,202
Cost of sales	179,973,052	192,780,371	158,650,668

Gross profit	152,377,801	148,414,760	118,677,534
Operating expenses:
Selling and distribution	94,123,388	80,428,720	63,542,346
Marketing, advertising and promotion	34,258,038	24,956,957	20,227,988
General and administrative	16,700,230	14,277,936	11,124,643
Impairment charges	6,578,956	—	—
Provision for doubtful accounts	2,427,821	521,757	763,384
Amortization of intangibles	266,243	1,664,889	1,416,857

Total operating expenses	154,354,676	121,850,259	97,075,218

Earnings (loss) from operations	(1,976,875)	26,564,501	21,602,316
Interest income	1,984,248	241,848	172,392
Interest and debt expense	(857,814)	(2,814,318)	(2,637,079)
Other income (expense) (notes 2 and 5)	(1,058,516)	1,241,996	753,551

Earnings(loss) before income taxes, minority interest in income of consolidated subsidiaries and cumulative effect of accounting change	(1,908,957)	25,234,027	19,891,180
Income tax (benefit) expense (note 8)	(572,687)	8,579,570	6,800,000
Minority share of income	1,259,131	1,223,459	1,004,335

Earnings (loss) before cumulative effect of accounting change	(2,595,401)	15,430,998	12,086,845
Cumulative effect of accounting change, net of tax benefit of $227,391	—	(441,406)	—

Net earnings (loss)	$(2,595,401)	$14,989,592	$12,086,845

Per share information (note 2):
Basic:
Earnings (loss) before cumulative effect of accounting change	$(0.15)	$1.09	$.89
Cumulative effect of accounting change	—	(.03)	—

Net earnings (loss)	$(0.15)	$1.06	$.89

Weighted average common shares	17,764,341	14,165,132	13,603,013
Diluted:
Earnings (loss) before cumulative effect of accounting change	$(0.15)	$1.02	$.84
Cumulative effect of accounting change	—	(.03)	—

Net earnings (loss)	$(0.15)	$.99	$.84

Weighted average common shares	17,764,341	15,195,720	14,468,228

See accompanying notes to consolidated financial statements.

VANS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
THREE-YEAR PERIOD ENDED MAY 31, 2002

				RETAINED	ACCUMULATED
	COMMON STOCK		ADDITIONAL	EARNINGS	OTHER	TOTAL	TOTAL
			PAID-IN	(ACCUM.	COMPREHENSIVE	STOCKHOLDERS'	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT)	INCOME (LOSS)	EQUITY	INCOME (LOSS)

BALANCE AT MAY 31, 1999	13,238,567	$13,235	$102,092,026	$(6,916,283)	$(37,774)	$95,151,204	$

Foreign currency translation adjustment	—	—	—	—	(596,796)	(596,796)	(596,796)
Unrealized loss on securities	—	—	—	—	(314,510)	(314,510)	(314,510)
Net earnings	—	—	—	12,086,845	—	12,086,845	12,086,845

Comprehensive income for the year ended May 31, 2000	—	—	—	12,086,845	(911,306)	—	11,175,539
Issuance of common stock for cash	171,658	175	1,180,659	—	—	1,180,834
Issuance of common stock for acquisition	351,614	352	1,202,219	(393,296)	—	809,275

BALANCE AT MAY 31, 2000	13,761,839	13,762	104,474,904	4,777,266	(949,080)	108,316,852

Foreign currency translation adjustment	—	—	—	—	93,687	93,687	93,687
Net change in unrealized loss on securities	—	—	—	—	314,510	314,510	314,510
Net earnings	—	—	—	14,989,592	—	14,989,592	14,989,592

Comprehensive income for the year ended May 31, 2001	—	—	—	14,989,592	408,197	—	15,397,789
Issuance of common stock for cash net of offering costs of $4,684,000	3,301,558	3,302	63,749,508	—	—	63,752,810
Issuance of common stock for acquisition	158,752	158	2,569,162	—	—	2,569,320
Issuance of restricted common stock	34,000	34	441,056	—	—	441,090

BALANCE AT MAY 31, 2001	17,256,149	17,256	171,234,630	19,766,858	(540,883)	190,477,861

Derivatives qualifying as hedges:
Net derivative losses, net of tax benefit of $148,000	—	—	—	—	(344,173)	(344,173)	(344,173)
Reclassifications to income	—	—	—	—	77,336	77,336	77,336
Foreign currency translation adjustment	—	—	—	—	(1,537,003)	(1,537,003)	(1,537,003)
Net loss	—	—	—	(2,595,401)	—	(2,595,401)	(2,595,401)

Comprehensive loss for the year ended May 31, 2002	—	—	—	(2,595,401)	(1,803,840)	—	(4,399,241)
Issuance of common stock for cash	490,103	487	9,746,086	—	—	9,746,573
Issuance of common stock for acquisition	589,157	589	7,257,850	—	—	7,258,439
Issuance of restricted common stock	21,425	24	278,555	—	—	278,579
Repurchase of common stock	(55,000)	(55)	(600,744)	—	—	(600,799)
Tax benefit of disqualifying disposition of stock options	—	—	1,545,598	—	—	1,545,598

BALANCE AT MAY 31, 2002	18,301,834	$18,301	$189,461,975	$17,171,457	$(2,344,723)	$204,307,010	$

     See accompanying notes to consolidated financial statements.

VANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED MAY 31, 2002

	YEARS ENDED MAY 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,595,401)	$14,989,592	$12,086,845
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	8,403,837	7,903,226	6,051,871
Impairment charges	6,578,956	—	—
Net (gain) loss on sale of equipment	88,399	(986,333)	176,894
Net gain on sale of investment	774,874	(615,165)	—
Loss on marketable securities	—	1,075,282	—
Minority share of income	1,259,131	1,223,459	1,004,335
Provision for losses on accounts receivable and sales returns	3,086,089	521,757	763,384
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	8,621,641	(3,742,415)	(5,618,118)
Inventories	5,221,442	(2,373,910)	(13,366,079)
Deferred income taxes	(1,814,035)	99,369	(72,627)
Prepaid expenses	(122,077)	(2,639,518)	(3,887,602)
Other assets	(1,393,644)	(1,482,499)	(1,166,219)
Accounts payable	2,949,618	379,493	1,835,922
Accrued payroll and related expenses	(559,434)	2,130,377	3,062,011
Restructuring costs	(40,000)	(80,000)	(526,127)
Income taxes payable	(5,469,321)	2,081,161	4,880,958

Net cash provided by (used in) operating activities	24,990,075	18,483,876	5,225,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,239,437)	(15,691,725)	(12,560,478)
Cash investment in other companies	(14,476,404)	(1,142,947)	—
Purchases of marketable debt securities	(48,747,244)	—	—
Maturities of marketable debt securities	4,342,000	—	—
Sales of marketable debt securities	16,860,896	—	—
Proceeds from sale of property, plant and equipment	6,730	998,429	25,255
Proceeds from sale of investments	459,091	300,000	80,044

Net cash used in investing activities	(61,794,368)	(15,536,243)	(12,455,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from short-term borrowings, net	(2,425,700)	(11,822,889)	10,069,822
Payments on capital lease obligations	—	(15,005)	(191,990)
Proceeds (payments) from long term debt	843,908	(9,782,801)	4,837,212
Consolidated subsidiary dividends paid to minority shareholder	(1,282,999)	(758,830)	(593,766)
Proceeds from issuance of common stock, net	9,746,573	64,193,900	1,180,834
Payment for repurchase of common stock	(600,799)	—	—

Net cash provided by financing activities	6,280,983	41,814,375	15,302,112
Effect of exchange rates on cash	(777,630)	(530,761)	(333,236)

Net increase (decrease) in cash and cash equivalents	(31,300,940)	44,231,247	7,739,145
Cash and cash equivalents, beginning of year	59,747,584	15,516,337	7,777,192

Cash and cash equivalents, end of year	$28,446,644	$59,747,584	$15,516,337

SUPPLEMENTAL CASH FLOW INFORMATION — amounts paid for:
Interest	$168,799	$2,635,466	$1,646,941
Income taxes	$5,321,060	$6,215,813	$1,696,686
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Supplemental Disclosures:
Increase in investment in consolidated subsidiary:
Fair value of tangible assets acquired	$—	$477,638	$145,967
Stock issued	$—	$2,569,321	$1,273,339
Stock received from sale of investments	$—	$650,562	$—
Business Acquisition:
Stock issued	$7,258,439	$—	$2,700,005
Note payable issued	$100,000	$—	$—
Note received from sale of property	$—	$5,300,000	$—

See accompanying notes to consolidated financial statements.

VANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002, 2001 AND 2000

1. BUSINESS AND ORGANIZATION

     Vans is a leading branded sports and lifestyle company which targets 10-24 year-old consumers through the sponsorship of Core Sports™, such as skateboarding, snowboarding and BMX bicycling.

     On May 9, 1996, we established a wholly-owned Hong Kong subsidiary, Vans Far East Limited (“VFEL”), and granted a worldwide license (excluding the United States) to VFEL to use our trademark on and in connection with the manufacture and distribution of footwear. VFEL, in turn, contracts with distributors for foreign countries.

     On November 20, 1996, we acquired 51% of the outstanding Common Shares of Global Accessories Limited, our exclusive distributor for the United Kingdom, now known as Vans Inc. Limited (“VIL”), in a stock-for-stock transaction. In November 1998, 1999 and 2000 we acquired, in total, an additional 29% of the common shares of VIL, to bring the total investment to 80%. In October 2000, the remaining 20% of the VIL common shares were acquired by us. The results of operations of VIL have been included in our consolidated statements of operations since the date of acquisition.

     On July 21, 1998, we acquired all of the outstanding capital stock of Switch Manufacturing, a California corporation (“Switch”), through a merger (the “Merger”) with and into a wholly-owned subsidiary. The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their fair values. Switch is the manufacturer of the Autolock® step-in boot binding system, one of the leading snowboard boot binding systems in the world. The Merger consideration paid by us consisted of: (i) 133,292 shares of our Common Stock; (ii) $2,000,000 principal amount of unsecured, non-interest bearing promissory notes due that were paid on July 20, 2001; and (iii) contingent consideration up to $12,000,000 based on certain performance criteria of Switch during the Fiscal year ending May 31, 2001, that was not met. As a result, no contingent consideration was due or payable.

     On July 29, 1999, we acquired all of the outstanding capital stock of High Cascade Snowboard Camp, Inc., an Oregon corporation (“High Cascade”), and its sister company, Snozone Boarding and Video, Inc., an Oregon corporation, through mergers of the two companies with and into a wholly-owned subsidiary of the Company. The consideration exchanged by us primarily consisted of 236,066 shares of our Common Stock. The results of the two companies have been consolidated in our financial statements starting with the period beginning on June 1, 1999. The merger was accounted for as a pooling of interests. High Cascade, located at the base of Mount Hood in Oregon, is the leading summer snowboarding camp in the world.

     On May 30, 2001, we completed an underwritten public offering of common stock (the “Offering”). In connection with the Offering, 2,800,000 shares of the Company’s common stock were sold for net proceeds of $60.1 million. On June 7, 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. We used, and are using, the net proceeds from the Offering to (i) repay $3.0 million outstanding under our unsecured revolving line of credit; (ii) repay $13.6 million outstanding under the unsecured term loan; and (iii) increase working capital to open retail stores, skateparks and for general corporate purposes.

     On February 15, 2002, we acquired a 70% interest in C.C.R.L., LLC which is in the business of creating, producing, marketing and promoting the VANS Warped Tour®. C.C.R.L., LLC was acquired because we believe the acquisition should produce results which will satisfy our return on investment criteria and because of the importance of music to our key customers as a part of our long-term strategy for building and maintaining a long-term proprietary connection with our core market. The results of operations of C.C.R.L., LLC have been included in our consolidated statements of operations since the February 15, 2002, the date of the acquisition. C.C.R.L., LLC had no tangible assets or liabilities at the date of acquisition. As a result, the entire purchase price of $5,199,000 has been preliminarily allocated to the following intangible assets: $752,000 to identifiable intangibles, primarily the Warped Tour® trademark, and $4,894,000 as goodwill. The identified intangibles will be amortized over a 10-year life.

     On April 15, 2002, we acquired all of the outstanding capital stock of Mosa Extreme Sports, Inc., a California corporation (“Mosa”), through a merger with and into a wholly-owned subsidiary (see note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Vans and its subsidiaries, Switch Manufacturing, a California corporation, Vans International, Inc., a foreign sales corporation (“FSC”), Vans Footwear International, Inc., a California corporation, VFEL, Vans Footwear Limited, a wholly-owned United Kingdom subsidiary, Vans.com LLC, a Delaware limited liability company, VIL, Vans Latinoamericana, Vans Argentina, Vans Brazil, Vans Uruguay, Vans Shoes Outlets, Ltd., a Texas Limited Partnership of which the Company is a general partner, Van Pac, VASH, High Cascade, C.C.R.L., LLC and Mosa.

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

     Foreign Currency Translation. The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at a weighted average rate of exchange during the period of existence. The resultant translation adjustments are included in cumulative foreign currency translation adjustment, a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in income currently.

     Derivatives and Hedging. We use derivative financial instruments to manage our exposures to foreign exchange rates. Effective June 1, 2001, we adopted SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The cumulative effect of adopting SFAS No. 133 was not significant.

     We enter into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, primarily anticipated intercompany sales of inventory. Hedged transactions are denominated primarily in British Pounds and Euros. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with our established risk management policies. Pursuant to our foreign exchange hedging policy, we may hedge anticipated transactions and the related intercompany payable denominated in foreign currencies using forward foreign currency exchange rate contracts. Foreign currency derivatives are used only to the extent considered necessary to meet our objectives of minimizing variability in our operating results arising from foreign exchange rate movements. We do not enter into foreign exchange contracts for speculative purposes. Hedging contracts mature within twelve months from their inception.

     At May 31, 2002, we had approximately $22,973,000, respectively, of foreign exchange contracts outstanding. All of the contracts outstanding were designated as cash flow hedges. We estimate the fair values of derivatives based on quoted market prices or pricing models using current market rates, and record all derivatives on the balance sheet at fair value. At May 31, 2002, the net fair values of foreign currency-related derivatives designated as cash flow hedges were recorded as current liabilities of $614,000.

     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings as a component of other non-operating income (expense) in the period during which the hedged transaction is recognized in earnings.

     For the twelve months ended May 31, 2002, we reclassified net losses of $110,000 into earnings related to the release of the effective portion of net losses on contracts designated as cash flow hedges.

     As of May 31, 2002, $492,000 of deferred net losses related to derivative instruments designated as cash flow hedges were included in accumulated other comprehensive income. These derivative instruments hedge transactions that are expected to occur within the next twelve months. As the hedged transactions are completed and recognized in earnings, the related deferred net gain or loss is reclassified from accumulated other comprehensive income into earnings. We do not expect that such reclassifications would have a material effect on our earnings, as any gain or loss on the derivative instruments generally would be offset by the opposite effect on the related underlying transactions.

     Prior to the date of adoption of SFAS 133, the Company’s existing foreign currency contracts were characterized as fair value hedges and market gains and losses and applicable premiums on foreign currency contracts used to hedge firm commitments denominated in foreign currencies were recognized in other non-operating (income)/expense when the hedged transaction was recognized. At May 31, 2001, we had foreign currency contracts outstanding with nominal amounts totaling $4,335,000 and fair values of approximately $300,000. The effect of the re-characterization to cash flow hedges on June 1, 2001 was not material.

     Cash Equivalents. For purposes of the consolidated statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Marketable Debt Securities. We invest a portion of our available cash in investment grade federal agency notes, corporate bonds and asset backed debt securities with remaining maturities of three months to two years. These marketable debt securities are classified as available for sale as we do not have the intent to hold to maturity. As the securities are readily convertible to cash and are expected to be used to meet cash flow requirements over the next 12 months. They have been classified as current at May 31, 2002. Due to the relatively short-term nature of these investments, their cost approximates fair value.

     Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method. VIL uses the weighted average cost method.

     Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired. Prior to the June 1, 2001 adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill was being amortized on a straight-line basis over periods ranging from 15 to 30 years. SFAS No. 142 requires that we separately state those acquired identifiable intangible assets previously presented as a component of goodwill. Accordingly, at June 1, 2002 we reclassified trademarks and patents of $2,139,000 (net of accumulated amortization of $378,000). These trademarks and patents existing at June 1, 2001 will continue to be amortized over their remaining estimated useful lives of 16 years. The estimated amortization expense for these trademarks and patents, as well as those identifiable intangibles acquired as a result of the C.C.R.L., LLC and Mosa acquisitions during fiscal 2002, for each of the five succeeding years is estimated to be $746,000 for fiscal 2003 and $412,000 per year, thereafter.

	YEARS ENDED MAY 31,

	2001	2000

Net earnings	$14,990,000	$12,087,000
Add back: goodwill amortization	1,514,000	1,310,000

Pro forma net earnings	$16,504,000	$13,397,000

Per share information:
Basic:
Net earnings	$1.06	$0.89
Goodwill amortization	0.11	0.09

Pro forma net earnings	$1.17	$0.98

Diluted:
Net earnings	$0.99	$0.84
Goodwill amortization	0.10	0.09

Pro forma net earnings	$1.09	$0.93

     SFAS No. 142 requires that we prospectively cease amortization of goodwill and identifiable intangible assets not subject to amortization and instead conduct periodic tests of impairment. The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the periods indicated.

     In addition to the June 1, 2001 transitional impairment assessment required by SFAS No. 142, we are required to assess goodwill and identifiable intangible assets not subject to amortization at least annually for impairment at the reporting unit level. The impairment assessment required by SFAS No. 142 is a two step approach. The first step requires a comparison of the estimated fair value of the reporting unit to the carrying amount of the reporting unit. In both the transitional and annual assessment, fair value is determined by using a combination of techniques, such as the traditional present value approach, the expected cash flow approach, and the multiple of earnings approach. The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our current budget and our strategic plan including sales and expense growth rates and the discount rate we estimate to represent our cost of funds. In both the transitional assessment and annual assessment, the estimated fair value of each of our reporting units exceeded the reporting units’ carrying amount. Accordingly, we were not required to complete the second step and no impairment charge was required to be recorded.

     Revenue Recognition. Revenue is recognized at point of sale for retail operations. For product manufactured outside the U.S. and shipped directly to the international distributors, revenue is recognized when goods are accepted by the freight forwarder. Revenues from royalty agreements are recognized as earned. During fiscal 2000, revenue on shipments to wholesale customers was recognized upon shipment of product. We adopted Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB No. 101”) in the fourth quarter of fiscal 2001 with an effective date of June 1, 2000. SAB 101 summarizes the SEC’s Division of Corporation Finance Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. As a result of the adoption of SAB No. 101, we recognized a charge for the cumulative effect adjustment of $441,000, related to revenue of $2,396,000, in the consolidated financial statements for the year ended May 31, 2001 to reflect the change in our revenue recognition policy from shipping point to the time risk of loss transfers to the wholesale customers. The accounting change did not have a material impact on reported revenues and operating income for the year ended May 31, 2001.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost, less depreciation and amortization. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

YEARS

Property held for lease	5-31.5
Machinery and equipment	5-10
Store fixtures and equipment	5-7
Automobiles and trucks	5-7
Computer, office furniture and equipment	3-7

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     We account for long-lived assets, including intangible assets with estimable useful lives, in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     As a result of this analysis, we incurred impairment charges of $6,579,000 in the fourth quarter of fiscal 2002. The impairment charges include: (i) $1,589,000 related to our under-performing Bakersfield skatepark which we anticipate will be closed in the first half of fiscal 2003; (ii) $3,378,000 write-down of fixed assets, primarily tenant improvements, of our under-performing Denver skatepark; (iii) a $884,000 write-down of fixed assets, primarily tenant improvements, of our three poorest-performing full-price stores which were originally designed to be Vans Triple Crown stores; and (iv) a $728,000 write-down of capitalized production costs for certain entertainment assets.

     The impairment charge of our Bakersfield skatepark includes the write-down of $1,306,000 of tenant improvements and $283,000 of estimated closure costs primarily related to future lease obligations. None of the store closure costs had been utilized as of May 31, 2002.

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

     Other Income (Expense). Other income (expense) is comprised of the following:

	YEARS ENDED MAY 31,

	2002	2001	2000

Non-footwear licensing income	$529,052	$732,381	$704,367
Rental income	—	416,992	587,855
Gain of sale of property held for lease (note 5)	—	1,066,940	—
Gain on sale of VANS Warped Tour and resulting earn-out	170,596	834,975	—
Realized loss on marketable security investments	—	(1,075,282)	—
Foreign currency transaction loss	(1,784,247)	(641,623)	(541,614)
Other	26,083	(92,387)	2,943

	$(1,058,516)	$1,241,996	$753,551

     Fair Value of Financial Instruments. As of May 31, 2002 and 2001, the fair value of most financial instruments approximated carrying value. The carrying value of marketable debt securities, accounts receivable, accounts payable, accrued payroll and related expenses and short-term borrowings approximates fair value because of the short-term maturity of these financial instruments. The carrying value of our fixed and variable long-term borrowings approximates fair value because the fixed and variable rates approximate the market rates for such borrowings. The fair value of our derivative financial instruments are disclosed above.

     We received equity securities in Quokka Sports and Launch Media in connection with the sale of businesses in which we held a minority interest. We classified these equity investments as available-for-sale securities and as such under the FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” temporary declines in the value of these investments are not recognized in earnings, but are reported in other comprehensive income. However, a decline in fair value that is other than temporary must be accounted for as a realized loss and included in earnings. We made such an adjustment to our investment in Quokka Sports during the third quarter of fiscal 2001 and to our investment in Launch Media in the fourth quarter of fiscal 2001.

Stock-Based Compensation

     We have continued to measure compensation cost of employee stock option plans using the intrinsic value based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and to make pro forma disclosures of net earnings and earnings per share as if the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 had been applied (see note 10).

Business Segment Reporting

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires reporting information about business segments and related disclosures about products, geographic areas and major customers, if applicable. Our operations are classified into three distinct channels: retail, wholesale and international. Sales through our international retail stores are included in overall international sales. We evaluate performance based on channel revenue and consolidated operating income. Discrete profitability measures for each sales channel are not yet available. Information related to these sales channels is summarized in note 13.

Net Earnings (Loss) per Common Share

     In Fiscal 2002, the weighted average shares used in the diluted earnings (loss) per share calculation were the same as the weighted average shares used in the basic loss per share calculation because the inclusion of any stock options would have had an anti-dilutive effect because we incurred a net loss.

     In Fiscal 2001 and 2000, the weighted average shares used in the diluted earnings per share calculation differ from the weighted average shares used in the basic earnings per share calculation solely due to the dilutive effect of stock options.

     Options to purchase 1,623,298, 2,000 and 70,000 shares of common stock at prices ranging from $5.75 to $22.00 were outstanding during fiscal years 2002, 2001 and 2000, respectively, but were not included in the computation of diluted EPS as their inclusion would have been anti-dilutive.

     Reclassifications. Certain amounts in the Fiscal 2001 and 2000 consolidated financial statements have been reclassified to conform to the Fiscal 2002 presentation.

3. ACQUISITION OF MOSA EXTREME SPORTS, INC.

     On April 15, 2002, we acquired 100% of the outstanding capital stock of Mosa. Mosa’s results of operations have been included in our consolidated financial statements since that date. Mosa manufactures and distributes Pro-Tec brand helmets, protective gear and pads for active sports. The Pro-Tec brand was founded in 1973 and has authenticity and strong brand equity in the skate, BMX and snow industries. We believe the combination of Mosa’s brand authenticity, size, simplicity, synergies and accretion make Mosa a key part of our strategy for building and maintaining a long-term proprietary connection with our core market.

     The aggregate purchase price paid by us consisted of (i) $7.5 million in cash; (ii) 589,157 shares of our common stock, valued at $7.3 million; and (iii) contingent consideration up to $5.0 million based on certain performance criteria of Mosa during the fiscal years ending May 31, 2003 and 2004. The value of the 589,157 common shares we issued was determined based on the average trading price of our common stock five days before and after the acquisition terms were agreed to and announced. The purchase was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets of Mosa based on their fair values.

     The following table summarizes the preliminary estimated fair value of the assets acquired, including the costs in excess of the net assets acquired, and the liabilities assumed at the date of acquisition:

APRIL 15, 2002

Current assets	$2,638,258
Fixed assets	572,474
Identifiable intangible assets	11,618,236
Goodwill	5,839,446
Other assets	24,000

Total assets acquired	20,692,414

Current liabilities	1,476,769
Deferred tax liability	4,148,681

Total liabilities assumed	5,625,450

Net assets acquired	$15,066,964

     Identifiable intangibles acquired amounted to $11.6 million, of which approximately $10.9 million was assigned to the Pro-Tec trademark and is not subject to amortization and the remaining approximately $700,000 of acquired intangibles relate to open back orders, non-compete agreements and customer lists and have a weighted average useful life of approximately three years.

     Selected unaudited pro forma combined results of operations for the years ended May 31, 2002 and 2001, assuming the Mosa acquisition occurred on June 1, 2000, are presented as follows:

	PRO FORMA (UNAUDITED) YEAR ENDED,

	MAY 31, 2002	MAY 31, 2001

Net sales	$345,301,000	$355,633,000
Gross profit	$159,910,000	$156,841,000
Operating expenses	$162,812,000	$127,282,000
Earnings (loss) before income taxes, minority interest and cumulative effect of accounting change	$(2,773,000)	$28,127,000
Net income (loss)	$(3,089,000)	$16,899,000
Per share information:
Basic:
Net earnings (loss)	$(0.17)	$1.15
Weighted average common shares	18,353,000	14,754,000
Diluted:
Net earnings (loss)	$(0.17)	$1.07
Weighted average common shares	18,353,000	15,784,000

4. INVENTORIES

     Inventories are comprised of the following:

	MAY 31,

	2002	2001

Work-in-process	$—	$129,145
Finished goods	48,834,864	52,698,718

	$48,834,864	$52,827,863

     Inventories at May 31, 2002 and 2001 are reduced by $3,769,350 and $691,000, respectively, to reflect the lower of cost or market adjustments.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following:

	MAY 31,

	2002	2001

Land	$135,641	$135,641
Building	1,210,597	1,210,597
Machinery and equipment	4,108,624	4,007,043
Store fixtures and equipment	15,072,358	9,569,339
Automobiles and trucks	880,943	826,596
Computers, office furniture and equipment	14,031,632	10,580,098
Leasehold improvements	33,157,654	28,060,440
Less accumulated depreciation and amortization	(27,471,052)	(20,341,734)

	$41,126,397	$34,048,020

     In May 2001, we sold property held for lease related to the Orange, California manufacturing facility, which closed in 1995, for $6.3 million. The $6.3 million sales price, less (i) the book value of $4,969,000, net of $5,148,000 in accumulated depreciation; and (ii) commissions, fees and expenses, resulted in a gain of $1,067,000 which is recorded in other income in the consolidated statement of operations. In connection with the transaction, we received $1.0 million in cash and a $5.3 note receivable from the buyer, secured by a deed of trust on the property. The note receivable is included in other assets in the consolidated balance sheet and totals $5,376,000 at May 31, 2002.

     Included in machinery and equipment and automobiles and trucks at May 31, 2001 is $708,000 of assets held under capital leases. At May 31, 2001, accumulated amortization of assets held under capital leases totaled $632,000 (see note 9).

     Depreciation expense totaled $8,070,000, $6,133,000 and $4,381,000 for the years ended May 31, 2002, 2001 and 1999, respectively.

6. CREDIT FACILITIES AND SHORT-TERM BORROWINGS

     We maintain an unsecured credit facility pursuant to a credit agreement with several lenders. This credit facility permits us to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases. The credit facility consists of an unsecured revolving line of credit and a $15.0 million unsecured term loan. The revolving line of credit expires on April 30, 2004. We have the option to pay interest on revolving line of credit advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. The LIBOR rate margin and the base rate margin are based on our ratio of “Funded Debt” to “EBITDA,” each as defined in the credit agreement.

     Of the $15.0 million term loan, approximately $5.0 million was disbursed at the original closing of the credit facility to replace a portion of our former credit facility used for our 1998 stock repurchase program, which was completed in the fiscal year ended May 31, 1999, approximately $3.0 million was disbursed in the second quarter of the fiscal year ended May 31, 2000 for capital expenditures, and the remaining portion was disbursed in the first quarter of the fiscal year ending May 31, 2001 for capital expenditures. The term loan was paid off in full in May 2001 with a portion of the net proceeds of our May 2001 public offering.

     Under the amended credit agreement, we must maintain certain financial covenants and are prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the lenders. The loss we incurred in the fourth quarter of fiscal 2002 caused us to be out of compliance with one of the financial covenants contained in the credit agreement (see note 15).

     At May 31, 2002, we had no borrowings under the credit facility.

7. DEBT

     Long-term debt at May 31, 2002 and 2001 consists of the following:

	MAY 31,

	2002	2001

12% note payable to Tavistock	$2,762,750	$1,981,980
Switch note payable	—	1,967,079
High Cascade notes payable	329,130	365,992
Mosa note payable	100,000	—

	3,191,880	4,315,051
Less: Current portion	—	1,967,079

	$3,191,880	$2,347,972

     Our foreign owned subsidiary, Vans Latinoamericana, maintains a 12% note payable to Tavistock Holdings A.G., a 49.99% owner of such company. The loan by Tavistock is in accordance with the shareholders’ agreement requiring Tavistock to provide operating capital as needed in the form of a loan to Vans Latinoamericana. The note is due and payable on December 31, 2004.

8. INCOME TAXES

     The components of earnings (loss) before income taxes, minority interest in income of consolidated subsidiaries and cumulative effect of accounting change are as follows:

	YEARS ENDED MAY 31,

	2002	2001	2000

U.S.	$(10,840,000)	$13,282,000	$10,373,000
Non-U.S.	8,931,000	11,952,000	9,518,000

Total	$(1,909,000)	$25,234,000	$19,891,000

     Income tax expense (benefit) consists of the following:

	YEARS ENDED MAY 31,

	2002	2001	2000

Current:
U.S. Federal	$(909,049)	$4,744,601	$3,026,744
State	82,110	1,468,407	1,412,710
Foreign	2,068,287	2,267,193	2,433,173

	1,241,348	8,480,201	6,872,627

Deferred:
U.S. Federal	(1,548,854)	77,013	(213,330)
State	(552,508)	22,356	140,703
Foreign	287,327	—	—

	(1,814,035)	99,369	(72,627)

	$(572,687)	$8,579,570	$6,800,000

     Total income tax expense (benefit) differed from amounts computed by applying the U.S. Federal statutory tax rate of 35% to earnings (loss) before income taxes, minority interest in consolidated subsidiaries and cumulative effect of accounting change as a result of the following:

	YEARS ENDED MAY 31,

	2002	2001	2000

Computed “expected” tax expense (benefit)	$(668,135)	$8,831,909	$6,961,913
Amortization of intangible assets	—	530,033	458,659
State franchise taxes, net of Federal benefit	(305,758)	968,996	1,009,718

	YEARS ENDED MAY 31,

	2002	2001	2000

Foreign tax credit	—	(468,893)	(1,118,341)
Foreign owned subsidiary bad debt	656,250	—	—
Other	(273,828)	(117,512)	720,693
Tax effect of foreign operations	18,784	(1,164,963)	(1,232,642)

	$(572,687)	$8,579,570	$6,800,000

     The components of net deferred taxes as of May 31, 2002 and 2001 follow:

	MAY 31,

	2002	2001

Deferred tax assets:
Accounts receivable	$1,223,026	$1,038,511
Inventories	2,094,759	539,894
Restructuring costs	—	80,000
Accrued expenses	4,796,141	1,001,492
Intangibles	602,066	166,956
Unrealized loss	255,038	—
Tax credit and other carryforwards	530,801	1,097,006

	9,501,831	3,923,859
Valuation allowance	(242,034)	(242,034)

Total deferred tax assets	9,259,797	3,681,825

Deferred tax liabilities:
Property, plant and equipment	4,205,635	2,762,568
Intangibles	5,078,328	182,525
Unremitted earnings of foreign subsidiaries	1,196,264	1,168,114

Total deferred tax liabilities	10,480,227	4,113,207

Net deferred tax liabilities	$(1,220,430)	$(431,382)

     The tax credit and other carryforwards expire at various dates beginning in fiscal 2004. During fiscal 2001, $767,000 in tax credit carryforwards expired. Such amounts had previously been fully reserved for in the valuation allowance.

     Based on our current and historical pre-tax results of operations, we believe it is more likely than not that we will realize the benefit of the existing deferred tax assets as of May 31, 2002, with the exception of certain foreign tax credit and other carryforwards which may not be realizable.

     Undistributed earnings of certain of our foreign subsidiaries in the cumulative amount of approximately $27.4 million are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

9. COMMITMENTS AND CONTINGENCIES

     Wage and Hour Litigation. During the third quarter of fiscal 2002, we settled the wage and hour litigation we discussed in our Annual Report on Form 10-K for Fiscal 2001. We agreed to stipulate to the certification of the class and pay claims of class members, attorneys’ fees and other administrative fees in an amount not to exceed $1.1 million. The settlement was preliminarily approved by the Court on January 30, 2002 and claim notices were mailed to class members in March and June. The final settlement was approved by the Court on August 8, 2002. We believe the aggregate amount we will have to pay in this matter will be approximately $875,000 which has been provided for at May 31, 2002.

     Litigation involving former Officer and Consultant and Their Affiliates. On March 20, 2002, we filed a complaint in the Superior Court for the County of Los Angeles entitled Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, Catch Air Technology, et al, Case No. BC 27031. In this action, we have alleged that the defendants, one of whom is a former officer of Vans, and another of whom is a former consultant of Vans, engaged in a conspiracy to obtain unauthorized payments or “commissions” from certain of our factories in China. We also filed a separate arbitration proceeding against Messrs. Brabson and Rosendahl in which we made the same allegations. We believe the amount of money wrongfully obtained by the defendants exceeds $3.0 million. In the Superior Court action, we sought, and obtained, first a temporary restraining order, and then a preliminary injunction, prohibiting the defendants from transferring certain assets owned by them and from transferring monies held in certain bank accounts.

     Additionally, on March 1, 2002, we were sued in Superior Court for the County of Los Angeles by Cross-Fire Technology and its related entities (Cross-Fire Technology, et al vs. Vans, Inc. and Arthur I. Carver, Case No. BC 269228). The plaintiffs are controlled by certain of the individual defendants in the above lawsuit. The plaintiffs allege that an officer of Vans made unlawful threats against certain factories that make footwear for us and the plaintiffs and slanderous statements against an affiliate of the plaintiffs. We intend to vigorously defend this matter and currently believe we have meritorious defenses in this matter.

     On July 30, 2002, the Court consolidated both of the court cases into one action and consolidated both of the arbitration cases into a separate proceeding. The Court set a trial date of February 24, 2003, for the Superior Court action and ordered that the arbitration proceeding be concluded by January 31, 2003.

     In addition to the foregoing, from time to time we are the subject of claims in the ordinary course of our business which are not expected to have a materiel impact on our results of operations or liquidity.

     Operating Leases. Substantially all of our retail stores and our distribution facility are leased under noncancelable operating leases having original terms in excess of one year. Certain leases are renewable and contain clauses for rent escalation. The future minimum rental payments under noncancelable operating leases are as follows at May 31, 2002:

2003	$17,633,061
2004	17,410,684
2005	16,515,465
2006	15,664,547
2007	15,495,684
Thereafter	51,027,775

$133,747,216

     We also lease certain other equipment on a month-to-month basis. Total rent expense incurred for the years ended May 31, 2002, 2001 and 2000 under all operating leases was approximately $17,618,000, $13,149,000 and $8,934,000, respectively.

     Included in rent expense for each of the years ended May 31, 2002, 2001 and 2000 is $36,000 for the rent of a retail store from The Group, a California general partnership whose partners are former shareholders of our predecessor. We also incurred rent expense of $17,900 for the three years ended May 31, 2002 for the lease of two retail stores owned by members of the immediate family of one of the founders of our predecessor.

     Deferred Compensation Plan. We have established a deferred compensation plan for the benefit of Walter E. Schoenfeld, our Chairman and former Chief Executive Officer, and his spouse. Under the plan, we established a trust which will hold and disperse assets pursuant to the terms of the plan. For a period of five years, we deposited $200,000 per year with the trustee of the trust. The trust funds are invested by the trustee in accordance with instructions given by us. Under the trust agreement, as amended, Mr. Schoenfeld had the irrevocable option to receive four equal lump sum payments equal in total to the trust balance as of January 31, 2001, or commencing in 2001 the trustee would pay Mr. Schoenfeld $100,000 per year from the trust funds for the remainder of Mr. Schoenfeld’s life and then will be paid to his spouse, if she survives him. Effective December 15, 2000, Mr. Schoenfeld elected to receive the four equal lump sum payments. These payments will be made on February 15, 2004, May 15, 2004, August 15, 2004 and November 15, 2004. During fiscal 2002, 2001 and 2000, $165,000, $217,000 and $223,000, respectively, was recorded as compensation expense. At May 31, 2002 and 2001 the balance in deferred compensation account was $1,172,000 and $1,008,000, respectively.

     We have established a split dollar life insurance plan for Gary H. Schoenfeld, our President and Chief Executive Officer. A split dollar plan is a non-qualified employee benefit plan in which the company and the employee agree to share the costs and benefits of a whole life insurance policy. Under the plan, we pay all premiums due and we are assigned a death benefit equal to the cumulative net premium contributed. During both fiscal 2002 and 2001, $124,000 was recorded as compensation expense. At May 31, 2002 and 2001, the balance in the liability account was $310,000 and $186,000, respectively.

     License Agreements. We have commitments to pay minimum guaranteed royalties under license agreements for certain athletes aggregating approximately $2,547,000 at May 31, 2002. These agreements range from 1-3 years in duration and are payable through July 2005. Approximately $1,515,000, $1,325,000 and $976,000 were paid under such license agreements during the years ended May 31, 2002, 2001 and 2000, respectively.

     Third Party Manufacturing. No manufacturer accounted for more than 10% of third-party shoes manufactured for us during the three-year period ended May 31, 2002.

10. STOCK OPTIONS

Stock Compensation Plans

     At May 31, 2002, we have two stock-based compensation plans and certain non-qualified stock options that were not issued under the plans. No compensation cost has been recognized for fixed stock option plans consistent with the intrinsic value method. Had compensation cost for our two stock-based compensation plans and the non-qualified stock options been recognized under SFAS Statement No. 123, our net earnings and earnings per share would have been reduced as indicated in the pro forma amounts indicated below:

	MAY 31,	MAY 31,	MAY 31,
	2002	2001	2000

Pro forma net (loss) earnings (in thousands)	$(3,609)	$14,216	$11,400
Pro forma (loss) earnings per share
Basic	$(0.20)	$1.00	$0.84
Diluted	$(0.20)	$0.94	$0.79

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: expected volatility of 54% for fiscal 2002, 54% for fiscal 2001, and 54% for fiscal 2000; risk-free interest rates ranging from 3.76% to 4.92% for fiscal 2002, 4.78% to 5.82% for fiscal 2001, and 5.63% to 6.62% for fiscal 2000; assumed dividend yield of zero for all three years; and expected lives of four and six years. The weighted average fair value of options granted in fiscal 2002 is $5.76.

     Vanstastic Plan. In July 1997, the Board of Directors adopted the Vanstastic Employee Stock Option Plan (the “Vanstastic Plan”). Options granted under the Vanstastic Plan may be either incentive stock options or non-statutory options. We may grant all full-time employees, and part-time employees working more than 1,400 hours per fiscal year, stock options annually based on a formula. A total of 400,000 shares are available under the Vanstastic Plan and the Plan expires in July 2007. Stock options granted under the plan have a maximum term of ten years and vest over a five year period. The exercise price for each option is equivalent to no less than the fair market value of the Company’s common stock on the date the option was granted.

     2000 Plan. In August 2000, the Board of Directors adopted the 2000 Long-Term Incentive Plan (“2000 Plan”) to replace the soon-to-expire 1991 Long-Term Incentive Plan. Under the 2000 Plan, incentive stock options, non-qualified options and restricted stock awards may be granted to key employees and non-qualified options may be granted to directors and consultants. A total of 1,750,000 shares have been reserved for issuance under the Plan. Stock options granted under the Plan have a maximum term of ten years and typically vest over a five-year period. The vesting period may be accelerated for certain options upon certain events. The exercise price for each incentive stock option is equivalent to no less than the fair market value of the Company’s common stock on the date the option was granted.

     A summary of the status of our stock option plans is presented below:

	2002		2001		2000

		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	EXERCISE	SHARES	EXERCISE	SHARES	EXERCISE
FIXED OPTIONS	(000)	PRICE	(000)	PRICE	(000)	PRICE

Outstanding at beginning of year	1,768	$8.14	1,588	$8.14	1,568	$7.60
Granted	205	13.15	813	13.64	307	10.69
Exercised	(70)	8.30	(526)	14.38	(156)	7.43
Forfeited	(280)	12.23	(107)	10.30	(131)	8.74

Outstanding at end of year	1,623	10.99	1,768	8.14	1,588	8.14
Options exercisable at year-end	918		691		903
Weighted average fair value of options granted during the year		$9.20		$8.25		$5.52

     The following table summarizes information about fixed stock options outstanding at May 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

	OPTIONS	WEIGHTED AVG.		OPTIONS
RANGE OF EXERCISE	OUTSTANDING AT	REMAINING	WEIGHTED AVG.	EXERCISABLE AT	WEIGHTED AVG.
PRICES	MAY 31, 2002	CONTRACTUAL LIFE	EXERCISE PRICE	MAY 31, 2002	EXERCISE PRICE

$5.75 - 9.50	78,973	0.83	$7.41	78,973	$7.17
$4.50 - 6.38	29,167	2.56	$5.28	29,167	$5.28
$7.38 - 7.63	27,002	3.45	$7.49	27,002	$7.49
$9.25 - 9.38	256,247	4.59	$9.26	256,247	$9.26
$8.53 - 9.38	61,176	5.33	$9.26	52,341	$9.26
$5.88 - 10.50	254,167	6.52	$6.74	232,566	$6.83
$6.75 - 15.00	172,186	7.23	$10.89	100,629	$10.74
$13.00 - 22.00	565,476	8.47	$14.06	141,125	$14.17
$9.76 - 22.00	178,904	9.77	$13.06	—	$—

	1,623,298			918,050

The weighted average exercise price of options exercisable at May 31, 2002 is $10.94.

     In addition to the above plans, during fiscal 1993 and fiscal 2001, the Board of Directors granted certain of our officers restricted stock awards representing an aggregate of 21,773 shares and 150,000 shares of common stock, respectively. Generally, the fiscal 1993 shares became fully vested five years from the grant date and remained restricted and non-transferable until such date. The fiscal 2001 shares vest and the restrictions terminate evenly over seven years. This vesting may be accelerated based on certain performance criteria as defined in the restricted stock award. During the year ended May 31, 2001, 5,273 shares under the fiscal 1993 grants were sold. As of May 31, 2002, stock awards representing 94,572 shares under the fiscal 2001 grant remained restricted.

     Non-Qualified Plans. Under separate non-qualified stock option agreements, we granted options to purchase 853,176 shares of our stock at an exercise price ranging from $0.17 to $9.38 per share. The excess, if any, of the fair market value of our stock at the date of grant over the exercise price of the option was considered unearned compensation, which was amortized and charged to operations over the option’s vesting period. During fiscal 2001, the remaining 37,960 options were exercised under the agreements for a total of 841,663 options exercised under these agreements.

11. STOCKHOLDER RIGHTS PLAN

     On February 22, 1994, the Board of Directors unanimously adopted a Stockholder Rights Plan, pursuant to which it declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the common stock. In December 1996, the Board of Directors unanimously agreed to extend the Rights Plan to February 22, 2007, and change the price of each Right to $65.00. The Plan was amended and restated by the Board of Directors in its entirety in May 1999 to conform to certain changes in Delaware law.

     The Rights dividend was payable on March 8, 1994 to the holders of record of shares of our common stock on that date. Each Right entitles the registered holder to purchase from us 1/100th of a share of our Series A Junior Participating Preferred Stock, par

value $.001 per share, 1,500,000 shares authorized and no shares issued or outstanding at May 31, 2001 (the “Series A Preferred Stock”), at a price of $65.00 per 1/100th of a share, subject to adjustment.

     The Rights become exercisable (i) the 10th business day following the date of a public announcement that a person or a group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) the 10th business day following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the person or group making the offer becoming an Acquiring Person (the earlier of the dates described in clauses (i) and (ii) being called the “Distribution Date”).

     The Rights are not exercisable until the Distribution Date. The Rights will expire on February 22, 2007 (the “Scheduled Expiration Date”), unless prior thereto the Distribution Date occurs, or unless the Scheduled Expiration Date is extended.

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

12. EXPORT SALES

     Sales to foreign unaffiliated customers, by major country through VFEL, were as follows:

	YEARS ENDED MAY 31,

	2002	2001	2000

France	$23,134,000	$25,832,000	$21,987,000
United Kingdom	19,231,000	13,238,000	11,388,000
Japan	10,922,000	12,497,000	13,568,000
Germany	10,145,000	10,498,000	14,319,000
Mexico	9,925,000	6,918,000	5,304,000
Canada	4,808,000	5,652,000	4,305,000
Argentina	2,656,000	5,189,000	3,778,000
Brazil	1,914,000	2,054,000	532,000
Holland	1,912,000	1,273,000	658,000
Spain	1,746,000	2,540,000	2,023,000
Switzerland	1,393,000	1,517,000	1,827,000
Australia	1,236,000	2,308,000	2,644,000
Other	8,278,000	8,705,000	8,571,000

	$97,300,000	$98,221,000	$90,904,000

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

13. BUSINESS SEGMENTS, CONCENTRATION OF BUSINESS AND CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Our accounting policies for the sales channels below are the same as those described in the summary of significant accounting policies. We evaluate performance based on channel revenues and consolidated operating income. Revenues for each sales channel are summarized as follows:

	YEARS ENDED MAY 31,

	2002	2001	2000

Retail	$110,888,000	$103,330,000	$77,761,000
Wholesale	124,163,000	139,644,000	108,663,000
International	97,300,000	98,221,000	90,904,000

	$332,351,000	$341,195,000	$277,328,000

     We do not have any individual customers representing more than 10% of sales.

     In addition, we have long-lived assets located outside the U.S. The following table summarizes our long-lived assets:

	YEARS ENDED MAY 31,

	2002	2001

Located in U.S	$39,661,000	$32,780,000
Located in foreign countries	1,465,000	1,268,000

	$41,126,000	$34,048,000

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Fiscal year ended May 31, 2002:
Net Sales	$118,060,000	$68,333,000	$82,151,000	$63,807,000
Gross Profit	55,338,000	33,260,000	37,737,000	26,042,000
Earnings (loss) from operations	16,379,000	1,327,000	641,000	(20,323,000)
Net earnings (loss)	11,343,000	513,000	483,000	(14,934,000)
Earnings (loss) per share, basic	$0.64	$0.03	$0.03	$(0.83)
Earnings (loss) per share, diluted	$0.61	$0.03	$0.03	$(0.83)
Fiscal year ended May 31, 2001:
Net Sales	$100,580,000	$74,520,000	$80,865,000	$85,231,000
Gross Profit	44,145,000	32,452,000	34,299,000	37,519,000
Earnings from operations	12,453,000	5,656,000	3,816,000	4,640,000
Earnings before cumulative effect of accounting change	7,513,000	3,204,000	2,015,000	2,699,000
Net earnings	7,072,000	3,204,000	2,015,000	2,699,000
Income per share before cumulative effect of accounting change, basic	$0.54	$0.23	$0.14	$0.19
Net income per share, basic	$0.51	$0.23	$0.14	$0.19
Income per share before cumulative effect of accounting change, diluted	$0.51	$0.21	$0.13	$0.17
Net income per share, diluted	$0.48	$0.21	$0.13	$0.17

15. SUBSEQUENT EVENTS

     In August 2002, we decided to shut-down our 50.01% owned joint venture operations in Brazil, Argentina and Uruguay. These joint ventures contributed $4.6 million to net sales and incurred a loss before income taxes and minority interest of $1.9 million in fiscal 2002. Additionally, we recorded a $1.6 million provision for doubtful accounts in the fourth quarter of fiscal 2002 to allow for estimated losses on receivables due from these entities. The joint ventures are expected to cease operations within the next year. We do not expect the remaining operations or closure procedures for these joint ventures to have a material impact on our consolidated financial statements.

     The loss we incurred in the fourth quarter of fiscal 2002 caused us to be out of compliance with one of the financial covenants contained in our credit agreement (see note 6). On August 28, 2002, we reached an agreement with our lenders to amend the credit agreement to: (i) lower the amount of the revolving credit facility from $85 million to $45 million, and (ii) waive our non-compliance with the financial covenant. At May 31, 2002, we were in compliance with the credit facility as amended.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Vans, Inc.:

     We have audited the accompanying consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended May 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vans, Inc. and subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective June 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets as required by the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

KPMG LLP
Orange County, California
July 17, 2002, except as to Note 15
   which is as of August 28, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the captions “Proposal 1 — Election of Directors,” Information Relating to Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the caption “Executive Compensation and Other Information” in the Proxy Statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Certain information required by this Item is incorporated herein by reference to the caption “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the caption “Certain Transactions” in the Proxy Statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The Company’s Financial Statements, and the Notes thereto, listed in the Index to Financial Information located at page F-1 of this Report, are set forth in Item 8 of this Report.

     (2)  Financial Statement Schedules

     The Financial Statement Schedule and the report of independent auditors thereon are set forth at pages F-2 and F-3 of this Report.

     (3)  Exhibits

EXHIBIT NO.		EXHIBIT DESCRIPTION

(5)	2.1	Agreement of Merger between the Registrant and Van Doren Rubber, dated July 31, 1991
(2)	2.1.1	Certificate of Ownership and Merger (Delaware) of Van Doren Rubber into the Registrant, dated August 19, 1991
(2)	2.1.2	Certificate of Ownership (California) of the Registrant and Van Doren Rubber, dated August 19, 1991
(1)	2.4	Agreement and Plan of Merger, dated as of April 15, 2002, by and among the Registrant, MES Acquisition Corp., Mosa Extreme Sports, Inc., and Thomas Akeley, Linda Larson-Akeley, Douglas Poe and Angela R. Poe.*

EXHIBIT NO.		EXHIBIT DESCRIPTION

(35)	2.5	Membership Interest Purchase Agreement by and among the Registrant, Launch Media, Inc., Creative Artists Agency LLC, Codikow & Carroll PC and 4 Fini, Inc.*
(35)	2.6	Membership Interest Purchase Agreement by and among the Registrant, Creative Artists Agency LLC, Codikow & Carroll PC, and 4 Fini, Inc.*
(2)	3.1	Restated Certificate of Incorporation of the Registrant, dated August 30, 1991
(2)	3.1.1	Certificate of Retirement of Class A and Class B Preferred Stock of the Registrant, dated August 29, 1991
(25)	3.2	Amended and Restated By-laws of the Registrant, approved by the Board of Directors of the Registrant on May 18, 1999
(5)	3.3	Certificate of Designation of Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant
(33)	3.4	Certificate of Amendment of Restated Certificate of Incorporation.
	4.1	Reference is made to Exhibits 3.1 and 3.2
(5)	4.2	Specimen Stock Certificate
(20)	4.3	Amended and Restated Rights Agreement, dated as of May 18, 1999, by and between the Registrant and ChaseMellon Shareholder Services as Rights Agent
(31)	4.3.1	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 24, 2000
(32)	10.2	Employment Agreement, dated as of June 15, 2000, by and between the Registrant and Steven J. Van Doren
(25)	10.3	Credit Agreement, dated as of July 13, 1999, among the Registrant, Bank of America NT&SA and other lenders
(32)	10.3.1	Amendment Agreement to Original Credit Agreement, dated as of April 11, 2000, among the Registrant, Bank of America, N.A. and other lenders
(32)	10.3.2	Amended and Restated Credit Agreement, dated as of April 11, 2000, among the Registrant, Bank of America, N.A. and other lenders
(36)	10.3.3	Second Amendment Agreement to Credit Agreement, dated as of April 30, 2001, among the Registrant, Bank of America, N.A. and other lenders
(1)	10.3.4	First Amendment to Second Amended and Restated Credit Agreement, dated as of August 28, 2002, among the Registrant, Bank of America, N.A., and other lenders
(11)	10.8	Trust Under Vans, Inc. Deferred Compensation Plan, dated as of June 3, 1996
(11)	10.8.1	Amendment to Trust Under Vans, Inc. Deferred Compensation Plan
(31)	10.8.2	Second Amendment to Trust under Vans, Inc. Deferred Compensation Plan
(11)	10.9	Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996
(31)	10.9.1	Amendment to Vans, Inc. Deferred Compensation Agreement
(12)	10.10	Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant
(12)	10.11	Construction Agreement between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant
(28)	10.12	Employment Agreement, dated as of December 3, 1999, by and between the Registrant and Jay E. Wilson
(22)	10.14	Employment Agreement, dated October 21, 1998, by and between the Registrant and Stephen M. Murray
(32)	10.16	2000 Long-Term Incentive Plan
(31)	10.16.1	Amendment No. 1 to 2000 Long-Term Incentive Plan
(33)	10.16.2	Amendment No. 2 to 2000 Long-Term Incentive Plan
(32)	10.17	Employment Agreement, dated as of July 19, 2000, by and between the Registrant and Arthur I. Carver
(27)	10.18	Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Neal R. Lyons
(27)	10.19	Employment Agreement, dated as of April 1, 1999, by and between the Registrant and Chris D. Strain
(17)	10.20	Vanstastic Employee Stock Option Plan

EXHIBIT NO.		EXHIBIT DESCRIPTION

(36)	10.21	Employment Agreement, dated as of April 23, 2001, by and between the Registrant and Donald Petersen
(36)	10.22	Employment Agreement, dated as of April 23, 2001, by and between the Registrant and Andrew J. Greenebaum
(36)	10.23	Vans, Inc. Long-Term Executive Bonus Plan
(36)	10.24	Restricted Stock Award of Gary H. Schoenfeld, dated October 27, 2000
(36)	10.25	Agreement of Purchase and Sale and Joint Escrow Instructions by and between the Registrant and Brookhollow Expressway, LLC
(36)	10.28	Agreement, dated as of February 8, 2001, by and between the Registrant and Sony Pictures Classics re Dogtown and Z-Boys
(30)	10.29	Employment Agreement of Craig E. Gosselin, dated as of September 18, 2000
(30)	10.30	Employment Agreement of Dana M. Guidice, dated as of October 10, 2000
(30)	10.31	Deferred Compensation Agreement of Gary H. Schoenfeld, dated as of November 3, 1999
(30)	10.32	Split Dollar Life Insurance Agreement, dated as of November 3, 1999, for Gary H. Schoenfeld
(1)	10.34	Employment Agreement of Gary H. Schoenfeld, dated as of June 1, 2002.
(1)	10.35	Employment Agreement of Walter E. Schoenfeld, dated as of June 1, 2002.
(35)	10.36	Employment Agreement of Joseph D. Giles, dated as of January 8, 2002.
(1)	10.37	Employment Agreement of Robert L. Nagel, dated as of January 16, 2002.
(1)	10.38	Employment Agreement of Howard Kreitzman, dated as of March 18, 2002.
(1)	10.39	Employment Agreement of Kevin D. Bailey, dated as of May 28, 2002.
(33)	10.40	Employment Agreement of Scott J. Blechman, dated as of August 20, 2001.
(1)	21	List of Subsidiaries
	23.1	Report on Schedule and Consent of Independent Auditors is set forth at page F-2 of this report
(1)	99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference.

(3)	Intentionally omitted.

(4)	Intentionally omitted.

(5)	Intentionally omitted.

(6)	Intentionally omitted.

(7)	Intentionally omitted.

(8)	Intentionally omitted.

(9)	Intentionally omitted.

(10)	Intentionally omitted.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 1996, and incorporated herein by this reference.

(13)	Intentionally omitted.

(14)	Intentionally omitted.

(15)	Intentionally omitted.

(16)	Intentionally omitted.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 29, 1997.

(18)	Intentionally omitted.

(19)	Intentionally omitted.

(20)	Filed as an exhibit to the Registrant’s Form 8-A/A Registration Statement, filed with the SEC on June 28, 1999.

(21)	Intentionally omitted.

(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 28, 1998.

(23)	Intentionally omitted.

(24)	Intentionally omitted.

(25)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1999.

(26)	Intentionally omitted.

(27)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 26, 1999.

(28)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 27, 1999.

(29)	Intentionally omitted.

(30)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 25, 2000.

(31)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2001.

(32)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2000.

(33)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 1, 2001.

(34)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 1, 2001.

(35)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 2, 2002.

(36)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2002.

(b)	Reports on Form 8-K. The Registrant filed three reports on Form 8-K during the quarterly period ended May 31, 2002, one dated March 20, 2002 and one dated May 23, 2002, both regarding certain Regulation FD disclosures, and one dated April 16, 2002, regarding the Registrant’s acquisition of Mosa Extreme Sports, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC. (Registrant)
/s/ Gary H. Schoenfeld

Date: August 28, 2002	By: Gary H. Schoenfeld President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

/s/ Gary H. Schoenfeld Gary H. Schoenfeld President, Chief Executive Officer and Director (Principal Executive Officer)	Date: August 28, 2002

/s/ Walter E. Schoenfeld Walter E. Schoenfeld Chairman of the Board and Director	Date: August 28, 2002

/s/ Andrew J. Greenebaum Andrew J. Greenebaum Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: August 28, 2002

/s/ Wilbur J. Fix Wilbur J. Fix Director	Date: August 28, 2002

/s/ James R. Sulat James R. Sulat Director	Date: August 28, 2002

/s/ Kathleen M. Gardarian Kathleen M. Gardarian Director	Date: August 28, 2002

/s/ Lisa M. Douglas Lisa M. Douglas Director	Date: August 28, 2002

/s/ Gerald Grinstein Gerald Grinstein Director	Date: August 28, 2002

/s/ Charles G. Armstrong Charles G. Armstrong Director	Date: August 28, 2002

/s/ Leonard R. Wilkens Leonard R. Wilkens Director	Date: August 28, 2002

All other schedules are omitted because they are not required, are not applicable, or the information is included the Consolidated Financial Statements or notes thereto.

THE REPORT ON SCHEDULE AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Vans, Inc.:

     The audits referred to in our report dated July 17, 2002, except as to note 15 which is as of August 28, 2002, included the related financial statement schedule as of May 31, 2002 and for each of the years in the three-year period ended May 31, 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective June 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets as required by the provisions of Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets.”

     We consent to incorporation by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. of our report dated July 17, 2002, except as to note 15 which is as of August 28, 2002, relating to the consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended May 31, 2002, and the related schedule, which report appears in the May 31, 2002 annual report on Form 10-K of Vans, Inc.

/s/ KPMG LLP

KPMG LLP

Orange County, California
August 28, 2002

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

	BALANCE AT
	BEGINNING OF	CHARGE TO COST			BALANCE AT
	PERIOD	AND EXPENSES	UTILIZATION		END OF PERIOD

Year end May 31, 2000:
Allowance for doubtful accounts	$1,432,214	$763,384	$(165,411	)(a)	$2,030,187
Year end May 31, 2001:
Allowance for doubtful accounts	$2,030,187	$521,757	$(473,344	)(a)	$2,078,600
Year end May 31, 2002:
Allowance for doubtful accounts	$2,078,600	$3,086,089	$(938,339	)(a)	$4,226,350

(a)	Charge-off of uncollectible accounts receivable.