Form 10-Q
period 2002-08-31
VANS INC
filed 2002-10-10
CIK 877273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-19402

VANS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	33-0272893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15700 Shoemaker Avenue
Santa Fe Springs, California 90670-5515
(Address of Principal Executive Offices) (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.   YES  [X]   NO  [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,998,787 shares of Common Stock, $.001 par value, as of October 10, 2002.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2002 (UNAUDITED) AND MAY 31, 2002
(AMOUNTS IN THOUSANDS)

	AUGUST 31,	MAY 31,
	2002	2002

ASSETS
Current assets:
Cash	$39,904	$28,447
Marketable and debt securities	8,293	27,544
Accounts receivable, net of allowance for doubtful accounts of $5,108 and $4,226 at August 31, 2002, and May 31, 2002, respectively	54,984	28,024
Inventories	43,090	48,835
Deferred tax assets	9,337	9,260
Prepaid and other expenses	8,901	14,957

Total current assets	164,509	157,067
Property, plant and equipment, net	43,798	41,127
Trademarks and patents, net of accumulated amortization of $832 and $644 at August 31, 2002, and May 31, 2002, respectively	15,850	15,926
Goodwill	34,753	33,752
Other assets	9,010	8,855

Total Assets	$267,920	$256,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,259	$5,451
Accounts payable	18,949	16,578
Accrued liabilities	13,165	10,197
Income taxes payable	8,456	2,946

Total current liabilities	41,829	35,172
Deferred tax liabilities	11,481	10,480
Long-term debt	2,952	3,192

Total Liabilities	56,262	48,844

Minority interest	2,663	3,576
Stockholders’ equity:
Common stock, $.001 par value, 40,000 shares authorized, 17,907 and 18,302 shares issued and outstanding at August 31, 2002 and May 31, 2002, respectively	18	18
Accumulated other comprehensive income	(965)	(2,344)
Additional paid-in capital	187,349	189,462
Retained earnings	22,593	17,171

Total Stockholders’ Equity	208,995	204,307

Total Liabilities and Stockholders’ Equity	$267,920	$256,727

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
THIRTEEN WEEKS ENDED AUGUST 31, 2002 AND SEPTEMBER 1, 2001
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
(unaudited)

	THIRTEEN WEEKS ENDED

	AUGUST 31,	SEPTEMBER 1,
	2002	2001

Retail sales	$36,004	$33,601
National sales	55,569	53,172
International sales	33,060	31,287

Net sales	124,633	118,060
Cost of sales	72,522	62,721

Gross profit	52,111	55,339
Operating Expenses:
Retail	17,691	13,867
Marketing, advertising and promotion	10,722	11,271
Selling, distribution and general & administrative	14,240	13,631
Provision for doubtful accounts	502	150
Amortization of intangibles	188	41

Total operating expenses	43,343	38,960
Earnings from operations	8,768	16,379
Interest income	446	518
Interest and debt expense	(178)	(383)
Other income (expense), net	(762)	103

Earnings before taxes	8,274	16,617
Income tax expense	2,482	4,985
Minority share of income	371	289

Net income	$5,421	$11,343

Earnings per share information:
Basic:
Weighted average shares	18,166	17,658
Net earnings per share	$0.30	$0.64

Diluted:
Weighted average shares	18,352	18,641
Net earnings per share	$0.30	$0.61

See accompanying notes to condensed consolidated financial statements

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THIRTEEN WEEKS ENDED AUGUST 31, 2002 AND SEPTEMBER 1, 2001
(AMOUNTS IN THOUSANDS)
(unaudited)

	THIRTEEN WEEKS ENDED

	AUGUST 31,	SEPTEMBER 1,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,421	$11,343
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,625	1,779
Net loss on sale of property, plant and equipment	27	44
Minority share of income	371	289
Provision for losses on accounts receivable and sales returns	876	151
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(28,229)	(21,020)
Inventories	6,308	(6,123)
Deferred income taxes	924	(120)
Prepaid and other expenses	6,056	125
Other assets	(322)	160
Accounts payable	1,705	(2,215)
Accrued liabilities	3,183	(1,120)
Income taxes payable	5,510	1,580

Net cash provided by (used in) operating activities	4,455	(15,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,176)	(5,539)
Investments in other companies	(982)	—
Purchases of marketable securities	(516)	—
Maturities of marketable securities	1,015	—
Sales of marketable securities	18,752	—
Proceeds from sale of property, plant and equipment	—	3
Proceeds from sale of investment	75	—

Net cash provided by (used in) investing activities	13,168	(5,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term borrowings, net	(4,192)	(1,974)
Proceeds from (payments on) long term debt	(240)	1,115
Consolidated subsidiary dividends paid to minority shareholders	(198)	(228)
Proceeds from issuance of common stock	71	9,606
Payment for repurchase of common stock	(2,184)	—

Net cash provided by financing activities	(6,743)	8,519
Effect of exchange rate changes on cash and cash equivalents	577	444

Net increase (decrease) in cash and cash equivalents	11,457	(11,700)
Cash and cash equivalents, beginning of period	28,447	59,748

Cash and cash equivalents, end of period	$39,904	$48,048

SUPPLEMENTAL CASH FLOW INFORMATION — AMOUNTS PAID FOR:
Interest	$163	$31
Income taxes paid (refund)	$(3,251)	$3,425

See accompanying notes to condensed consolidated financial statements

VANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated financial statements included herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.	As of August 31, 2002 and May 31, 2002, inventories are substantially comprised of finished goods.

3.	Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. During the thirteen-week periods ended August 31, 2002 and September 1, 2001, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of all dilutive stock options and restricted stock grants. The reconciliations of basic to diluted weighted average shares are as follows (in thousands):

	THIRTEEN WEEKS ENDED

	AUGUST 31,	SEPTEMBER 1,
	2002	2001

Weighted average shares used in basic computation	18,166	17,658
Restricted stock grant	89	111
Dilutive stock options	97	872

Weighted average shares used for dilutive computation	18,352	18,641

For the thirteen-week periods ended August 31, 2002 and September 1, 2001, respectively, 1,261,789 and 20,000 shares, relating to the possible exercise of outstanding stock options, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

4.	Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

5.	Our reportable segments are based on three distinct product sales channels: Retail, National (wholesale) and International. Sales through our international retail stores are included in overall international sales. Activities combined under the “other” caption below consist of skatepark sessions and concessions (included in the “Retail” total) and the Vans Warped Tour and High Cascade Snowboard Camp (included in the “National” total).

	THIRTEEN WEEKS ENDED AUGUST 31, 2002 (IN THOUSANDS)

	PRODUCTS	OTHER	TOTAL

Retail	$33,455	$2,549	$36,004
National	45,358	10,211	55,569
International	33,060	—	33,060

Net sales	111,873	12,760	124,633
Cost of sales	62,781	9,741	72,522

Gross profit	$49,092	$3,019	$52,111

	THIRTEEN WEEKS ENDED SEPTEMBER 1, 2001 (IN THOUSANDS)

	PRODUCTS	OTHER	TOTAL

Retail	$31,094	$2,507	$33,601
National	51,316	1,856	53,172
International	31,287	—	31,287

Net sales	113,697	4,363	118,060
Cost of sales	61,331	1,390	62,721

Gross profit	$52,366	$2,973	$55,339

6.	Effective June 1, 2001, we adopted Statements of Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” which require that we prospectively cease amortization of goodwill and intangible assets with indefinite lines and instead conduct periodic tests of such assets for impairment. The intangible asset balances included in trademarks and patents still subject to amortization are as follows (in thousands):

	AUGUST 31,	MAY 31,
	2002	2002

Trademarks and patents not subject to amortization	$10,885	$10,885
Trademarks and patents subject to amortization	5,797	5,685

Total trademarks and patents, gross	16,682	16,570
Accumulated Amortization	(832)	(644)

Total trademarks and patents, net	$15,850	$15,926

Changes in the carrying amount of goodwill are summarized as follows (in thousands):

	AUGUST 31,	SEPTEMBER 1,
	2002	2001

Balance at beginning of quarter	$33,752	$23,018
Goodwill acquired	$1,001	$-0-

Balance at end of quarter	$34,753	$23,018

7.	Effective June 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” which requires us to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Derivatives that are hedges, depending on the nature of the hedge, are adjusted to fair value with the effective portion of the adjustment reported in other comprehensive income until the hedge is recognized in earnings. All ineffective changes in the derivatives’ fair value are recognized currently in earnings. The amounts included in the statements of earnings are immaterial for the periods presented.

Management believes it is prudent to limit the variability caused by foreign currency risk. We are exposed to foreign currency risk primarily through our wholly-owned subsidiaries, Vans Far East Limited (“VFEL”), whose functional currency is the euro, and Vans Inc. Limited (“VIL”), whose functional currency is the British sterling. The currency risk is created because our subsidiaries’ purchases of inventory are priced and settled in U.S. dollars. To hedge this risk, our subsidiaries enter into cash flow hedges of forecasted inventory purchases, therefore fixing the cost of the product and the associated gross margins in their functional currency. As of August 31, 2002, we hedged approximately 100% of our forecasted purchases through the third quarter of Fiscal 2003.

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

8.	Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income is comprised of: (i) unrealized gains and losses on marketable securities categorized as “available for sale” under Statement of Financial Accounting Standards No. 115; (ii)

unrealized gains and losses on derivative instruments qualifying as cash flow hedges; and (iii) foreign currency translation adjustments. The components of total comprehensive income (loss) for the thirteen-week period ended August 31, 2002 were as follows (in thousands):

	THIRTEEN WEEKS ENDED

	AUGUST 31,	SEPTEMBER 1,
	2002	2001

Net income	$5,421	$11,343
Other comprehensive income (expense):
Derivatives qualifying as hedges, net of tax:
Net derivative loss	(390)	(194)
Reclassifications to expense	(62)	(12)
Foreign currency translation adjustments	1,831	(60)

Total comprehensive income (loss)	$6,800	$11,077

9.	In February 2002, we acquired majority ownership of the Vans Warped Tour®, a traveling lifestyle, music and sports festival that visits top young adult markets throughout North America. On April 15, 2002, we acquired 100% of the outstanding capital stock of Mosa Extreme Sports, Inc. Mosa manufactures and distributes Pro-tec brand helmets, protective gear and pads for active sports.

Selected unaudited pro forma combined results of operations for the thirteen-week period ended September 1, 2001, assuming the Mosa and Vans Warped Tour acquisitions occurred on June 1, 2001, compared to our actual results for the thirteen-week period ended August 31, 2002, are presented as follows (in thousands):

	ACTUAL	PRO FORMA
	AUGUST 31, 2002	SEPTEMBER 1, 2001

Net sales	$124,633	$129,779
Gross profit	$52,111	$58,656
Operating expenses	$43,343	$40,243
Net income	$5,421	$12,729
Per share information:
Basic:
Net earnings per share	$0.30	$0.70
Weighted average common shares	18,166	18,247
Diluted:
Net earnings per share	$0.30	$0.66
Weighted average common shares	18,352	19,230

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion contains forward-looking statements about our revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like “believe,” “anticipate,” “expect,” “estimate,” “project,” or words similar to those. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under the caption “Risk Factors” on page 14 of our Annual Report on Form 10-K for the year ended May 31, 2002, and in our press release dated September 25, 2002.

     In July 2002, a decision was made to terminate our South American joint ventures located in Brazil, Argentina and Uruguay. Prior to this decision, these three joint ventures were fully consolidated in our consolidated balance sheets and statements of earnings. As a result of this decision, we deconsolidated these joint ventures as of June 30, 2002. We have no remaining obligations to the joint ventures or investments in the joint ventures other than our trade receivables from the joint ventures which were written down to their estimated realizable value of $1.0 million during the fourth quarter of fiscal 2002.

OVERVIEW

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for Core Sports™. Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating Core Sports entertainment events and venues, such as the VANS Triple Crown™ Series, 12 VANS skateparks and the VANS High Cascade Snowboard Camp®, sponsoring numerous professional and amateur athletes and the VANS Warped Tour®, as well as advertising in targeted print and television media.

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

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

	THIRTEEN WEEKS ENDED

	AUGUST 31,	SEPTEMBER 1,
	2002	2001

Retail sales	28.9	28.5
National sales	44.6	45.0
International sales	26.5	26.5

Net sales	100.0%	100.0%
Cost of sales	58.2	53.1

Gross profit	41.8	46.9
Operating expenses:
Retail	14.2	11.7
Marketing, advertising and promotion	8.6	9.5
Selling, distribution and G & A	11.4	11.5
Provision for doubtful accounts	0.4	0.1
Amortization of intangibles	0.2	0.0

Total operating expenses	34.8	33.0

Earnings from operations	7.0	13.9
Interest income	0.4	0.4
Interest and debt expense	(0.1)	(0.3)
Other income (expense), net	(0.6)	0.1

Earnings before income taxes and minority interest	6.6	14.1
Income tax expense	2.0	4.2
Minority share of income	0.3	0.2

Net income	4.3%	9.6%

QUARTERLY PERIOD ENDED AUGUST 31, 2002 (“Q1 FISCAL 2003”), AS COMPARED TO QUARTERLY PERIOD ENDED SEPTEMBER 1, 2001 (“Q1 FISCAL 2002”)

Net Sales

     Net sales for Q1 Fiscal 2003 increased 5.6% to $124.6 million from $118.0 million for Q1 Fiscal 2002. The sales increase was the net effect of changes in all three of our sales channels, as discussed below.

     Retail sales, which includes sales through our U.S. retail stores, increased 7.2% to $36.0 million in Q1 Fiscal 2003 from $33.6 million in Q1 Fiscal 2002. This increase was driven by the addition of 19 stores, including four skateparks, over the last year. Comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) declined 4.9% year-over-year, primarily due to a year-over-year decline in average selling price of 7.0% across all of our stores.

     National sales, which includes all U.S. sales except sales through our U.S. retail stores, increased 4.5% to $55.6 million in Q1 Fiscal 2003 from $53.2 million in Q1 Fiscal 2002. This increase was primarily due to the acquisition of the Pro-tec brand and the Vans Warped Tour®. We acquired the Pro-tec brand and the Vans Warped Tour in the second half of fiscal 2002. Excluding revenue from these two acquisitions, National sales decreased 16.9% to $44.2 million in Q1 Fiscal 2003 from $53.2 million in Q1 Fiscal 2002, primarily due to a 51% sales decrease in our women’s footwear product line.

     International sales, which include sales through our seven European stores, increased 5.8% to $33.1 million in Q1 Fiscal 2003 from $31.3 million in Q1 Fiscal 2002. This increase was primarily due to a $5.4 million increase in European sales, which was partially offset by a decrease of $1.0 million in sales to Pacific Rim and Latin American distributors and a $1.5 million decrease attributable to the deconsolidation of the South American joint ventures discussed above. Due to this deconsolidation, Q1 Fiscal 2003 results included only one month of sales for the South American joint ventures.

Gross Profit

     Gross profit decreased 5.8% to $52.1 million in Q1 Fiscal 2003 from $55.3 million in Q1 Fiscal 2003. As a percentage of net sales, gross profit decreased to 41.8% for Q1 Fiscal 2003, versus 46.9% for Q1 Fiscal 2002, primarily due to the absence of margin contribution from the newly acquired Vans Warped Tour in Q1 Fiscal 2003, the liquidation of certain excess inventory at no margin which was reserved for in the fourth quarter of fiscal 2002, a 7.0% decrease in average selling price across all of our retail stores, and the continued decline in sessions at our skateparks.

Earnings from Operations

     Our earnings from operations decreased 46.5% to $8.8 million in Q1 Fiscal 2003, versus $16.4 million in Q1 Fiscal 2002. As a percentage of sales, earnings from operations decreased to 7.0% for Q1 Fiscal 2003 versus 13.9% last year. Operating expenses in Q1 Fiscal 2003 increased 11.3% to $43.3 million from $39.0 million in Q1 Fiscal 2002. As a percentage of sales, operating expenses increased to 34.8% versus 33.0% last year. The material components of the increase in operating expenses are discussed below.

     Retail. Retail expenses increased 27.6% to $17.7 million in Q1 Fiscal 2003 from $13.9 million in Q1 Fiscal 2002, primarily due to increased costs of approximately $3.2 million associated with the expansion of our retail division by the net addition of 19 new stores, including four skateparks.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 4.9% to $10.7 million in Q1 Fiscal 2003 from $11.3 million in Q1 Fiscal 2002, primarily due to a planned decrease in advertising expenditures related to the back-to-school selling season.

     Selling, distribution, general and administrative. Selling, distribution, general and administrative expenses increased 4.5% to $14.2 million in Q1 Fiscal 2003 from $13.6 million in Q1 Fiscal 2002, primarily due to: (i) increased costs due to the growth of sales in Europe; and (ii) increased costs due to the acquisition of the Pro-tec brand in the fourth quarter of Fiscal 2002, partially offset by the deconsolidation of our South American joint ventures and decreased corporate expenditures due to headcount and other cost reductions.

     Provision for doubtful accounts. The amount that was added to the allowance for doubtful accounts increased to $503,000 in Q1 Fiscal 2003 from $151,000 in Q1 Fiscal 2002, primarily due to: (i) a specific reserve primarily related to the failure of one of our service providers to make timely payments under its contract; and (ii) an increase to the U.S. wholesale reserve based on an analysis of our aged receivables in Q1 Fiscal 2003 as compared to Q1 Fiscal 2002.

Interest and Debt Expense

     Interest and debt expense decreased to $178,000 for Q1 Fiscal 2003 from $383,000 in Q1 Fiscal 2002, primarily due to decreased borrowings under our credit facility. See “—Liquidity and Capital Resources — Borrowings.”

Other (Income) Expense, Net

     Other (income) expense, net, primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other (income) expense, net, decreased to $762,000 of expense for Q1 Fiscal 2003 from $103,000 of income for Q1 Fiscal 2002, primarily due to: (i) foreign currency losses recognized in South America prior to the deconsolidation of our joint ventures in Brazil, Argentina and Uruguay; and (ii) foreign currency losses in Europe.

Income Tax Expense

     Income tax expense decreased to $2.5 million in Q1 Fiscal 2003 from $5.0 million in Q1 Fiscal 2002, primarily as a result of the decrease in earnings discussed above. Our effective tax rate was 30% in Q1 Fiscal 2003 and Q1 Fiscal 2002.

Liquidity and Capital Resources

Cash Flows

     We have historically financed our operations with a combination of cash flows from operations, borrowings under a credit facility and the sale of equity securities. In May 2001, we completed an underwritten public offering of our common stock. In connection with the offering, 2.8 million shares of our common stock were sold for net proceeds of $60.1 million. In June 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. Most of the remaining proceeds of such offering are currently being used for general corporate purposes, including the repurchase of our common stock pursuant to the share repurchase program we adopted on September 21, 2001. Certain of the proceeds were used to repay debt.

     We experienced an inflow of cash from operating activities of $4.5 million for Q1 Fiscal 2003, compared to an outflow of $15.1 million for the same period a year ago. Cash provided by operations during Q1 Fiscal 2003 primarily resulted from earnings, the add-back for depreciation and amortization of $2.6 million, a decrease in prepaids of $6.1 million, a decrease in inventories of $6.3 million, and an increase in liabilities of $10.4 million. These cash inflows were partially offset by an increase of $28.2 million in accounts receivable. Cash used in operations during Q1 Fiscal 2002 was primarily due to an increase of $21.0 million in accounts receivable, an increase of $6.1 million in inventory, and a net decrease of $1.8 million in liabilities. These cash outflows were partially offset by earnings and the add-back for depreciation and amortization.

     We had a net cash inflow from investing activities of $13.2 million in Q1 Fiscal 2003, compared to a net cash outflow of $5.5 million in the same period a year ago. The net cash inflow in Q1 Fiscal 2003 was primarily due to a decrease in marketable and debt securities of $19.3 million, partially offset by capital expenditures of $5.2 million. The net cash outflow in Q1 Fiscal 2002 was primarily due to capital expenditures of $5.5 million.

     We had a net cash outflow from financing activities of $6.7 million in Q1 Fiscal 2003, compared to a net cash inflow of $8.5 million for the same period a year ago. The net cash outflow in Q1 Fiscal 2003 was primarily due to payments on short-term borrowings of $4.2 million and repurchases of our common stock totaling $2.2 million. The net cash inflow in Q1 Fiscal 2002 was primarily due to the completion of the sale of our common stock in the public offering to cover over-allotments, partially offset by payments on short term borrowings of $2.0 million.

     Accounts receivable, net of the allowance for doubtful accounts, increased from $28.0 million at May 31, 2002, to $55.0 million at August 31, 2002, primarily due to the seasonality of our sales. Historically, first quarter revenues are significantly higher than fourth quarter revenues. Inventories decreased to $43.1 million at August 31, 2002, from $48.8 million at May 31, 2002, primarily due to the seasonality of our sales.

Borrowings

     We maintain a $45.0 million unsecured revolving credit facility pursuant to a credit agreement with several lenders. This credit facility permits us to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases.

     The revolving credit facility expires on April 30, 2004. We have the option to pay interest on revolving line of credit advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. The LIBOR rate margin and the base rate margin are based on our ratio of “Funded Debt” to “EBITDA,” each as defined in the credit agreement.

     Under the credit agreement, we must maintain certain financial covenants and are prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the lenders. At August 31, 2002, we had no borrowings under the credit facility and were in full compliance with all of the financial covenants thereunder.

     Vans Latinoamericana, our subsidiary for Mexico, maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At August 31, 2002, the aggregate outstanding balance under the note was $2.5 million.

Share Repurchase Program

     On September 21, 2001, we adopted a 1.0 million share repurchase program. Through the date of this report, we had repurchased 455,700 shares under the program for an aggregate of $2.8 million.

Capital Expenditures

     Our material commitments for capital expenditures are currently primarily related to the opening and remodeling of retail stores and the opening of one skatepark. We have opened eight full price stores to date in fiscal 2003 and currently plan to open one more store in the balance of fiscal 2003. We also plan to remodel approximately seven existing stores in the balance of fiscal 2003. We estimate the aggregate cost of these new stores and remodels to be approximately $2.0 million.

     We also plan to open one skatepark in calendar year 2003 and estimate our portion of the cost of this park to be approximately $3.0 million.

Capital Resources

     Our liquid asset position at August 31, 2002, consisted of cash and money market mutual funds of $39.9 million and $8.3 million of investment grade federal agency notes, corporate bonds and asset-backed debt securities with remaining maturities of three months to two years. This compares to cash and money market mutual funds of $28.4 million and marketable securities of $27.5 million at September 1, 2001. We believe our capital resources, including the availability under our credit facility and cash flow from operations, will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.*

NEW ACCOUNTING PRONOUNCEMENTS

     Effective June 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses the impairment for all tangible assets. SFAS 144 became effective for us in Q1 Fiscal 2003. The adoption of SFAS No. 144 had no financial impact to our financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS No. 145”), which became effective for us in fiscal 2003. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items; eliminates inconsistencies in lease modification treatment; and makes various technical corrections or clarifications of other existing authoritative pronouncements. The adoption of SFAS No. 145 had no financial impact to our financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We do not expect that the impact of adopting SFAS No. 146 will be material to our financial statements.

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended August 31, 2002, and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

*	Note: This is a forward-looking statement. Our actual cash requirements could differ materially. Important factors that could cause our need for additional capital to change include: (i) our rate of growth; (ii) the number of new stores we decide to open and the number of store remodels we undertake; (iii) the amount of stock we repurchase under our repurchase program; (iv) our ability to effectively manage our inventory levels; (v) timing differences in payment for our foreign-sourced product; and (vi) slowing in the U.S. and global economies which could materially impact our business.

QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED				QUARTER ENDED

	NOVEMBER 25,	FEBRUARY 24,	MAY 31,	SEPTEMBER 1,	DECEMBER 1,	MARCH 2,	MAY 31,	AUGUST 31,
	2000	2001	2001	2001	2001	2002	2002	2002

STATEMENT OF OPERATIONS DATA:
Net sales	$74,520	$80,865	$85,231	$118,060	$68,333	$82,151	$63,807	$124,633
Gross profit	32,452	34,299	37,519	55,339	33,260	37,737	26,042	52,111
Earnings from operations	5,656	3,816	4,640	16,379	1,327	641	(20,323)	8,768
Net income	3,204	2,015	2,699	11,343	513	483	(14,934)	5,421
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	44	42	44	47	49	46	41	42
Earnings from operations	8	5	6	14	2	1	(32)	7
Net income	4	2	3	10	1	1	(23)	4
Comparable store sales Increase (decrease)	16.8%	16.3%	9.2%	4.7%	(8.9)%	(5.1)%	(7.4)%	(4.9)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. The revolving line of credit bears interest at a rate equal to either (i) LIBOR plus a margin, or (ii) a base rate plus a margin. The margins are based on our rate of “Funded Debt” to “EBITDA,” each as defined in the credit agreement. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As of August 31, 2002, we had no amounts outstanding under the credit agreement. However, for each $1.0 million outstanding annually under the agreement, a hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $10,000 in annual pre-tax earnings. We do not use derivative or other financial instruments to hedge interest rate risks.

Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements on foreign currency exchange rates. Although we have most of our products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposure for us involves Europe, Latin America and Japan. In particular, weaknesses in Latin American economies in fiscal 2002, particularly Argentina, negatively affected our Latin American business. Our exposure in Latin America consists primarily of our intercompany trade receivable of $3.7 million, of which $1.7 million relates to Mexico and $2.0 million relates to Argentina, Brazil and Uruguay. In the fourth quarter of fiscal 2002, we established a reserve of $1.6 million against our intercompany receivable due from Brazil, Argentina and Uruguay as these joint ventures have experienced significant operating declines as a result of the region’s economic difficulties. In July 2002, we made the decision to close our joint venture operations in these countries, and as of July 1, 2002, the entities for the joint venture operations are no longer consolidated in our balance sheet.

     In order to protect against the volatility associated with earnings currency translations, we may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to 12 months. As of August 31, 2002, we had $18.8 million outstanding in foreign exchange forward contracts, which were entered into to hedge specific transactions denominated in currencies other than the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Additionally, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer determined, as of a date within 90 days of the date of this report, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

10.1	Amendment No. 1 to Employment Agreement of Craig E. Gosselin
10.2	Amendment No. 2 to Employment Agreement of Steven J. Van Doren
10.3	Amendment No. 3 to Employment Agreement of Stephen M. Murray
99.1	Certification of Gary H. Schoenfeld Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Andrew J. Greenebaum Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. We filed two reports on Form 8-K during the quarterly period ended August 31, 2002. The first report was dated July 18, 2002, and contained certain Regulation FD disclosure, and the second report was dated July 29, 2002 and disclosed the re-commencement of our stock repurchase program.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC. (Registrant)

Date: October 10, 2002	By:	/s/ Gary H. Schoenfeld

GARY H. SCHOENFELD President and Chief Executive Officer

Date: October 10, 2002	By:	/s/ Andrew J. Greenebaum

ANDREW J. GREENEBAUM Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

I, Gary H. Schoenfeld, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vans, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002

/s/ Gary H. Schoenfeld

Gary H. Schoenfeld President and Chief Executive Officer

CERTIFICATIONS PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

I, Andrew J. Greenebaum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vans, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002

/s/ Andrew J. Greenebaum

Andrew J. Greenebaum Senior Vice President and Chief Financial Officer