Form 10-Q
period 2002-11-30
VANS INC
filed 2003-01-09
CIK 877273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-19402

VANS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0272893 (I.R.S. Employer Identification No.)

15700 Shoemaker Avenue
Santa Fe Springs, California 90670-5515
(Address of Principal Executive Offices) (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,998,787 shares of Common Stock, $.001 par value, as of January 9, 2003.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	(UNAUDITED)
	NOVEMBER 30,	MAY 31,
	2002	2002

ASSETS
Current assets:
Cash	$54,070	$28,447
Marketable debt securities	3,572	27,544
Accounts receivable, net of allowance for doubtful accounts of $3,871 and $3,318 at November 30, 2002, and May 31, 2002, respectively	30,437	28,024
Inventories	45,849	48,835
Deferred tax assets	9,276	9,260
Prepaid and other expenses	9,249	14,957

Total current assets	152,453	157,067
Property, plant and equipment, net	42,356	41,127
Intangible assets , net of accumulated amortization of $1,008 and $643 at November 30, 2002, and May 31, 2002, respectively	15,761	15,926
Goodwill	34,786	33,752
Other assets	8,658	8,855

Total Assets	$254,014	$256,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,032	$22,029
Accrued liabilities	7,074	10,197
Income taxes payable	6,801	2,946

Total current liabilities	30,907	35,172
Deferred tax liabilities	11,513	10,480
Long-term debt	3,013	3,192

Total Liabilities	45,433	48,844

Minority interest	2,722	3,576
Stockholders’ equity:
Common stock, $.001 par value, 40,000 shares authorized, 17,915 and 18,302 shares issued and outstanding at November 30, 2002 and May 31, 2002, respectively	18	18
Accumulated other comprehensive income	(520)	(2,344)
Additional paid-in capital	187,435	189,462
Retained earnings	18,926	17,171

Total Stockholders’ Equity	205,859	204,307

Total Liabilities and Stockholders’ Equity	$254,014	$256,727

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 30,	DECEMBER 1,	NOVEMBER 30,	DECEMBER 1,
	2002	2001	2002	2001

Retail sales	$22,975	$23,135	$58,979	$56,736
National sales	19,243	26,075	74,812	79,247
International sales	18,388	19,123	51,448	50,410

Net sales	60,606	68,333	185,239	186,393
Cost of sales	31,568	35,073	104,090	97,794

Gross profit	29,038	33,260	81,149	88,599
Operating Expenses:
Retail	17,004	14,695	34,695	28,562
Marketing, advertising and promotion	5,757	7,085	16,479	18,355
Selling, distribution and administrative	11,147	10,105	25,889	23,886
Amortization of intangibles	177	49	365	90

Total operating expenses	34,085	31,934	77,428	70,893
Earnings (loss) from operations	(5,047)	1,326	3,721	17,706
Interest income , net	157	575	425	710
Other income (expense), net	502	(194)	(260)	(92)

Earnings (loss) before taxes	(4,388)	1,707	3,886	18,324
Income tax (benefit) expense	(1,316)	512	1,166	5,497
Minority share of income	594	682	965	971

Net income (loss)	$(3,666)	$513	$1,755	$11,856

Earnings (loss) per share information:
Basic:
Weighted average shares	17,910	17,691	18,038	17,675
Net earnings (loss) per share	$(0.20)	$0.03	$0.10	$0.67

Diluted:
Weighted average shares	17,910	18,258	18,184	18,449
Net earnings (loss) per share	$(0.20)	$0.03	$0.10	$0.64

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	TWENTY-SIX WEEKS ENDED

	NOVEMBER 30,	DECEMBER 1,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,755	$11,856
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,418	3,784
Net loss on sale of property, plant and equipment	26	54
Net gain on sale of investment	—	(40)
Minority share of income	965	971
Provision for losses on accounts receivable	661	225
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(3,551)	(2,964)
Inventories	3,557	(3,462)
Deferred income taxes	1,016	198
Prepaid and other expenses	5,708	980
Other assets	(24)	(1,707)
Accounts payable	(5,306)	(11,222)
Accrued liabilities	(3,124)	(3,433)
Income taxes payable	3,855	1,761

Net cash provided by (used in) operating activities	10,956	(2,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,372)	(12,315)
Investments in other companies	(1,043)	—
Purchases of marketable and debt securities	(1,006)	(23,905)
Maturities of marketable and debt securities	2,746	—
Sales of marketable and debt securities	22,232	—
Proceeds from sale of property, plant and equipment	18	4
Proceeds from sale of investment	75	109

Net cash provided by (used in) investing activities	16,650	(36,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) long term debt	(178)	505
Consolidated subsidiary dividends paid to minority shareholders	(734)	(841)
Proceeds from issuance of common stock	157	9,784
Payment for repurchase of common stock	(2,184)	(601)

Net cash provided by (used in) financing activities	(2,939)	8,847
Effect of exchange rate changes on cash and cash equivalents	956	370

Net increase (decrease) in cash and cash equivalents	25,623	(29,889)
Cash and cash equivalents, beginning of period	28,447	59,748

Cash and cash equivalents, end of period	$54,070	$29,859

SUPPLEMENTAL CASH FLOW INFORMATION — AMOUNTS PAID FOR:
Interest	$215	$61
Income taxes paid (refund)	$(3,012)	$3,882

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

2.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made in preparing the consolidated financial statements include the allowances for doubtful accounts, inventory reserves, long-lived asset valuations, deferred income tax asset valuation allowances, litigation and other contingencies. To the extent there are material differences between management’s estimates and actual results, future results of operations may be affected.

3.	Recent Accounting Pronouncements

Effective June 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses the impairment for all tangible assets. The adoption of SFAS 144 had no financial impact to our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS 145”), which became effective for us in fiscal 2003. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items; eliminates inconsistencies in lease modification treatment; and makes various technical corrections or clarifications of other existing authoritative pronouncements. The adoption of SFAS 145 had no financial impact to our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We do not expect that the impact of adopting SFAS 146 will be material to our consolidated financial statements.

4.	Inventory

As of November 30, 2002, and May 31, 2002, inventories are substantially comprised of finished goods.

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. The reconciliations of basic to diluted weighted average shares are as follows (in thousands):

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 30,	DECEMBER 1,	NOVEMBER 30,	DECEMBER 1,
	2002	2001	2002	2001

Weighted average shares used in basic computation	17,910	17,691	18,038	17,675
Restricted stock grant	—	105	87	108
Dilutive stock options	—	462	59	666

Weighted average shares used for dilutive computation	17,910	18,258	18,184	18,449

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive (in thousands):

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 30,	DECEMBER 1,	NOVEMBER 30,	DECEMBER 1,
	2002	2001	2002	2001

Restricted stock grants	84	—	—	—
Stock options	2,204	689	1,370	355

6.	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

7.	Segment Disclosures

Our reportable segments are based on three distinct product sales channels: Retail, National (U.S. wholesale) and International. Sales through our international retail stores are included in overall international sales. Activities combined under the “other” caption below consist of skatepark sessions and concessions (included in the “Retail” total) and the VANS Warped Tour® and VANS High Cascade Snowboard Camp® (included in the “National” total).

Net sales, cost of sales and gross profit were as follows for each of the Company’s reportable segments (in thousands):

		THIRTEEN WEEKS ENDED			THIRTEEN WEEKS ENDED
		NOVEMBER 30, 2002			DECEMBER 1, 2001

		PRODUCTS	OTHER	TOTAL	PRODUCTS	OTHER	TOTAL

Retail	Net sales	$20,926	$2,049	$22,975	$20,908	$2,227	$23,135
	Cost of sales	9,620	—	9,620	9,147	—	9,147

	Gross profit	11,306	2,049	13,355	11,761	2,227	13,988

National	Net sales	19,098	145	19,243	26,023	52	26,075
	Cost of sales	12,105	(378)	11,727	16,344	(432)	15,912

	Gross profit	6,993	523	7,516	9,679	484	10,163

International	Net sales	18,388	—	18,388	19,123	—	19,123
	Cost of sales	10,221	—	10,221	10,014	—	10,014

	Gross profit	8,167	—	8,167	9,109	—	9,109

Total	Net sales	58,412	2,194	60,606	66,054	2,279	68,333
	Cost of sales	31,946	(378)	31,568	35,505	(432)	35,073

	Gross profit	$26,466	$2,572	$29,038	$30,549	$2,711	$33,260

		TWENTY-SIX WEEKS ENDED			TWENTY-SIX WEEKS ENDED
		NOVEMBER 30, 2002			DECEMBER 1, 2001

		PRODUCTS	OTHER	TOTAL	PRODUCTS	OTHER	TOTAL

Retail	Net sales	$54,381	$4,598	$58,979	$52,002	$4,734	$56,736
	Cost of sales	24,899	—	24,899	22,487	—	22,487

	Gross profit	29,482	4,598	34,080	29,515	4,734	34,249

National	Net sales	64,456	10,356	74,812	77,340	1,907	79,247
	Cost of sales	41,710	9,108	50,818	47,257	692	47,949

	Gross profit	22,746	1,248	23,994	30,083	1,215	31,298

International	Net sales	51,448	—	51,448	50,410	—	50,410
	Cost of sales	28,373	—	28,373	27,358	—	27,358

	Gross profit	23,075	—	23,075	23,052	—	23,052

Total	Net sales	170,285	14,954	185,239	179,752	6,641	186,393
	Cost of sales	94,982	9,108	104,090	97,102	692	97,794

	Gross profit	$75,303	$5,846	$81,149	$82,650	$5,949	$88,599

8.	Goodwill and Identifiable Intangible Assets

Effective June 1, 2001, we adopted Statements of Financial Accounting Standards Board Standards Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets” which require that we prospectively cease amortization of goodwill and intangible assets with indefinite lives and instead conduct periodic tests of such assets for impairment. The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of November 30, 2002 and May 31, 2002 (in thousands):

	NOVEMBER 30, 2002		MAY 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Trademarks and patents	$4,998	$(755)	$4,798	$(605)
Purchase acquisition-related	886	(253)	886	(38)

Total	$5,884	$(1,008)	$5,684	$(643)

	Carrying		Carrying
	Amount		Amount

Intangible assets not subject to amortization:
Goodwill	$34,786		$33,752
Trademarks	10,885		10,885

Total	$45,671		$44,637

Amortization expense for intangible assets subject to amortization was $177 and $49 for the thirteen week periods ended November 30, 2002, and December 1, 2001, respectively, and $365 and $90 for the twenty-six week periods ended November 30, 2002, and December 1, 2001, respectively. Future estimated amortization expense for the remainder of Fiscal 2003, the next four years and thereafter is as follows (in thousands):

FISCAL YEAR ENDING MAY 31,:
2003	$360
2004	432
2005	431
2006	431
2007	424
Thereafter	2,798

$4,876

9.	Derivatives and Hedging

We are exposed to foreign currency risk primarily through our wholly-owned subsidiaries, Vans Far East Limited (“VFEL”), whose functional currency is the euro, and Vans Inc. Limited (“VIL”), whose functional currency is the British sterling. The currency risk is created because our subsidiaries’ purchases of inventory are priced and settled in U.S. dollars. To hedge this risk, our subsidiaries enter into cash flow hedges of forecasted inventory purchases, thereby fixing the cost of the product and the associated gross margins in their functional currency. As of November 30, 2002, our subsidiaries hedged approximately 85% of forecasted purchases through the end of Fiscal 2003.

Gains or losses recorded in other comprehensive income are reclassified to cost of goods sold when the product is sold and the revenue recognized. A portion of the hedge is de-designated when the forecasted purchase occurs and the U.S. dollar payable is recognized. All of the existing gains or losses included in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months.

10.	Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income is comprised of: (i) unrealized gains and losses on derivative instruments qualifying as cash flow hedges; and (ii) foreign currency translation adjustments. The components of total comprehensive income (loss) for the thirteen and twenty-six week periods ended November 30, 2002, and December 1, 2001 were as follows (in thousands):

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 30,	DECEMBER 1,	NOVEMBER 30,	DECEMBER 1,
	2002	2001	2002	2001

Net income (loss)	$(3,666)	$513	$1,755	$11,856
Other comprehensive income (loss):
Derivatives qualifying as hedges, net of tax:
Net derivative gain (loss)	(65)	229	(455)	22
Reclassifications to expense	208	45	146	45
Foreign currency translation adjustments	302	(1,954)	2,133	(1,996)

Total comprehensive income (loss)	$(3,221)	$(1,167)	$3,579	$9,927

In connection with our implementation of new euro-based systems in Europe, we recalculated the cumulative foreign currency translation adjustment and recorded a charge to other comprehensive income aggregating to $1,694 during the quarter ended December 1, 2001, and relating to prior periods dating back to fiscal 1999.

11.	Purchase Acquisitions

In February 2002, we acquired majority ownership of the VANS Warped Tour®, a traveling lifestyle, music and sports festival that visits top young adult markets throughout North America. On April 15, 2002, we acquired 100% of the outstanding capital stock of Mosa Extreme Sports, Inc. (“Mosa”). Mosa manufactures and distributes PRO-TEC brand helmets, protective gear and pads for sports such as skateboarding, snowboarding and BMX riding. The results of operations for the VANS Warped Tour® and Mosa have been included in our consolidated financial statements since the respective dates of acquisition.

Selected unaudited pro forma combined results of operations for the thirteen and twenty-six week periods ended December 1, 2001, assuming the Mosa and VANS Warped Tour acquisitions occurred on June 1, 2001, compared to our actual results for the thirteen and twenty-six week periods ended November 30, 2002, are presented as follows (in thousands):

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 30, 2002	DECEMBER 1, 2001	NOVEMBER 30, 2002	DECEMBER 1, 2001
	(ACTUAL)	(PRO FORMA)	(ACTUAL)	(PRO FORMA)

Net sales	$60,606	$73,486	$185,239	$203,265
Gross profit	$29,038	$36,272	$81,149	$94,928
Operating expenses	$34,085	$33,439	$77,441	$73,682
Net income (loss)	$(3,666)	$1,529	$1,755	$14,258
Per share information:
Basic:
Net earnings per share	$(0.20)	$0.08	$0.10	$0.78
Weighted average common shares	17,910	18,280	18,038	18,264
Diluted:
Net earnings per share	$(0.20)	$0.08	$0.10	$0.75
Weighted average common shares	17,910	18,847	18,184	19,038

12.	Revolving Credit Facility

We maintain an unsecured revolving credit facility pursuant to a credit agreement with several lenders in an amount not to exceed $45.0 million. The credit agreement permits us to draw upon the credit facility for general corporate purposes, capital expenditures, acquisitions and stock repurchases and expires on April 30, 2004. We have the option to pay interest on revolving credit facility advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. At November 30, 2002, no amounts were outstanding under the revolving credit facility.

The credit agreement contains customary affirmative and negative covenants. As a result of the loss incurred in the second quarter of fiscal 2003, we were not in compliance with two of the financial covenants in the credit agreement relating to earnings before interest, taxes, depreciation and amortization at November 30, 2002. The lenders have consented to a waiver of these covenant violations. We have advised the lenders that we may be out of compliance with one or both of these covenants again in the third quarter of Fiscal 2003 and are in discussions with them regarding either modifying the covenants or restructuring the revolving credit facility.

13.	Commitments and Contingencies

Vans, Inc. vs. Scott Brabson and Jay Rosendahl, in Arbitration before JAMS. The allegations we have made in this case and the companion lawsuit pending in Los Angeles Superior Court are described in our Annual Report on Form 10-K for Fiscal 2002. During Q2 Fiscal 2003 discovery was concluded in this matter. In December, the arbitration hearing was also concluded. All parties have filed post-arbitration briefs and we expect a decision from the arbitrator before the end of January.

Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, case No. 01110315. This lawsuit was filed against Vans, two of Vans’ executive officers, and certain other individuals and entities on December 6, 2002, in connection with the above-mentioned litigation. Ms. Brabson alleges causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. She seeks an unspecified amount of compensatory, special and punitive damages. We intend to vigorously defend this matter.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Management does not expect that any of the legal proceedings in which the Company is currently involved will have a material adverse impact on future results of operations or liquidity.

At November 30, 2002, we had letters of credit outstanding totaling $6.9 million. These letters of credit were issued for the purchase of inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion contains forward-looking statements about our revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like “believe,” “anticipate,” “expect,” “estimate,” “project,” or words similar to those. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in footnotes accompanying certain forward-looking statements, as well as those discussed under the caption “Risk Factors” on page 14 of our Annual Report on Form 10-K for the year ended May 31, 2002, and in our press release dated December 19, 2002.

     In July 2002, a decision was made to terminate our South American joint ventures located in Brazil, Argentina and Uruguay. Prior to this decision, these three joint ventures were fully consolidated in our consolidated balance sheets and statements of operations. As a result of this decision, we deconsolidated these joint ventures as of June 30, 2002. We have no remaining obligations to the joint ventures or investments in the joint ventures other than our trade receivables from the joint ventures, which were written down to their estimated realizable value of $1.0 million during the fourth quarter of fiscal 2002.

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

     Accounts Receivable. We provide allowances for doubtful accounts based on a number of factors including historical experience and past due status as well as individual customer circumstances such as ability to pay, bankruptcy, credit ratings and payment history. If actual market conditions are less favorable than those projected by us, additional provisions for doubtful accounts may be required.

     Inventory. Inventories are valued at the lower of cost or market. Finished goods inventories are valued using the first-in, first-out method (“FIFO”). We write-down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

     Impairment Losses on Property, Plant and Equipment. We evaluate the carrying value of assets for impairment when the assets experience a negative event (i.e., significant downturn in operations, losses from operating units, natural disaster, etc.). When these events are identified, we review the last two years of operations, for example, on a store-by-store basis and, if there are losses, we estimate future undiscounted cash flows. If the projected undiscounted cash flows do not exceed the carrying value of the assets, we write-down the assets to fair value based on discounted projected cash flows. The most significant assumptions we use in this analysis are those made in estimating future discounted cash flows. In estimating cash flows, we generally use the financial assumptions in our current budget and our strategic plan and modify them on a store-by-store basis if other factors should be considered. Although we believe our assumptions are reasonable given our current operating performance, any change in market conditions could result in additional impairment losses.

     Impairment losses on Goodwill. Goodwill is tested for impairment annually at the reporting unit level. The impairment, if any, is measured in part based on the estimated fair value of the reporting units with the recorded goodwill. Fair value is determined by using a combination of techniques, such as the traditional present value approach, the expected cash flow approach, and the multiple of earnings approach. The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use, subject to modification as considered necessary, the financial assumptions in our current budget and our strategic plan including sales and expense growth rates and the discount rate we estimate to represent our cost of funds.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 30,	DECEMBER 1,	NOVEMBER 30,	DECEMBER 1,
	2002	2001	2002	2001

Retail sales	37.9	33.9	31.8	30.4
National sales	31.8	38.2	40.4	42.5
International sales	30.3	28.0	27.8	27.0

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.1	51.3	56.2	52.5

Gross profit	47.9	48.7	43.8	47.5
Operating expenses:
Retail	28.1	21.5	18.7	15.3
Marketing, advertising and promotion	9.5	10.4	8.9	9.8
Selling, distribution and administrative	18.4	14.8	14.0	12.8
Amortization of intangibles	0.3	0.1	0.2	0.0

Total operating expenses	56.2	46.7	41.8	38.0

Earnings (loss) from operations	(8.3)	1.9	2.0	9.5
Interest income (expense), net	0.3	0.9	0.2	0.4
Other income (expense), net	0.8	(0.3)	(0.1)	(0.1)

Earnings (loss) before income taxes	(7.2)	2.5	2.1	9.8
Income tax expense	(2.2)	0.7	0.6	2.9
Minority share of income	1.0	1.0	0.5	0.5

Net income (loss)	(6.0)%	0.8%	0.9%	6.4%

QUARTERLY PERIOD ENDED NOVEMBER 30, 2002 (“Q2 FISCAL 2003”), AS COMPARED TO QUARTERLY PERIOD ENDED DECEMBER 1, 2001 (“Q2 FISCAL 2002”)

Net Sales

     Net sales for Q2 Fiscal 2003 decreased 11.3% to $60.6 million from $68.3 million for Q2 Fiscal 2002. The sales decrease was the net effect of changes in all three of our sales channels, as discussed below.

     Retail. Retail sales, which consists solely of sales through our U.S. retail stores and skatepark sessions and concessions, decreased slightly to $23.0 million in Q2 Fiscal 2003 from $23.1 million in Q2 Fiscal 2002. Comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) declined by 9.3% year-over-year. The comparable store sales decrease was primarily related to the sluggish retail market, lower inventory levels in the stores which were in part due to delays in shipping caused by the implementation of our new warehouse management system and the work slow down and lockout at Los Angeles ports, which occurred in Q2 Fiscal 2003, and a year-over-year decline in average selling price of 1.4% across all of our stores. Comparable revenues from concessions and skate sessions at our skateparks declined 32.5%, or $724,000, year-over-year. The decline in skatepark revenue was largely attributable to the opening of free skateparks by local municipalities in nearly all of our skatepark markets.

     National. National sales, which includes all U.S. sales except sales through our U.S. retail stores, decreased 26.4% to $19.2 million in Q2 Fiscal 2003 from $26.1 million in Q2 Fiscal 2002. Excluding revenue from sales by Mosa of PRO-TEC branded product, which was acquired in the second half of fiscal year 2002, national sales were down 40.2% to $15.6 million. The decline in our national sales was due to weakness across all of our product lines.

     International. International sales, which include sales through our seven European retail stores, decreased 3.7% to $18.4 million in Q2 Fiscal 2003 from $19.1 million in Q2 Fiscal 2002. This decrease was due to the following factors: (i) the deconsolidation of our South American joint ventures, which provided approximately $2.1 million of revenue in Q2 Fiscal 2002; (ii) decreased sales in Mexico of approximately $800,000; and (iii) decreased royalty payments from our licensee for Japan of approximately $500,000. The decreased sales in Mexico and Japan were primarily a result of weakness in local retail markets. These decreases were partially offset by increased sales in Europe of approximately $2.7 million.

Gross Profit

     Gross profit decreased 12.9% to $29.0 million in Q2 Fiscal 2003 from $33.3 million in Q2 Fiscal 2002. As a percentage of net sales, gross profit decreased to 47.9% for Q2 Fiscal 2003, versus 48.7% for Q2 Fiscal 2002, primarily due to domestic pricing pressure, particularly in the women’s market, the liquidation of certain excess inventory at no margin which was reserved for in the fourth quarter of fiscal 2002, and a decreased number of skate sessions at our skateparks.

Loss from Operations

     We incurred a loss from operations of $5.0 million in Q2 Fiscal 2003, versus earnings from operations of $1.3 million in Q2 Fiscal 2002. Operating expenses in Q2 Fiscal 2003 increased 6.9% to $34.1 million from $31.9 million in Q2 Fiscal 2002. As a percentage of sales, operating expenses increased to 56.2% versus 46.7% last year. The material components of the increase in operating expenses are discussed below.

     Retail. Retail expenses increased 15.6% to $17.0 million in Q2 Fiscal 2003 from $14.7 million in Q2 Fiscal 2002, primarily due to increased costs associated with the expansion of our retail division by the net addition of 11 new stores and two skateparks since the same period in the prior year.

     Marketing, advertising, and promotion. Marketing, advertising and promotion expenses decreased 18.3% to $5.8 million in Q2 Fiscal 2003 from $7.1 million in Q2 Fiscal 2002, primarily due to a planned decrease in advertising expenditures.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 9.9% to $11.1 million in Q2 Fiscal 2003 from $10.1 million in Q2 Fiscal 2002 due to: (i) increased costs of approximately $900,000 as a result of the acquisition of Mosa; (ii) increased costs of approximately $800,000 as a result of expansion in our European business; (iii) increased legal expenses of approximately $680,000 primarily related to litigation involving a former executive officer of Vans and his affiliate (the “Brabson Litigation”) (see Part II – Item 1. Legal Proceedings); and (iv) increased labor costs of approximately $200,000 in connection with the implementation of our new warehouse management system. The increase was partially offset by: (i) decreased costs of approximately $500,000 as a result of the deconsolidation of our joint ventures in South America; and (ii) a net decrease in labor and other costs of approximately $1.1 million as a result of internal cost-cutting measures.

Interest Income, Net

     Interest income, net, decreased 72.7% to $157,000 in Q2 Fiscal 2003 from $575,000 in Q2 Fiscal 2002. This decrease was primarily due to lower interest rates on monies invested by us.

Other (Income) Expense, Net

     Other (income) expense, net, primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other (income) expense, net, increased to $502,000 of income for Q2 Fiscal 2003 from $194,000 of expense for Q2 Fiscal 2002, primarily due to favorable fluctuations in foreign currency exchange rates in Europe.

Income Tax (Benefit) Expense

     We experienced a tax benefit of $1.3 million in Q2 Fiscal 2003 versus an expense of $512,000 in Q2 Fiscal 2002, as a result of the loss we incurred for Q2 Fiscal 2003. Our effective tax rate was 30% in Q2 Fiscal 2003 and Q2 Fiscal 2002.

TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 30, 2002 (“FISCAL 2003 SIX MONTHS”), AS COMPARED TO TWENTY-SIX WEEK PERIOD ENDED DECEMBER 1, 2001 (“FISCAL 2002 SIX MONTHS”)

Net Sales

     Net sales for the Fiscal 2003 Six Months decreased slightly to $185.2 million from $186.4 million for the same period last year. The sales decrease was the net effect of changes in all three of our sales channels, as discussed below.

     Retail. Retail sales, which consists solely of sales through our U.S. retail stores and skatepark sessions and concessions, increased 4.0% to $59.0 million in the Fiscal 2003 Six Months from $56.7 million in the same period last year. This increase was primarily the result of the increase in retail sales we experienced in Q1 Fiscal 2003, and was partially offset by the decline in retail sales in Q2 Fiscal 2003. Comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) declined 7.5% year-over-year, primarily due to a year-over-year decline in average selling price of 6.6% across all of our stores. Comparable revenues from concessions and skate sessions at our skateparks declined 33.8%, or $1.6 million, year-over-year. The decline in skatepark revenue was largely attributable to the opening of free skateparks by local municipalities in nearly all of our skatepark markets.

     National. National sales, which includes all U.S. sales except sales through our U.S. retail stores, decreased 5.5% to $74.8 million in the Fiscal 2003 Six Months from $79.2 million in the same period last year. Excluding revenue from sales by Mosa of PRO-TEC branded product and revenue from the VANS Warped Tour®, which were both acquired in the second half of fiscal 2002, national sales were down 24.6% to $59.7 million. The decrease in national sales was primarily due to the decrease in sales in Q2 Fiscal 2003 resulting from weakness across all product lines.

     International. International sales, which include sales through our seven European stores, increased 2.0% to $51.4 million in the Fiscal 2003 Six Months from $50.4 million in the same period a year ago. This increase was primarily due to increased sales in Europe of $8.0 million year-over-year, partially offset by reduced royalty payments from our licensee for Japan of approximately $600,000, and decreased sales in Mexico and South America of approximately $1.4 million and $3.5 million, respectively. The decreased sales in Japan and Mexico were primarily a result of weakness in local retail markets. The results for the Fiscal 2003 Six Months only contain one month of sales for South America as a result of the deconsolidation of our South American joint ventures, as described above.

Gross Profit

     Gross profit decreased 8.5% to $81.1 million in the Fiscal 2003 Six Months from $88.6 million in the same period a year ago. As a percentage of net sales, gross profit decreased to 43.8% for the Fiscal 2003 Six Months, versus 47.5% for the same period a year ago, primarily due to the absence of margin contribution from the newly acquired VANS Warped Tour in Q1 Fiscal 2003, the liquidation of certain excess inventory at no margin which was reserved for in the fourth quarter of Fiscal 2002, reduced royalty payments from our licensee for Japan, and a decreased number of skate sessions at our skateparks.

Earnings from Operations

     Our earnings from operations decreased 79.1% to $3.7 million in the Fiscal 2003 Six Months, versus $17.7 million in the same period a year ago. As a percentage of sales, earnings from operations decreased to 2.0% for the Fiscal 2003 Six Months versus 9.5% last year. Operating expenses in the Fiscal 2003 Six Months increased 9.2% to $77.4 million from $70.9 million the same period a year ago. As a percentage of sales, operating expenses increased to 41.8% versus 38.0% last year. The significant components of the increase in operating expenses are discussed below.

     Retail. Retail expenses increased 21.3% to $34.7 million in the Fiscal 2003 Six Months from $28.6 million in the same period a year ago, primarily due to increased costs associated with the expansion of our retail division by the net addition of 11 new stores and two skateparks, since the same period in the prior year.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 10.3% to $16.5 million in the Fiscal 2003 Six Months from $18.4 million in the same period a year ago, primarily due to a planned decrease in advertising expenditures.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 8.4% to $25.9 million in the Fiscal 2003 Six Months versus $23.9 million in the same period a year ago primarily due to: (i) increased costs of approximately $1.5 million as a result of the acquisition of Mosa; (ii) increased costs of approximately $1.4 million as a result of expansion in our European business; and (iii) increased legal expenses of approximately $740,000 primarily related to the Brabson Litigation. The increase was partially offset by: (i) decreased costs of approximately $1.2 million as a result of the deconsolidation of our joint ventures in South America; and (ii) a net decrease in labor and other costs of approximately $400,000 as a result of internal cost-cutting measures.

Interest Income, Net

     Interest income, net, decreased 40.1% to $425,000 in the Fiscal 2003 Six Months from $710,000 in the Fiscal 2002 Six Months. This decrease was primarily due to lower interest rates on monies invested by us.

Other Income (Expense), Net

     Other income (expense), net, primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other income (expense), net, increased to $260,000 of expense for the Fiscal 2003 Six Months from $92,000 of expense for the same period a year ago, primarily due to the net effect of foreign currency losses in South America prior to the deconsolidation of our joint ventures in Brazil, Argentina and Uruguay, partially offset by foreign currency gains in Europe.

Income Tax Expense

     Income tax expense decreased to $1.2 million in the Fiscal 2003 Six Months from $5.5 million in the same period a year ago, primarily as a result of the decrease in earnings for the Fiscal 2003 Six Months and the loss we incurred in Q2 Fiscal 2003. Our effective tax rate was 30% in the Fiscal 2003 Six Months and in the same period a year ago.

Liquidity and Capital Resources

Cash Flows

     At November 30, 2002, we had $57.6 million of cash and marketable securities. We have historically financed our operations with a combination of cash flows from operations, borrowings under a credit facility and the sale of equity securities. In May 2001, we completed an underwritten public offering of our common stock. In connection with the offering, 2.8 million shares of our common stock were sold for net proceeds of $60.1 million. In June 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. Most of the remaining proceeds of the offering are currently being used for general corporate purposes. Certain of the proceeds were used to repurchase stock and repay debt.

     We experienced an inflow of cash from operating activities of $11.0 million for the Fiscal 2003 Six Months, compared to an outflow of $3.0 million for the same period a year ago. Cash provided by operations during the Fiscal 2003 Six Months primarily resulted from net earnings of $1.8 million, the add-back for depreciation and amortization of $5.4 million, a decrease in prepaids of $5.7 million, and a decrease in inventories of $3.6 million. These cash inflows were partially offset by an increase of $3.5 million in accounts receivable. Cash used in operations during the Fiscal 2002 Six Months was primarily due to an increase of $14.7 million in accounts payable and accrued liabilities, an increase of $3.0 million in accounts receivable, and an increase of $3.5 million in inventory. These cash outflows were partially offset by earnings and the add-back for depreciation and amortization.

     Accounts receivable, net of the allowance for doubtful accounts, increased from $28.0 million at May 31, 2002, to $30.4 million at November 30, 2002, primarily due to increased sales in Europe. Inventories decreased to $45.8 million at November 30, 2002, from $48.8 million at May 31, 2002, primarily due to the deconsolidation of our joint ventures in South America as well as the timing of inventory purchases and shipments.

     We had a net cash inflow from investing activities of $16.7 million in the Fiscal 2003 Six Months, compared to a net cash outflow of $36.1 million in the same period a year ago. The net cash inflow was primarily a result of sales and maturities of marketable and debt securities of $25.0 million, partially offset by capital expenditures of $6.4 million. The net cash outflow in the Fiscal 2002 Six Months was primarily due to the purchase of $23.9 million of marketable and debt securities and capital expenditures of $12.3 million.

     We had a net cash outflow from financing activities of $2.9 million in the Fiscal 2003 Six Months, compared to a net cash inflow of $8.8 million for the same period a year ago. The net cash outflow in the Fiscal 2003 Six Months was primarily due to repurchases of our common stock totaling $2.2 million. The net cash inflow in the Fiscal 2002 Six Months was primarily due to the completion of the sale of our common stock in the public offering to cover over-allotments.

The following table summarizes our contractual payment obligations and commitments as of November 30, 2002:

	PAYMENT OBLIGATION BY FISCAL YEAR (IN THOUSANDS)

	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

Operating Leases	$8,794	$17,414	$16,846	$15,862	$15,699	$51,676	$126,291
Long-term debt	17	126	2,607	5	5	253	3,013
Total	$8,811	$17,540	$19,453	$15,867	$15,704	$51,929	$129,304

Borrowings

     We maintain a $45.0 million unsecured revolving credit facility pursuant to a credit agreement with several lenders. This credit facility permits us to utilize the funds thereof for general corporate purposes, capital expenditures, acquisitions and stock repurchases.

     The revolving credit facility expires on April 30, 2004. We have the option to pay interest on revolving credit facility advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. The LIBOR rate margin and the base rate margin are based on our ratio of “Funded Debt” to “EBITDA,” each as defined in the credit agreement.

     Under the credit agreement, we must maintain certain financial covenants and are prohibited from engaging in certain transactions or taking certain corporate actions, such as the payment of dividends, without the consent of the lenders. At November 30, 2002, we had no borrowings under the credit facility. Due to the loss we incurred in Q2 Fiscal 2003, we were out of compliance with two of the financial covenants relating to earnings before interest, taxes, depreciation and amortization under the facility. The lenders have consented to a waiver of these covenant violations. We have advised the lenders that we may be out of compliance with one or both of these covenants again in the third quarter of Fiscal 2003 and are in discussions with them regarding either modifying the covenants or restructuring the revolving credit facility.

     Vans Latinoamericana, our subsidiary in Mexico, maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At November 30, 2002, the aggregate outstanding balance under the note was $2.6 million.

Share Repurchase Program

     On September 21, 2001, we adopted a 1.0 million share repurchase program. As of the date of this report, we have repurchased 455,700 shares under the program for an aggregate of $2.8 million. We did not repurchase any shares in Q2 Fiscal 2003.

Capital Expenditures

     Our future material commitments for capital expenditures are currently primarily related to the opening and remodeling of retail stores and the opening of one skatepark. We have opened eight full price stores to date in Fiscal 2003 and currently plan to open one more store in the balance of Fiscal 2003. We also plan to remodel approximately eight existing stores in the balance of Fiscal 2003. We estimate the aggregate cost of these remodels and opening to be approximately $2.1 million.

     We also plan to open one skatepark in Sacramento, California in the first half of Fiscal 2004 and estimate our portion of the cost of this park to be approximately $2.0 to $2.5 million.

Capital Resources

     Our liquid asset position at November 30, 2002, consisted of cash and cash equivalents of $54.1 million and $3.6 million of investment grade federal agency notes, corporate bonds and asset-backed debt securities with remaining maturities of three months to two years. This compares to cash and cash equivalents of $28.4 million and marketable and debt securities of $27.5 million at May 31, 2002. We believe our capital resources, including the availability under our credit facility and cash flow from operations, will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.*

NEW ACCOUNTING PRONOUNCEMENTS

     Effective June 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses the impairment for all tangible assets. The adoption of SFAS 144 had no financial impact to our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS 145”), which became effective for us in fiscal 2003. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items; eliminates inconsistencies in lease modification treatment; and makes various technical corrections or clarifications of other existing authoritative pronouncements. The adoption of SFAS 145 had no financial impact to our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We do not expect that the impact of adopting SFAS 146 will be material to our consolidated financial statements.

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended November 30, 2002, and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED				QUARTER ENDED

	FEBRUARY 24,	MAY 31,	SEPTEMBER 1,	DECEMBER 1,	MARCH 3,	MAY 31,	AUGUST 31,	NOVEMBER 30,
	2001	2001	2001	2001	2002	2002	2002	2002

STATEMENT OF OPERATIONS DATA:
Net sales	$80,865	$85,231	$118,060	$68,333	$82,151	$63,807	$124,633	$60,606
Gross profit	34,299	37,519	55,339	33,260	37,737	26,042	52,111	29,038
Earnings (loss) from operations	3,816	4,640	16,379	1,326	641	(20,323)	8,768	(5,047)
Net income (loss)	2,015	2,699	11,343	512	483	(14,934)	5,421	(3,666)
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	42	44	47	49	46	41	42	48
Earnings (loss) from operations	5	6	14	2	1	(32)	7	(8)
Net income (loss)	2	3	10	1	1	(23)	4	(6)
Year-over-year comparable store sales increase (decrease)	16.3%	9.2%	4.7%	(8.9)%	(5.1)%	(7.4)%	(4.9)%	(9.3)%

*	Note: This is a forward-looking statement. Our actual cash requirements could differ materially. Important factors that could cause our need for additional capital to change include: (i) our rate of growth; (ii) the number of new stores we decide to open and the number of store remodels we undertake; (iii) the amount of stock we repurchase under our repurchase program; (iv) our ability to effectively manage our inventory levels; (v) timing differences in payment for our foreign-sourced product; and (vi) slowing in the U.S. and global economies which could materially impact our business.

     Our business is seasonal, with the largest percentage of net income and U.S. sales realized in the first fiscal quarter (June through August), the “back to school” selling months. In addition, because snowboarding is a winter sport, sales of our snowboard boots and the Switch Autolock® binding system have historically been strongest in the first and second fiscal quarters (June through November).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to our cash and marketable debt securities. At November 30, 2002, we held $54.1 million in cash and cash equivalents and $3.6 million in marketable debt securities. Cash equivalents consist of highly liquid investments in federal treasury securities, commercial paper and money market time deposits with original maturities of three months or less. Our marketable debt securities consist of investment grade federal agency notes, corporate bonds and asset backed debt securities with maturities of four months to two years and are classified as available for sale as we do not have the intent to hold to maturity. Due to the relatively short-term nature of our cash equivalents and marketable debt securities, cost approximates fair value. We do not use derivative or other financial instruments to hedge interest rate risks. A 1% decline in the annual yield on marketable debt securities and cash equivalents would decrease interest income by approximately $580,000.

Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Although we have most of our products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposure for us involves Europe, Latin America and Japan. In Fiscal 2002, we were subjected to foreign currency risk in South America through our involvement in joint venture operations in Brazil, Argentina and Uruguay. Our South America business was negatively impacted by weaknesses in South American economies, particularly Argentina. In July 2002, we made the decision to close our joint venture operations in South America, and as of July 1, 2002, the entities for these joint venture operations are no longer consolidated in our balance sheet. At November 30, 2002, our remaining exposure to foreign currency risk in South America consists of net trade receivables of $1.0 million from these joint ventures.

     In order to protect against the volatility associated with transactions conducted in foreign currency, we may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to 12 months. As of November 30, 2002, we had $11.4 million outstanding in foreign exchange forward contracts to purchase U.S. dollars, which were entered into to hedge specific transactions denominated in currencies other than the respective local currency. $8.4 million of these forward contracts were to hedge against the euro, $2.5 million of these contracts were to hedge British sterling and $500,000 of these contracts were to hedge Japanese yen. The unrealized loss on these contracts at November 30, 2002 was $822,000.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, summarized and processed within time periods specified in the SEC’s rules and forms. As of a date within 90 days of the date of this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act . Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-14.

     Additionally, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer determined, as of a date within 90 days of the date of this report, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Vans, Inc. vs. Scott Brabson and Jay Rosendahl, in Arbitration before JAMS. The allegations we have made in this case and the companion lawsuit pending in Los Angeles Superior Court are described in our Annual Report on Form 10-K for Fiscal 2002. During Q2 Fiscal 2003 discovery was concluded in this matter. In December, the arbitration hearing was also concluded. All parties have filed post-arbitration briefs and we expect a decision from the arbitrator before the end of January.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, case No. 01110315. This lawsuit was filed against Vans, two of Vans’ executive officers, and certain other individuals and entities on December 6, 2002, in connection with the above-mentioned litigation. Ms. Brabson alleges causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. She seeks an unspecified amount of compensatory, special and punitive damages. We intend to vigorously defend this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 29, 2002, we held our 2002 Annual Meeting of Stockholders. The following matters were voted on at the meeting: (i) the election of directors; and (ii) the ratification and approval of KPMG LLP as the Company’s independent auditors for Fiscal 2003.

     The results of the voting on these matters (including the names of all persons elected as directors) are set forth below:

		VOTES
PROPOSAL	VOTES FOR	AGAINST/WITHHELD	ABSTENTIONS	BROKER NON-VOTES

Proposal No. 1
Election of Directors

Nominees:
Walter E. Schoenfeld	16,547,422	46,391	0	0
Gary H. Schoenfeld	16,452,838	140,975	0	0
Wilbur J. Fix	16,558,107	35,706	0	0
Gerald Grinstein	16,557,932	35,881	0	0
James R. Sulat	16,559,838	33,975	0	0
Kathleen M. Gardarian	16,557,863	35,950	0	0
Lisa M. Douglas	16,558,163	35,650	0	0
Charles G. Armstrong	16,558,838	34,975	0	0
Leonard R. Wilkens	16,557,123	36,690	0	0

Proposal No. 2
Ratification of KPMG LLP as Independent Auditors for Fiscal 2003	16,324,776	257,507	11,530	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Amendment and Restatement of Vans, Inc. Deferred Compensation Agreement for Gary H. Schoenfeld

10.2	Endorsement Split Dollar Life Insurance Agreement

99.1	Certification of Gary H. Schoenfeld Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Andrew J. Greenebaum Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

We filed one Report on Form 8-K during Q2 Fiscal 2003, dated September 25, 2002, regarding certain Regulation FD disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC. (Registrant)

Date: January 9, 2003	By:	/s/ Gary H. Schoenfeld

GARY H. SCHOENFELD President and Chief Executive Officer

Date: January 9, 2003	By:	/s/ Andrew J. Greenebaum

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

Date: January 9, 2003

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

Date: January 9, 2003

/s/ Andrew J. Greenebaum

Andrew J. Greenebaum Senior Vice President and Chief Financial Officer