Form 10-Q
period 2003-03-03
VANS INC
filed 2003-04-14
CIK 877273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 1, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-19402

VANS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0272893 (I.R.S. Employer Identification No.)

15700 Shoemaker Avenue
Santa Fe Springs, California 90670-5515
(Address of Principal Executive Offices) (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,998,787 shares of Common Stock, $.001 par value, as of April 9, 2003.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 99.1
Exhibit 99.2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	MARCH 1,	MAY 31,
	2003	2002

ASSETS
Current assets:
Cash	$53,162	$28,447
Marketable debt securities	—	27,544
Accounts receivable, net of allowance for doubtful accounts of $2,414 and $1,718 at March 1, 2003, and May 31, 2002, respectively	41,934	28,024
Inventories	50,123	48,835
Deferred tax assets	9,394	9,260
Prepaid and other expenses	10,279	14,957

Total current assets	164,892	157,067
Property, plant and equipment, net of accumulated depreciation of $34,832 and $27,471 at March 1, 2003, and May 31, 2002, respectively	25,414	41,127
Intangible assets , net of accumulated amortization of $1,211 and $643 at March 1, 2003, and May 31, 2002, respectively	15,657	15,926
Goodwill	34,988	33,752
Other assets	8,601	8,855

Total Assets	$249,552	$256,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,879	$22,029
Accrued liabilities	10,480	10,197
Income taxes payable	653	2,946

Total current liabilities	35,012	35,172
Deferred tax liabilities	10,927	10,480
Long-term debt	2,897	3,192

Total Liabilities	48,836	48,844

Minority interest	1,976	3,576
Stockholders’ equity:
Common stock, $.001 par value, 40,000 shares authorized, 17,920 and 18,302 shares issued and outstanding at March 1, 2003 and May 31, 2002, respectively	18	18
Accumulated other comprehensive income (loss)	1,497	(2,344)
Additional paid-in capital	187,505	189,462
Retained earnings	9,720	17,171

Total Stockholders’ Equity	198,740	204,307

Total Liabilities and Stockholders’ Equity	$249,552	$256,727

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 1,	MARCH 2,	MARCH 1,	MARCH 2,
	2003	2002	2003	2002

Retail sales	$29,666	$30,328	$88,645	$87,064
National sales	22,566	24,686	97,378	103,933
International sales	29,832	27,137	81,280	77,547

Net sales	82,064	82,151	267,303	268,544
Cost of sales	43,028	44,414	147,118	142,208

Gross profit	39,036	37,737	120,185	126,336
Operating Expenses:
Retail	17,371	15,670	52,066	44,232
Marketing, advertising and promotion	6,317	8,284	22,796	26,640
Selling, distribution and administrative	14,825	13,079	40,714	36,965
Impairment Charges	15,338	—	15,338	—
Amortization of intangibles	203	62	568	152

Total operating expenses	54,054	37,095	131,482	107,989
Income (loss) from operations	(15,018)	642	(11,297)	18,347
Interest income, net	254	234	679	944
Other (expense), net	(775)	(159)	(1,035)	(251)

Income (loss) before taxes	(15,539)	717	(11,653)	19,040
Income tax (benefit) expense	(5,965)	215	(4,799)	5,712
Minority share of income (loss)	(368)	19	597	990

Net income (loss)	$(9,206)	$483	$(7,451)	$12,338

Earnings (loss) per share information:
Basic:
Weighted average shares	17,920	17,695	17,999	17,681
Net earnings (loss) per share	$(0.51)	$0.03	$(0.41)	$0.70

Diluted:
Weighted average shares	17,920	18,310	17,999	18,403
Net earnings (loss) per share	$(0.51)	$0.03	$(0.41)	$0.67

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THIRTY-NINE WEEKS ENDED

	MARCH 1,	MARCH 2,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,451)	$12,338
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,219	5,915
Impairment charges	15,338	—
Net loss on sale of property, plant and equipment	32	53
Net (gain) on sale of investment	—	(40)
Minority share of income	597	990
Provision for losses on accounts receivable	1,034	331
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(14,788)	(9,815)
Inventories	(304)	(3,854)
Deferred income taxes	313	385
Prepaid and other expenses	4,678	(1,616)
Other assets	(150)	(1,744)
Accounts payable	1,266	(4,197)
Accrued liabilities	283	(1,688)
Income taxes payable	(2,294)	1,199

Net cash provided by (used in) operating activities	6,773	(1,743)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,396)	(16,298)
Investments in other companies	(1,244)	(5,510)
Purchases of marketable and debt securities	(1,006)	(35,690)
Maturities of marketable and debt securities	3,514	587
Sales of marketable and debt securities	25,036	12,873
Proceeds from sale of property, plant and equipment	29	6
Proceeds from sale of investment	169	109

Net cash provided by (used in) investing activities	19,102	(43,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) long term debt	(295)	78
Consolidated subsidiary dividends paid to minority shareholders	(1,112)	(1,101)
Proceeds from issuance of common stock	227	9,891
Payment for repurchase of common stock	(2,184)	(601)

Net cash provided by (used in) financing activities	(3,364)	8,267
Effect of exchange rate changes on cash and cash equivalents	2,204	631
Net increase (decrease) in cash and cash equivalents	24,715	(36,768)

Cash and cash equivalents, beginning of period	28,447	59,748

Cash and cash equivalents, end of period	$53,162	$22,980

SUPPLEMENTAL CASH FLOW INFORMATION — AMOUNTS PAID FOR:
Interest	$294	$109
Income taxes paid (refund)	$(2,222)	$4,901

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

2.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made in preparing the consolidated financial statements include, among others, allowances for doubtful accounts, inventory reserves, long-lived asset valuations, deferred income tax asset valuation allowances, litigation and other contingencies. To the extent there are material differences between management’s estimates and actual results, future results of operations may be affected.

3.  Recent Accounting Pronouncements

Effective June 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses the impairment for all tangible assets. The adoption of SFAS 144 had no financial impact to our consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS 145”), which became effective for us in Fiscal 2003. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items; eliminates inconsistencies in lease modification treatment; and makes various technical corrections or clarifications of other existing authoritative pronouncements. The adoption of SFAS 145 had no financial impact to our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no financial impact to our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement is not expected to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. We adopted this statement in the quarter ended March 1, 2003, and it did not have an impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity which has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We will adopt the provisions of FIN 46 in the quarter ending November 29, 2003, for existing entities that are within the scope of this Interpretation. The statement also has disclosure requirements, some of which are required to be included in financial statements issued after January 31, 2003. On a preliminary basis, we do not believe FIN 46 will have an impact on our consolidated financial statements.

4.  Inventory

As of March 1, 2003, and May 31, 2002, inventories are substantially comprised of finished goods.

5.  Earnings (Loss) Per Share

Basic earnings (loss) per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. The reconciliations of basic to diluted weighted average shares are as follows (in thousands):

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 1,	MARCH 2,	MARCH 1,	MARCH 2,
	2003	2002	2003	2002

Weighted average shares used in basic computation	17,920	17,695	17,999	17,681
Restricted stock Grant	—	100	—	105
Dilutive stock options	—	515	—	617

Weighted average shares used for dilutive computation	17,920	18,310	17,999	18,403

The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive (in thousands):

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 1,	MARCH 2,	MARCH 1,	MARCH 2,
	2003	2002	2003	2002

Restricted stock grants	79	—	84	—
Stock options	2,150	329	2,142	346

6.  Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

7.  Segment Disclosures

Our reportable segments are based on our three distinct product sales channels: retail, national and international. The retail segment consists of our U.S. retail operations, which include our domestic retail stores and skateparks. The national segment consists of all domestic operations outside of our retail operations, which includes our domestic wholesale business, the VANS Warped Tour® and the VANS High Cascade Snowboard Camp®. The international segment includes our international wholesale business and our European retail operations. The “Unallocated” category below represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activities and operating costs not directly attributable to any one segment. Our chief operating decision-maker evaluates the performance of our segments based on gross margin and direct operating profit, excluding such unallocated amounts.

Summary information by segment follows (in thousands):

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 1,	MARCH 2,	MARCH 1,	MARCH 2,
	2003	2002	2003	2002

Net sales:
Retail
Skateparks	$5,122	$6,030	$15,371	$15,601
Retail stores	24,544	24,298	73,274	71,463
National
Wholesale	22,498	24,593	86,954	101,933
Other	68	93	10,424	2,000
International	29,832	27,137	81,280	77,547
Unallocated	—	—	—	—

Total net sales	$82,064	$82,151	$267,303	$268,544

Gross profit:
Retail
Skateparks	$3,499	$4,424	$10,948	$11,806
Retail stores	12,005	12,546	38,619	39,402
National
Wholesale	8,253	9,505	31,685	40,351
Other	(151)	(37)	427	429
International	15,430	11,299	38,506	34,348
Unallocated	—	—	—	—

Total net sales	$39,036	$37,737	$120,185	$126,336

Income (loss) from operations:
Retail
Skateparks	$(13,472)	$232	$(15,202)	$678
Retail stores	(3,733)	1,068	(2,635)	6,298
National
Wholesale	4,076	6,923	19,692	31,579
Other	(288)	(171)	(1)	(6)
International	8,928	5,774	22,520	19,655
Unallocated	(10,529)	(13,184)	(35,671)	(39,857)

Total net sales	$(15,018)	$642	$(11,297)	$18,347

Included in skatepark and retail stores income (loss) from operations for the thirteen and thirty-nine weeks ended March 1, 2003, are impairment charges of $12.5 million and $2.9 million, respectively.

8.  Goodwill and Identifiable Intangible Assets

Effective June 1, 2001, we adopted SFAS Nos. 141 and 142 on “Business Combinations” and “Goodwill and Other Intangible Assets”, which require that we prospectively cease amortization of goodwill and intangible assets with indefinite lives and instead conduct periodic tests of such assets for impairment. The following table summarizes our identifiable intangible assets and goodwill balances as of March 1, 2003 and May 31, 2002 (in thousands):

	MARCH 1, 2003		MAY 31, 2002

	Gross	Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Trademarks and patents	$5,097	$(850)	$4,798	$(605)

	MARCH 1, 2003		MAY 31, 2002

	Gross	Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Other	886	(361)	886	(38)

Total	$5,983	$(1,211)	$5,684	$(643)

	Carrying	Carrying
	Amount	Amount

Intangible assets not subject to amortization:
Goodwill	$34,988	$33,752
Trademarks	10,885	10,885

Total	$45,873	$44,637

Goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.0 million associated with the acquisition of Mosa Extreme Sports, Inc., now known as Pro-Tec, Inc. (“Pro-Tec”); $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited), our U.K. distributor; $4.6 million associated with our snowboot and bindings business; $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour®; and $1.0 million associated with the acquisition of Compagnie Sunspot SA ("Sunspot"), our sales agent for France.

Amortization expense for intangible assets subject to amortization was $203 and $62 for the thirteen-week periods ended March 1, 2003, and March 2, 2002, respectively, and $568 and $152 for the thirty-nine week periods ended March 1, 2003, and March 2, 2002, respectively. Future estimated amortization expense for the remainder of Fiscal 2003, the next four years and thereafter is as follows (in thousands):

FISCAL YEAR ENDING MAY 31,:
2003	$174
2004	443
2005	442
2006	442
2007	435
Thereafter	2,836

$4,772

9.  Impairment of Long-lived Assets

As a result of continuing negative trends which have affected our skatepark and domestic retail business, we performed an assessment as of March 1, 2003, of the net carrying value of long-lived assets associated with our skateparks and domestic retail stores to determine whether these assets are fully recoverable. This assessment was performed in accordance with SFAS 144. As a result of this assessment, we have recorded impairment charges aggregating $15.3 million to write down the long-lived assets associated with 10 of our skateparks and some or all of the long-lived assets associated with certain of our retail stores to net realizable value. $12.5 million of this charge was recorded to fully write down the net carrying value of long-lived assets associated with the skateparks. The remaining $2.9 million of this charge was recorded to write down the net carrying value of long-lived assets associated with 17 of our 166 retail stores. Net realizable values were determined based upon discounted projected future cash flows for each skatepark and each retail store. The discount rate applied was based upon our weighted average cost of capital adjusted for the risks associated with these operations. See the discussion under the caption “Third Quarter Impairment Charges and Receivable Concession” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

10.  Derivatives and Hedging

We are exposed to foreign currency risk primarily through our wholly-owned subsidiaries, Vans Europe BV (“VEBV”), whose functional currency is the euro, and Vans Inc. Limited (“VIL”), whose functional currency is the British sterling. The currency risk is created because our subsidiaries’ purchases of inventory are priced and settled in U.S. dollars. To hedge this risk, our subsidiaries enter into cash flow hedges of forecasted inventory purchases, thereby fixing the cost of the product and the associated gross margins in their functional currency. As of March 1, 2003, our subsidiaries hedged approximately 80% of forecasted purchases through the end of Fiscal 2003.

Gains and losses on cash flow hedges of forecasted transactions are recorded in other comprehensive income if the hedge accounting requirements set forth in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, are met. Such gains and losses recorded in other comprehensive income are reclassified to cost of goods sold when the product is sold and the revenue recognized. A portion of the hedge is de-designated when the forecasted purchase occurs and the U.S. dollar payable is recognized. All of the existing gains or losses included in accumulated other comprehensive income are expected to be reclassified into earnings within the next six months.

11. Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income is comprised of: (i) unrealized gains and losses on derivative instruments qualifying as cash flow hedges; and (ii) foreign currency translation adjustments. The components of total comprehensive income (loss) for the thirteen and thirty-nine week periods ended March 1, 2003, and March 2, 2002 were as follows (in thousands):

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 1,	MARCH 2,	MARCH 1,	MARCH 2,
	2003	2002	2003	2002

Net income (loss)	$(9,206)	$483	$(7,451)	$12,338
Other comprehensive income (loss):
Derivatives qualifying as hedges, net of tax:
Net derivative gain (loss)	(481)	131	(936)	154
Reclassifications to (income) expense	205	(38)	351	7
Foreign currency translation adjustments	2,293	(1,173)	4,426	(3,169)

Total comprehensive income (loss)	$(7,189)	$(597)	$(3,610)	$9,330

In connection with our implementation of new euro-based systems in Europe, we recalculated the cumulative foreign currency translation adjustment and recorded a charge to other comprehensive income aggregating to $1,694 during the quarter ended December 1, 2001, and relating to prior periods dating back to fiscal 1999.

12. Purchase Acquisitions

On June 11, 2002, we acquired 100% of the outstanding capital stock of Sunspot for cash consideration of $2.9 million. Of the total purchase price paid, $1.9 million was allocated to identifiable acquired assets and liabilities and the remaining $1.0 million was allocated to goodwill. In addition, we are required to pay additional cash consideration in connection with this acquisition based on the level of sales achieved by the acquired sales agent over each of the next five years in the period from the acquisition date through June 11, 2007. Although the amount of additional consideration to be paid cannot yet be determined, we currently estimate that $1.5 million will be paid in the current fiscal year and an aggregate of $9.0 million will be paid through June 11, 2007. Any such additional consideration will be allocated to goodwill.

In February 2002, we acquired a 70% interest in the VANS Warped Tour®, a traveling lifestyle, music and sports festival that visits top young adult markets throughout North America, for $5.2 million. On April 15, 2002, we acquired 100% of the outstanding capital stock of Pro-Tec for $14.8 million. Pro-Tec manufactures and distributes PRO-TEC brand helmets, protective gear and pads for sports such as skateboarding, snowboarding and BMX riding. The results of operations for the VANS Warped Tour® and Pro-Tec have been included in our consolidated financial statements since the respective dates of acquisition.

In connection with the acquisition of Pro-Tec, if specified future performance targets are achieved during the fiscal years ending May 31, 2003 and 2004, the aggregate consideration for this acquisition will be increased by up to $5.0 million. Such additional consideration, if earned, will be paid either in cash or unrestricted shares of our common stock and will be allocated to goodwill.

Selected unaudited pro forma combined results of operations for the thirteen and thirty-nine week periods ended March 2, 2002, assuming the acquisitions of Sunspot, Pro-Tec and the VANS Warped Tour occurred on June 1, 2001, compared to our actual results for the thirteen and thirty-nine week periods ended March 1, 2003, are presented below (in thousands). Pro forma results for the thirteen and thirty-nine week periods ended March 1, 2003 did not differ materially from actual results for these periods.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 1, 2003	MARCH 2, 2002	MARCH 1, 2003	MARCH 2, 2002
	(ACTUAL)	(PRO FORMA)	(ACTUAL)	(PRO FORMA)

Net sales	$82,064	$84,549	$267,303	$287,814
Gross profit	$39,036	$39,103	$120,185	$134,031

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 1, 2003	MARCH 2, 2002	MARCH 1, 2003	MARCH 2, 2002
	(ACTUAL)	(PRO FORMA)	(ACTUAL)	(PRO FORMA)

Operating expenses	$54,054	$37,992	$131,482	$111,147
Net income (loss)	$(9,206)	$915	$(7,451)	$15,700
Per share information:
Basic:
Net income (loss) per share	$(0.51)	$0.05	$(0.41)	$0.86
Weighted average common shares	17,920	18,284	17,999	18,270
Diluted:
Net income (loss) per share	$(0.51)	$0.05	$(0.41)	$0.83
Weighted average common shares	17,920	18,898	17,999	18,992

13.  Revolving Credit Facility

Through March 1, 2003, we maintained an unsecured revolving credit facility pursuant to a credit agreement with several lenders in an amount not to exceed $45.0 million. The credit agreement permitted us to draw upon the credit facility for general corporate purposes, capital expenditures, acquisitions and stock repurchases and would have expired on April 30, 2004. We had the option to pay interest on revolving credit facility advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. At March 1, 2003, no amounts were outstanding under the revolving credit facility. Subsequent to March 1, 2003, we reached agreement with the lenders to terminate the credit agreement and replace it with a $20.0 million secured revolving credit facility. Under the new facility, we will be able to obtain advances for the issuance of commercial letters of credit and standby letters of credit. The new facility will be secured by a security interest in a certificate of deposit held with the lending institution, and advances under the facility will bear interest at a rate equal to either the prime rate or LIBOR plus .20%. The new facility will mature on May 1, 2004 and is subject to the completion of loan documents. The loan agreement for the new facility will contain less restrictive affirmative and negative covenants than the credit agreement for the prior facility.

14.  Commitments and Contingencies

Vans, Inc. vs. Scott Brabson and Jay Rosendahl, in Arbitration before JAMS. The allegations we have made in this case and the companion lawsuit pending in Los Angeles Superior Court are described in our Annual Report on Form 10-K for Fiscal 2002. Updated disclosures regarding this case describing the arbitrator’s award of $8.0 million to us are contained in two Forms 8-K we filed with the SEC on February 3, 2003 and February 25, 2003, respectively. No amounts have been recorded in the accompanying consolidated financial statements in connection with the arbitrator’s award.

On March 10, 2003, Brabson filed for bankruptcy protection under the Federal Bankruptcy laws. We believe that Brabson’s obligations to us are not dischargeable under such laws and we will file a motion seeking an order from the bankruptcy judge to that effect.

On March 18, 2003, the bankruptcy judge in Rosendahl’s bankruptcy case granted our motion to lift the stay in that case to allow us to finalize the arbitrator’s award against Rosendahl. We will now file a motion requesting an order from the bankruptcy judge declaring that Rosendahl’s obligations to us are non-dischargeable.

Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, case No. 01110315. This lawsuit was filed against Vans, two of Vans’ executive officers, and certain other individuals and entities on December 6, 2002, in connection with the above-mentioned litigation (the “Brabson and Rosendahl case”). Mrs. Brabson alleges causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. She seeks an unspecified amount of compensatory, special and punitive damages. We recently brought a so-called “SLAPP” motion to dismiss this case on the grounds that it was designed to inhibit our ability to pursue our remedies in the Brabson and Rosendahl case. The court denied this motion and we are proceeding with discovery.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Management does not expect that any of the legal proceedings in which the Company is currently involved will have a material adverse impact on future results of operations or liquidity.

At March 1, 2003, we had letters of credit outstanding totaling $10.7 million. These letters of credit were issued for the purchase of inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following discussion contains forward-looking statements about our revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like “believe,” “anticipate,” “expect,” “estimate,” “project,” or words similar to those. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the text and footnotes accompanying certain forward-looking statements, as well as those discussed under the caption “Risk Factors” on page 14 of our Annual Report on Form 10-K for the year ended May 31, 2002, and in our press release dated March 20, 2003. Additionally, the recent outbreak of the severe acute respiratory syndrome (“SARS”) virus in southern China and Hong Kong could impact our ability to source products. Most of the factories that we contract with are located in southern China and our Asian offices are located in Hong Kong. Any significant interruption in our ability to send personnel to those areas to inspect and develop product or samples, or a high absenteeism rate at the factories or at our offices, could have an adverse effect on our ability to finalize, manufacture and ship our products.

OVERVIEW OF OUR BUSINESS

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for the youth lifestyle and for participants in Core Sports.™ Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports and California lifestyle. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating Core Sports entertainment events and venues, such as the VANS Triple Crown™ Series, 11 VANS skateparks and the VANS High Cascade Snowboard Camp®, sponsoring numerous professional and amateur athletes and the VANS Warped Tour®, as well as advertising in targeted print and television media.

     Over the past 18 months our business has been adversely impacted by a number of factors, including the trend toward sales of classic styles of many athletic brands which has taken market share from us at mid-tier price points; the underperformance of our U.S. retail stores, although, commencing in Q3 Fiscal 2003, we began to experience some relative improvements in certain segments of our retail business; and a decline in sales in certain international markets, particularly Mexico and South America. Additionally, increased competition from large, free public skateparks, located in close proximity to our skateparks, has adversely impacted attendance and revenues at our skateparks and led us to write down the net carrying value of the long-lived assets of all of our skateparks, as discussed below.

THIRD QUARTER IMPAIRMENT CHARGES AND RECEIVABLE CONCESSION

     During Q3 Fiscal 2003, the negative trends which have affected our skatepark business and U.S. retail stores for the past year continued. For the quarter, comparable skatepark revenues decreased 34.5% and comparable store sales for our U.S. retail stores decreased 8.4%, following declines of 32.5% and 10.4%, respectively, for Q2 Fiscal 2003 and 35.0% and 5.6%, respectively, for Q1 Fiscal 2003. With respect to our skateparks, we retained a consultant in Q2 Fiscal 2003 to review our skatepark business. This consultant presented his findings to our Board of Directors in January 2003. The consultant’s study showed that, in order to produce break-even cash flows at the parks, we would need to introduce new pricing concepts, significantly increase skate session attendance, reduce operating expenses, and increase the retail performance in the parks. We began testing new pricing strategies in several of the parks in January 2003. As of the end of Q3 Fiscal 2003, the pricing strategies had produced little or no improvement in our skatepark business. As a result of that, the continued deterioration in skatepark revenues, and the continued decline in comparable store sales for our U.S. stores, as of the end of Q3 Fiscal 2003 we conducted the tests required by SFAS 144 to determine whether the long-lived assets associated with certain of our skateparks and U.S. retail stores were fully recoverable.

     Our analyses indicated that the long-lived assets associated with 10 skateparks are not fully recoverable, the long-lived assets associated with 11 retail stores are not fully recoverable, and the long-lived assets associated with six retail stores are only partially recoverable.

     Additionally, during the quarter, we executed two new five-year license agreements with our licensee for Japan. In connection with the negotiations for those agreements, we agreed to concede a $375,000 receivable relating to a bag and backpack license agreement that we were not renewing (the “License Receivable”).

     As a result of the above, we incurred the pre-tax non-cash impairment charges and conceded the License Receivable as follows:

PRE-TAX AMOUNT OF
	NON-CASH CHARGES OR	LINE ITEM OF STATEMENT
ITEM	CONCESSION	OF OPERATIONS IMPACTED

• Write-down of skatepark long-lived assets	$12.5 million	Impairment Charges

• Write-down of retail store long-lived assets	$2.9 million	Impairment Charges

• Concession of receivable from Japanese licensee	$375,000	International Sales

     We have retained a firm to assist us in negotiating rent concessions or lease terminations for our skateparks. We expect such negotiations to result in cash charges in future quarters as we reach agreements with the landlords. The amount of such charges and the timing thereof cannot be determined by us at this time. We expect any cash payments we make in connection with such charges to be funded by existing cash and cash from operations.

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

     Revenue Recognition. We recognize product, skatepark, royalty, event and other revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. We record wholesale revenues when title passes and the risks and rewards of ownership have passed to the customer. Retail store revenues are recorded at the time of sale. As part of our revenue recognition policy, we record estimated returns and miscellaneous claims from customers as reductions to revenues at the time revenues are recorded. We base our estimates on historical rates of product returns and claims as well as specific identification of outstanding claims and returns not yet received from customers. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates.

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

     Impairment Losses on Property, Plant and Equipment. We evaluate the carrying value of assets for impairment when the assets experience a negative event (i.e., significant downturn in operations, losses from operating units, natural disaster, etc.). When these events are identified, we review the last two years of operations, for example, on a store-by-store basis and, if there are losses, we estimate future undiscounted cash flows. If the projected undiscounted cash flows do not exceed the carrying value of the assets, we write-down the assets to fair value based on discounted projected future cash flows. The most significant assumptions we use in this analysis are those made in estimating future discounted cash flows. In estimating cash flows, we generally use the financial assumptions in our current budget and our strategic plan and modify them on a store-by-store basis if other factors should be considered. The discount rate applied is based upon our weighted average cost of capital adjusted for the risks associated with the operations being analyzed. As described in Note 9 to the Condensed Consolidated Financial Statements and above under the caption “Third Quarter Impairment Charges and Receivable Concession,” we recorded impairment charges aggregating $15.3 million in Q3 Fiscal 2003 to write down the long-lived assets associated with 10 of our skateparks and some or all of the long-lived assets of 17 of our 166 retail stores to net realizable value. Although we believe the assumptions made regarding our long-lived assets are reasonable given our current operating performance, any change in market conditions could result in additional impairment losses.

Impairment losses on Goodwill. Goodwill is tested for impairment annually as of March 31 at the reporting unit level unless a change in circumstances indicates more frequent impairment analysis is required. The impairment, if any, is measured in part based on the estimated fair value of the reporting units with the recorded goodwill. Fair value is determined by using a combination of techniques, such as the traditional present value approach, the expected cash flow approach, and the multiple of earnings approach. The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our current budget and our strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rate we estimate to represent our cost of funds. Goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.0 million associated with the acquisition of Mosa Extreme Sports, Inc., now known as Pro-Tec, Inc. (“Pro-Tec”); $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited), our U.K. distributor; $4.6 million associated with our snowboot and bindings business; $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour®; and $1.0 million associated with our acquisition of Compagnie Sunspot SA, our sales agent for France.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	MARCH 1,	MARCH 2,	MARCH 1,	MARCH 2,
	2003	2002	2003	2002

Retail sales	36.1	36.9	33.2	32.4
National sales	27.5	30.0	36.4	38.7
International sales	36.4	33.0	30.4	28.9

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.4	54.1	55.0	53.0

Gross profit	47.6	45.9	45.0	47.0
Operating expenses:
Retail	21.2	19.1	19.5	16.5
Marketing, advertising and promotion	7.7	10.1	8.5	9.9
Selling, distribution and administrative	18.1	15.9	15.2	13.8
Impairment charges	18.7	0.0	5.7	0.0
Amortization of intangibles	0.2	0.1	0.2	0.1

Total operating expenses	65.9	45.2	49.2	40.2

Income (loss) from operations	(18.3)	0.8	(4.2)	6.8
Interest income, net	0.3	0.3	0.3	0.4
Other (expense), net	(0.9)	(0.2)	(0.4)	(0.1)

Income (loss) before taxes	(18.9)	0.9	(4.4)	7.1
Income tax (benefit) expense	(7.3)	0.3	(1.8)	2.1
Minority share of income (loss)	(0.4)	0.0	0.2	0.4

Net income (loss)	(11.2)%	0.6%	(2.8)%	4.6%

QUARTERLY PERIOD ENDED MARCH 1, 2003 (“Q3 FISCAL 2003”), AS COMPARED TO QUARTERLY PERIOD ENDED MARCH 2, 2002 (“Q3 FISCAL 2002”)

Net Sales

     Net sales for Q3 Fiscal 2003 decreased slightly to $82.1 million from $82.2 million for Q3 Fiscal 2002. The sales decrease was the net effect of decreases in Retail and National sales, partially offset by the increase in International sales, as discussed below.

     Retail. Retail sales, which consist solely of sales through our U.S. retail stores and skatepark sessions and concessions, decreased slightly to $29.7 million in Q3 Fiscal 2003 from $30.3 million in Q3 Fiscal 2002. Comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) declined by 8.4% year-over-year. The comparable store sales decrease was primarily related to the sluggish retail market and a year-over-year decline in average selling price of 2.8% across all of our stores. Revenues from concessions and skate sessions at our skateparks declined 21.4%, or $580,000, year-over-year. The decline in skatepark revenue was largely attributable to ongoing competition from free skateparks operated by local municipalities in nearly all of our skatepark markets. As discussed above, the continuing decline in skatepark revenue led to the impairment charges we recorded in Q3 Fiscal 2003.

     National. National sales, which include all U.S. sales except sales through our U.S. retail stores, decreased 8.6% to $22.6 million in Q3 Fiscal 2003 from $24.7 million in Q3 Fiscal 2002. Excluding revenue from sales of protective gear products by Pro-Tec, which was acquired in the fourth quarter of fiscal year 2002, national sales were down 17.0% to $20.5 million. The decline in our national sales was due to weakness across all of our product lines.

     International. International sales, which include sales through our seven European retail stores, increased 9.9% to $29.8 million in Q3 Fiscal 2003 from $27.1 million in Q3 Fiscal 2002. This increase was the result of increased sales in Europe of approximately $5.7 million, partially offset by decreased sales in Mexico of approximately $900,000, decreased sales in Asia of approximately $800,000, decreased royalty payments from our licensee for Japan of approximately $500,000, decreased sales in Canada of approximately $400,000 and the deconsolidation of our South American joint ventures, which provided approximately $400,000 of revenue in Q3 Fiscal 2002.

     The $5.7 million sales increase in Europe was primarily due to a $4.3 million favorable variance in exchange rates and a $1.4 million increase in unit sales and local currency average selling prices. The decreased sales in Mexico, Asia and Canada were primarily due to weakness in local retail markets. The decrease in royalty payments from our licensee for Japan was largely attributable to the concession of the License Receivable discussed above.

Gross Profit

     Gross profit increased 3.4% to $39.0 million in Q3 Fiscal 2003 from $37.7 million in Q3 Fiscal 2002. As a percentage of net sales, gross profit increased to 47.6% for Q3 Fiscal 2003, versus 45.9% for Q3 Fiscal 2002, primarily due to an increase in international gross profit as a percentage of net sales from 41.6% to 51.7%. The increase in international gross profit was driven primarily by increased average selling prices in Europe. Domestically, retail gross profit decreased as a percentage of net sales from 56.0% to 52.3% largely due to decreased sessions and concessions at our skateparks, and gross profit from National sales decreased as a percentage of net sales from 38.4% to 35.9% due to continued downward pricing pressure and the tough promotional environment in the U.S.

Loss from Operations

     We incurred a loss from operations of $15.0 million in Q3 Fiscal 2003, versus earnings from operations of $642,000 in Q3 Fiscal 2002. Primarily as a result of the impairment charges of $15.3 million discussed above, operating expenses in Q3 Fiscal 2003 increased 45.7% to $54.1 million from $37.1 million in Q3 Fiscal 2002. As a percentage of sales, operating expenses increased to 65.9% versus 45.2% last year. The material components of the increase in operating expenses are discussed below.

     Retail. Retail expenses increased 10.9% to $17.4 million in Q3 Fiscal 2003 from $15.7 million in Q3 Fiscal 2002, primarily due to increased costs associated with the expansion of our retail division by the net addition of 10 new stores and one new skatepark since the same period in the prior year.

     Marketing, advertising, and promotion. Marketing, advertising and promotion expenses decreased 23.7% to $6.3 million in Q3 Fiscal 2003 from $8.3 million in Q3 Fiscal 2002. This decrease was due to $2.7 million of planned reductions in U.S. media expenditures partially offset by increased expenditures in Europe of approximately $500,000 as a result of the continued expansion of our European business and approximately $200,000 in expenditures by Pro-Tec, which was acquired in the fourth quarter of fiscal year 2002.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 13.3% to $14.8 million in Q3 Fiscal 2003 from $13.1 million in Q3 Fiscal 2002 primarily due to increased costs of approximately $800,000 as a result of the acquisition of Pro-Tec and increased costs of approximately $600,000 as a result of growth in our European business.

     Impairment Charges. Please see the discussion under the caption “Third Quarter Impairment Charges and Receivable Concession.”

Interest Income, Net

     Interest income, net of interest expense, increased 8.5% to $254,000 in Q3 Fiscal 2003 from $234,000 in Q3 Fiscal 2002. This increase was primarily due to a decreased level of interest expense incurred by our joint venture in Mexico.

Other (Expense), Net

     Other (expense), net, primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other (expense), net, increased to $775,000 of expense for Q3 Fiscal 2003 from $159,000 of expense for Q3 Fiscal 2002, primarily due to losses generated on unhedged U.S. dollar denominated transactions within our European business as a result of fluctuations in foreign currency exchange rates between the U.S. dollar and European currencies.

Income Tax (Benefit) Expense

     We recognized a tax benefit of $6.0 million in Q3 Fiscal 2003 versus an expense of $215,000 in Q3 Fiscal 2002 as a result of the loss we incurred for Q3 Fiscal 2003. Our effective tax rate was 38.4% in Q3 Fiscal 2003 and 30.0% in Q3 Fiscal 2002. The increase in our effective tax rate was due to significant tax losses generated by our domestic business as a result of the impairment charges we recorded in Q3 Fiscal 2003 with respect to our skateparks and certain of our U.S. retail stores.

THIRTY-NINE WEEK PERIOD ENDED MARCH 1, 2003 (“FISCAL 2003 NINE MONTHS”), AS COMPARED TO THIRTY-NINE WEEK PERIOD ENDED MARCH 2, 2002 (“FISCAL 2002 NINE MONTHS”)

Net Sales

     Net sales for the Fiscal 2003 Nine Months decreased slightly to $267.3 million from $268.5 million for the same period last year. The sales decrease was the net effect of increases in Retail and International sales, offset by a decrease in National sales, as discussed below.

     Retail. Retail sales, which consist solely of sales through our U.S. retail stores and skatepark sessions and concessions, increased 1.8% to $88.6 million in the Fiscal 2003 Nine Months from $87.1 million in the same period last year. This increase was primarily the result of the increase in retail sales we experienced in Q1 Fiscal 2003, and was partially offset by the decline in retail sales in Q2 Fiscal 2003 and Q3 Fiscal 2003. Comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) declined 7.8% year-over-year, primarily due to a year-over-year decline in average selling price of 5.2% across all of our stores. Comparable revenues from concessions and skate sessions at our skateparks declined 34.1%, or $2.5 million, year-over-year. As discussed above, the decline in skatepark revenue was largely attributable to the ongoing competition from free skateparks operated by local municipalities in nearly all of our skatepark markets.

     National. National sales, which include all U.S. sales except sales through our U.S. retail stores, decreased 6.3% to $97.4 million in the Fiscal 2003 Nine Months from $103.9 million in the same period last year. Excluding revenue from sales of protective gear by Pro-Tec and revenue from the VANS Warped Tour®, both of which were acquired in the second half of fiscal 2002, national sales were down 22.8% to $80.2 million. The decrease in national sales was primarily due to the decrease in sales in Q2 Fiscal 2003 and Q3 Fiscal 2003 which resulted from weakness across all product lines.

     International. International sales, which include sales through our seven European stores, increased 4.8% to $81.3 million in the Fiscal 2003 Nine Months from $77.5 million in the same period a year ago. This increase was primarily due to increased sales in Europe of $13.7 million, partially offset by reduced royalty payments from our licensee for Japan of approximately $1.1 million, decreased sales in Canada of approximately $1.0 million, decreased sales in Mexico and South America of approximately $2.3 million and $3.9 million, respectively, and decreased sales in Asia of approximately $1.7 million.

     The $13.7 million sales increase in Europe was primarily due to a $7.6 million favorable variance in exchange rates and a $6.0 million increase in unit sales and local currency average selling prices. The decreased sales in Asia, Canada and Mexico were primarily a result of weakness in local retail markets. The results for the Fiscal 2003 Nine Months only contain one month of sales for South America as a result of the deconsolidation of our South American joint ventures, as described above.

Gross Profit

     Gross profit decreased 4.9% to $120.2 million in the Fiscal 2003 Nine Months from $126.3 million in the same period a year ago. As a percentage of net sales, gross profit decreased to 45.0% for the Fiscal 2003 Nine Months, versus 47.0% for the same period a year ago, primarily due to the absence of margin contribution from the newly acquired VANS Warped Tour in Q1 Fiscal 2003, the liquidation of certain excess inventory at no margin which was reserved for in the fourth quarter of Fiscal 2002, reduced royalty payments from our licensee for Japan, and a decreased number of skate sessions at our skateparks. The decrease was partially offset by improved gross margins in Q3 Fiscal 2003.

Loss from Operations

     We incurred a loss from operations of $11.3 million in the Fiscal 2003 Nine Months, versus earnings from operations of $18.3 million in the same period a year ago. Primarily as a result of the impairment charges we incurred in Q3 Fiscal 2003, operating expenses in the Fiscal 2003 Nine Months increased 21.8% to $131.5 million from $108.0 million the same period a year ago. As a percentage of sales, operating expenses increased to 49.2% versus 40.2% last year. The significant components of the increase in operating expenses are discussed below.

     Retail. Retail expenses increased 17.7% to $52.1 million in the Fiscal 2003 Nine Months from $44.2 million in the same period a year ago, primarily due to increased costs associated with the expansion of our retail division by the net addition of 21 new stores and 4 skateparks since the beginning of Fiscal 2002.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 14.4% to $22.8 million in the Fiscal 2003 Nine Months from $26.6 million in the same period a year ago, primarily due to a planned decrease in advertising expenditures.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 10.1% to $40.7 million in the Fiscal 2003 Nine Months versus $37.0 million in the same period a year ago primarily due to increased costs of approximately $2.3 million as a result of the acquisition of Pro-Tec and increased costs of approximately $2.0 million as a result of growth in our European business.

     Impairment Charges. Please see the discussion under the caption “Third Quarter Impairment Charges and Receivable Concession.”

Interest Income, Net

     Interest income, net of interest expense, decreased 28.1% to $679,000 in the Fiscal 2003 Nine Months from $944,000 in the Fiscal 2002 Nine Months. This decrease was primarily due to lower interest rates on monies invested by us.

Other (Expense), Net

     Other (expense), net, primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other (expense), net, increased to $1.0 million of expense for the Fiscal 2003 Nine Months from $251,000 of expense for the same period a year ago, primarily due to losses generated on unhedged U.S. dollar denominated transactions within our European business as a result of fluctuations in foreign currency exchange rates between the U.S. dollar and European currencies.

Income Tax (Benefit) Expense

     We recognized a tax benefit of $4.8 million in the Fiscal 2003 Nine Months versus an expense of $5.7 million in the same period a year ago, primarily as a result of the losses we incurred in Q3 Fiscal 2003. Our effective tax rate was 41.2% in the Fiscal 2003 Nine Months and 30.0% in the same period a year ago. The increase in our effective tax rate was due to significant tax losses generated by our domestic business as a result of the impairment charges we recorded in Q3 Fiscal 2003 with respect to our skateparks and certain of our U.S. retail stores.

Liquidity and Capital Resources

Cash Flows

     At March 1, 2003, we had $53.2 million of cash and marketable securities. We have historically financed our operations with a combination of cash flows from operations, borrowings under a credit facility and the sale of equity securities. In May 2001, we completed an underwritten public offering of our common stock. In connection with the offering, 2.8 million shares of our common stock were sold for net proceeds of $60.1 million. In June 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. Most of the remaining proceeds of the offering are currently being used for general corporate purposes. Certain of the proceeds were used to repurchase stock and repay debt.

     We experienced an inflow of cash from operating activities of $6.8 million for the Fiscal 2003 Nine Months, compared to an outflow of $1.7 million for the same period a year ago. Excluding the impairment charges of $15.3 million, we had a net cash outflow of $8.6 million during the Fiscal 2003 Nine Months. This usage of cash resulted primarily from a seasonal increase in accounts receivable of $14.8 million and a decrease in income taxes payable of $2.3 million, partially offset by the add-back for depreciation and amortization of $8.2 million and a decrease in prepaids of $4.7 million. Cash used in operations during the Fiscal 2002 Nine Months was primarily due to an increase of $9.8 million in accounts receivable, an increase of $3.8 million in inventories, an increase of $3.4 million in prepaid and other assets and a decrease in short-term liabilities of $5.9 million. These cash outflows were partially offset by earnings and the add-back for depreciation and amortization.

     Accounts receivable, net of the allowance for doubtful accounts, increased from $28.0 million at May 31, 2002, to $41.9 million at March 1, 2003, primarily due to increased sales in Europe. Inventories increased to $50.1 million at March 1, 2003, from $48.8 million at May 31, 2002, primarily due to the timing of inventory purchases and shipments.

     We had a net cash inflow from investing activities of $19.1 million in the Fiscal 2003 Nine Months, compared to a net cash outflow of $43.9 million in the same period a year ago. The net cash inflow was primarily a result of the liquidation of marketable and debt securities aggregating $28.6 million, partially offset by capital expenditures of $7.4 million. The liquidation of marketable and debt securities was driven by our decision to move all invested funds into investments with maturities of less than ninety days as a result of flatness in the investment yield curve. The net cash outflow in the Fiscal 2002 Nine Months was primarily due to the purchase of $35.7 million of marketable and debt securities, capital expenditures of $16.3 million, which was largely attributable to new retail store and skatepark openings, and our purchase of a majority interest in the VANS Warped Tour® which was completed in Q3 Fiscal 2002.

     We had a net cash outflow from financing activities of $3.4 million in the Fiscal 2003 Nine Months, compared to a net cash inflow of $8.3 million for the same period a year ago. The net cash outflow in the Fiscal 2003 Nine Months was primarily due to repurchases of our common stock totaling $2.2 million. The net cash inflow in the Fiscal 2002 Nine Months was primarily due to the completion of the sale of our common stock in the public offering to cover over-allotments.

     The following table summarizes our contractual payment obligations and commitments as of March 1, 2003:

	PAYMENT OBLIGATIONS BY FISCAL YEAR (IN THOUSANDS)

	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

Operating Leases	$4,430	$17,568	$17,002	$16,225	$16,056	$52,471	$123,752
Long-term debt	8	2,621	4	5	6	253	2,897

Total	$4,438	$20,189	$17,006	$16,230	$16,062	$52,724	$126,649

     At March 1, 2003, we had letters of credit outstanding totaling $10.7 million. These letters of credit were issued for the purchase of inventory.

Borrowings

     Through March 1, 2003, we maintained an unsecured revolving credit facility pursuant to a credit agreement with several lenders in an amount not to exceed $45.0 million. The credit agreement permitted us to draw upon the credit facility for general corporate purposes, capital expenditures, acquisitions and stock repurchases and would have expired on April 30, 2004. We had the option to pay interest on revolving credit facility advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. At

March 1, 2003, no amounts were outstanding under the revolving credit facility. Subsequent to March 1, 2003, we reached agreement with the lenders to terminate the credit agreement and replace it with a $20.0 million secured revolving credit facility. Under the new facility, we will be able to obtain advances for the issuance of commercial letters of credit and standby letters of credit. The new facility will be secured by a security interest in a certificate of deposit held with the lending institution, and advances under the facility will bear interest at a rate equal to either the prime rate or LIBOR plus .20%. The new facility will mature on May 1, 2004 and is subject to the completion of loan documents. The loan agreement for the new facility will contain less restrictive affirmative and negative covenants than the credit agreement for the prior facility.

     Vans Latinoamericana, our subsidiary in Mexico, maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At March 1, 2003, the aggregate outstanding balance under the note was $2.5 million.

Share Repurchase Program

     On September 21, 2001, we adopted a 1.0 million share repurchase program. As of the date of this report, we have repurchased 555,700 shares under the program for an aggregate of $3.3 million. We did not repurchase any shares in Q3 Fiscal 2003, but we purchased an aggregate of 100,000 shares for an aggregate of $451,679 from March 2, 2003, through April 9, 2003. The average price we paid for those shares was $4.52.

Capital Expenditures

     Our future material commitments for capital expenditures are primarily related to the opening and remodeling of retail stores, including a planned opening of a store on Carnaby Street in London in Fiscal 2004. We have opened six full price stores to date in Fiscal 2003 and currently do not plan to open any more stores in the balance of Fiscal 2003. We also plan to remodel two existing stores and relocate two existing stores in the balance of Fiscal 2003. We estimate the aggregate cost of these openings, remodels and relocations to be approximately $1.3 million. We recently reached an agreement with the landlord for our proposed Sacramento skatepark to terminate the lease for the park and not proceed with construction of the park. The agreement is subject to the approval of the landlord’s lender.

Capital Resources

     Our liquid asset position at March 1, 2003, consisted of cash and cash equivalents of $53.2 million. This compares to cash and cash equivalents of $28.4 million and marketable and debt securities of $27.5 million at May 31, 2002. We believe our capital resources, including the availability under the new credit facility and cash flow from operations, will be sufficient to fund our operations and capital expenditures for the foreseeable future.*

NEW ACCOUNTING PRONOUNCEMENTS

     Effective June 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses the impairment for all tangible assets. The adoption of SFAS 144 had no financial impact to our consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS 145”), which became effective for us in fiscal 2003. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items; eliminates inconsistencies in lease modification treatment; and makes various technical corrections or clarifications of other existing authoritative pronouncements. The adoption of SFAS 145 had no financial impact to our consolidated financial statements.

* Note: This is a forward-looking statement. Our actual cash requirements could differ materially. Important factors that could cause our need for additional capital to change include: (i) the amount of cash we spend in connection with terminations and/or restructuring of leases for our skateparks; (ii) our rate of growth; (iii) the number of new stores we decide to open and the number of store remodels we undertake; (iv) the amount of stock we repurchase under our repurchase program; (v) our ability to effectively manage our inventory levels; (vi) timing differences in payment for our foreign-sourced product; and (vii) slowing in the U.S. and global economies which could materially impact our business.

     In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no financial impact to our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement is not expected to have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. We adopted this statement in the quarter ended March 1, 2003, and it did not have an impact on our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity which has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We will adopt the provisions of FIN 46 in the quarter ending November 29, 2003, for existing entities that are within the scope of this interpretation. The statement also has disclosure requirements, some of which are required to be included in financial statements issued after January 31, 2003. On a preliminary basis, we do not believe FIN 46 will have an impact on our consolidated financial statements.

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended March 1, 2003, and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED

	MAY 31,	SEPTEMBER 1,	DECEMBER 1,	MARCH 3,
	2001	2001	2001	2002

STATEMENT OF OPERATIONS DATA:
Net sales	$85,231	$118,060	$68,333	$82,151
Gross profit	37,519	55,339	33,260	37,737
Earnings (loss) from operations	4,640	16,379	1,326	641
Net income (loss)	2,699	11,343	512	483
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%
Gross profit	44	47	49	46
Earnings (loss) from operations	6	14	2	1
Net income (loss)	3	10	1	1
Year-over-year comparable store sales increase	9.2%	4.7%	(8.9)%	(5.1)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	QUARTER ENDED

	MAY 31,	AUGUST 31,	NOVEMBER 30,	MARCH 1,
	2002(a)	2002	2002	2003(b)

STATEMENT OF OPERATIONS DATA:
Net sales	$63,807	$124,633	$60,606	$82,064
Gross profit	26,042	52,111	29,038	39,036
Earnings (loss) from operations	(20,323)	8,768	(5,047)	(15,018)
Net income (loss)	(14,934)	5,421	(3,666)	(9,206)
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%
Gross profit	41	42	48	48
Earnings (loss) from operations	(32)	7	(8)	(18)
Net income (loss)	(23)	4	(6)	(11)
Year-over-year comparable store sales increase	(7.4)%	(4.9)%	(9.3)%	(6.6)%

(a)	Included in earnings (loss) from operations and net income (loss) are impairment charges aggregating $6,579.

(b)	Included in earnings (loss) from operations and net income (loss) are impairment charges aggregating $15,338.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to our cash and cash equivalents. At March 1, 2003, we held $53.2 million in cash and cash equivalents. Cash equivalents consist of highly liquid investments in federal treasury securities, commercial paper and money market time deposits with original maturities of three months or less. Due to the relatively short-term nature of our cash equivalents, cost approximates fair value. We do not use derivative or other financial instruments to hedge interest rate risks. A 1% decline in the annual yield on cash and cash equivalents would decrease our interest income by approximately $532,000.

Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a consequence, the financial results of our international operations are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S dollar. Our foreign currency exposure is generally related to Europe, Mexico and Japan.

     In Fiscal 2002, we were subjected to foreign currency risk in South America through our involvement in joint venture operations in Brazil, Argentina and Uruguay. Our South America business was negatively impacted by weaknesses in South American economies, particularly Argentina. In July 2002, we made the decision to close our joint venture operations in South America, and as of July 1, 2002, the entities for these joint venture operations are no longer consolidated in our balance sheet. At March 1, 2003, our remaining exposure to foreign currency risk in South America consists of net trade receivables of $866,000 from these joint ventures. Our ability to collect these amounts is also subject to our ability to successfully liquidate our assets in South America.

     Our primary foreign exchange risk arises from purchases of inventory in U.S. dollars by our European subsidiaries, whose functional currencies are the euro and British sterling. To hedge this risk, we utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to nine months. As of March 1, 2003, we had $5.2 million outstanding in foreign exchange forward contracts to purchase U.S. dollars, which were entered into to hedge specific transactions denominated in currencies other than the respective local currency. $3.2 million of these forward contracts were to hedge the U.S. dollar against the euro and $2.0 million of these contracts were to hedge the U.S. dollar against the British sterling. Net unrealized losses on foreign exchange contracts at March 1, 2003 aggregated $1.2 million, all of which is included in accumulated other comprehensive income and is expected to be reclassified into earnings within the next six months as the inventory related to the foreign exchange contracts is sold. During the period from March 2, 2003 through April 9, 2003, we entered into additional forward contracts aggregating $7.0 million to hedge the U.S. dollar against the euro. These additional contracts are to hedge a portion of projected inventory purchases that will occur during the first two quarters of Fiscal 2004.

     Revenues from euro-sourced and sterling-sourced operations aggregated $45.5 million and $17.3 million, respectively, for the Fiscal 2003 Nine Months.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Vans, Inc. vs. Scott Brabson and Jay Rosendahl, in Arbitration before JAMS. The allegations we have made in this case and the companion lawsuit pending in Los Angeles Superior Court are described in our Annual Report on Form 10-K for Fiscal 2002. Updated disclosures regarding this case describing the arbitrator’s award of $8.0 million to us are contained in two Forms 8-K we filed with the SEC on February 3, 2003 and February 25, 2003, respectively.

     On March 10, 2003, Brabson filed for bankruptcy protection under the Federal Bankruptcy laws. We believe that Brabson’s obligations to us are not dischargeable under such laws and we will file a motion seeking an order from the bankruptcy judge to that effect.

     On March 18, 2003, the bankruptcy judge in Rosendahl’s bankruptcy case granted our motion to lift the stay in that case to allow us to finalize the arbitrator’s award against Rosendahl. We will now file a motion requesting an order from the bankruptcy judge declaring that Rosendahl’s obligations to us are non-dischargeable.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, case No. 01110315. This lawsuit was filed against Vans, two of Vans’ executive officers, and certain other individuals and entities on December 6, 2002, in connection with the above-mentioned litigation (the “Brabson and Rosendahl case”). Mrs. Brabson alleges causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. She seeks an unspecified amount of compensatory, special and punitive damages. We recently brought a so-called “SLAPP” motion to dismiss this case on the grounds that it was designed to inhibit our ability to pursue our remedies in the Brabson and Rosendahl case. The court denied this motion and we are proceeding with discovery.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Employment Agreement dated as of January 1, 2003, between Vans, Inc. and Cheryl Van Doren

10.2	Employment Agreement dated as of March 19, 2003, between Vans, Inc. and Steven A. Munn.

10.3	Third Amendment to Appendix B Payment Schedule, Trust Under Vans, Inc. Deferred Compensation Plan

10.4	Third Amendment to Vans, Inc. Deferred Compensation Agreement for Walter E. Schoenfeld

99.1	Certification of Gary H. Schoenfeld Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Andrew J. Greenebaum Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

     We filed the following reports on Form 8-K during the quarterly period ended March 1, 2003:

(i)	Form 8-K filed December 20, 2002 reporting second quarter 2003 earnings (Items 7 and 9).

(ii)	Form 8-K filed February 3, 2003 reporting the arbitration decision in the matter of Vans, Inc. vs. Scott Brabson and Jay Rosendahl (Item 5).

(iii)	Form 8-K filed February 25, 2003 reporting confirmation of the arbitrator’s award in the matter of Vans, Inc. vs. Scott Brabson and Jay Rosendahl (Item 5).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC. (Registrant)

Date: April 11, 2003	By:	/s/ Scott J. Blechman SCOTT J. BLECHMAN Vice President-Finance and Controller (Authorized Signatory of the Registrant and Chief Accounting Officer)

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

Date: April 11, 2003

/s/ Gary H. Schoenfeld Gary H. Schoenfeld President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

I, Andrew Greenebaum, certify that:

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

Date: April 11, 2003

/s/ Andrew J. Greenebaum Andrew J. Greenebaum Senior Vice President and Chief Financial Officer (Principal Financial Officer)