Form 10-K
period 2003-05-31
VANS INC
filed 2003-08-18
CIK 877273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 2003, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number: 0-19402

VANS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0272893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15700 Shoemaker Avenue, Santa Fe Springs, California (Address of principal executive offices)	90670 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).

Yes  [X]     No  [    ]

The approximate aggregate market value of the Common Stock held by non-affiliates of registrant (computed based on the closing sales price of the Common Stock, as reported on the NASDAQ Stock Market on August 14, 2003), was $158,286,870.

The number of shares of registrant’s Common Stock outstanding at August 14, 2003, was 17,898,787.

Documents Incorporated By Reference:

Portions of registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report, and certain exhibits are incorporated by reference into Part IV of this report.

VANS, INC.

FORM 10-K

For the Fiscal Year Ended May 31, 2003

     Note: “VANS,” Core Sports, the VANS Triple Crown Series, certain trademarks of events comprising the VANS Triple Crown Series, the names of our products, the VANS Warped Tour, the High Cascade Snowboard Camp, Pro-Tec and AGENCY are our registered and common law trademarks in the U.S. and other jurisdictions.

     This report contains forward-looking statements about our business and financial information. Our actual results may vary significantly and could be impacted by a number of important factors, including but not limited to those discussed in the Risk Factors section on page 15 of this report.

ITEM 1. BUSINESS

INTRODUCTION

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for Core Sports. Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Over the past seven years, our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports culture.

     We distribute our products through over 2,000 U.S. domestic wholesale accounts and 162 Vans retail stores, internationally to approximately 50 countries, as well as on the Internet. Key accounts in the U.S. include Journeys, Pacific Sunwear, Famous Footwear, Kohl’s, Mervyn’s, JC Penney, and Gart’s. As of August 15, 2003, we had 102 Vans full-price retail stores, 53 domestic outlet stores and 7 outlet stores in Europe. Internationally we vary our marketing and distribution approach on a country-by-country basis, taking into account the particular cultural, economic and business conditions present in each international market. We have direct sales operations in key European markets, including the U.K., France, and most recently, Germany; a licensing arrangement for Japan, Hong Kong, Taiwan and South Korea; and distribution agreements for approximately 36 other countries.

     Vans was founded in 1966 in Southern California as a domestic manufacturer of vulcanized canvas shoes, many of which appealed to skateboard enthusiasts and the Southern California skate and surf culture. Our 37-year heritage has been the basis for our branding and marketing strategy over the past seven years and helps provide us with the authenticity and credibility to be the leading brand with Core Sports enthusiasts, participants and emulators. For most of our first 30 years, we were a Southern California shoe manufacturer and based our products on one trademark gum rubber outsole. In 1995, we initiated a fundamental restructuring of the business which included assembling a new management team, focusing the business on reestablishing the heritage of the VANS brand and shifting product sourcing overseas to third party manufacturers, which allowed us to begin to be more innovative in terms of outsoles and overall design. Over the past four years, we have targeted significant resources to further build the VANS brand worldwide, promote the Core Sports lifestyle and enhance our product merchandising, design, sourcing and development.

     Additional information about Vans is available on our website, www.vans.com. We post all of our SEC filings on our Investor Relations website, www.vans.biz, as soon as practicable after we file them with the SEC. Those filings are available free of charge.

FISCAL 2003 RESULTS

     In fiscal 2003, we continued to experience the challenges to our business that began to manifest themselves in fiscal 2002. Our overall revenues in fiscal 2003 were down slightly to $330.2 million from $331.4 million a year ago; our U.S. wholesale business declined 7.2%, year-over-year, from $124.2 million to $115.2 million; and our retail same-store sales decreased 3.2% for the year, excluding skatepark sessions and concessions.

     Additionally, the negative trends which began to affect our U.S. retail and skatepark businesses in fiscal 2002, also continued during fiscal 2003. These trends led us to write-down some or all of the long-lived assets of 17 of our retail stores, all of the long-lived assets of 10 of our skateparks and the long-lived assets associated with the construction of a skatepark that was scheduled to open in Sacramento, California, in fiscal 2004. We incurred aggregate pre-tax non-cash impairment charges of approximately $16.5 million in the third and fourth quarters in connection with those and other asset write-downs.

     As a result of the negative trends at our skateparks, we decided to substantially exit the skatepark business and we began negotiations with the landlords to obtain rent concessions and/or terminations of our skatepark leases. As of August 15, 2003, we have reached agreements to terminate the leases for eight of the 12 skateparks we operated as of the beginning of fiscal 2003 plus the lease for a proposed park in Sacramento, California. Of these parks, six will remain open for terms ranging from three months to one year at reduced rents and subject to the landlords’ right to recapture the space upon 30 days written notice. Two of the six parks will close on August 30, 2003. We incurred lease termination costs of $10.0 million in the fourth quarter related to six of the lease terminations, and we will incur additional lease termination costs in connection with three lease terminations in the first quarter of fiscal 2004. See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Fiscal 2003 Overview” for a more extensive discussion of the costs we incurred in the fourth quarter. Our consolidated results of operations have been recast to present as discontinued operations the net operating results for those skateparks that had been closed by May 31, 2003. As of May 31, 2003, discontinued operations included the results of the Bakersfield skatepark which was the only skatepark that had been closed as of that date.

     On a go-forward basis, we are continuing to focus on improving the selection and styling of our footwear product, particularly our core and women’s product; improving the product selection and merchandising at our retail stores; and controlling costs across the organization. These efforts began to yield results in the latter part of fiscal 2003, with retail same-store sales, excluding skatepark sessions and concessions, increasing 9.0%, year-over-year, in the fourth quarter of fiscal 2003. Those trends have continued into the first quarter of fiscal 2004.

THE VANS STRATEGY

     Our overall strategy continues to be leveraging our 37-year heritage and our proprietary branding initiatives to become the leading Core Sports and lifestyle company for the youth market worldwide. Key elements of our strategy include:

     Building the Leading Core Sports and Lifestyle Brand Worldwide. Our primary strategy is to continue to build and reinforce the authenticity and credibility of the VANS brand with our core customer base of 10 to 24 year old Core Sports enthusiasts and the broader market of consumers that identify with the Core Sports lifestyle. To further enhance and strengthen the bond with our target market, we utilize multi-dimensional marketing tools aimed at creating an emotional connection between our customers and the VANS brand. The goal of these efforts is to establish a “Covenant with Youth”, which underscores our commitment to the further promotion of the individuality and independence of the Core Sports lifestyle. We execute our brand building strategy in the following ways:

•	We sponsor world class male and female Core Sports athletes to reinforce our brand as an authentic element of Core Sports. The athletes compete in world-class competitions and participate in tours that include store visits and autograph signings for key accounts.

•	We advertise and promote the VANS brand and Core Sports image through targeted advertising campaigns on television networks such as NBC, MTV, and Fox Sports Net, as well as in magazines such as TransWorld SKATEboarding, Thrasher, TransWorld SNOWboarding, Source, Maxim, Seventeen and Teen People.

•	We own, produce and sponsor Core Sports events and contests such as the VANS Triple Crown Series.

•	We create unique brand building content such as the VANS Warped Tour to reinforce the authenticity of our brand and to further define it.

•	We create and operate entertainment venues such as our skateparks and our VANS High Cascade Snowboard Camp, although, as discussed above, we are substantially exiting the skatepark business.

•	We develop key relationships to further enhance our brand and our business such as our joint venture with Pacific Sunwear, sponsorship agreements for the VANS Triple Crown Series with other leading brands, including Mountain Dew, Microsoft/Xbox, Ford Ranger, Gillette, and TransWorld Media and media alliances with NBC Sports and Fox Sports Net for the broadcast of the VANS Triple Crown Series and other Core Sports events.

•	We market our products and brand image online at www.vans.com, which includes multimedia content along with our online store.

•	We operate 101 full-price stores where our full footwear line is displayed.

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

     Further Penetrating the Market Through our Multiple Channels of Distribution. We have developed a multi-faceted distribution system which provides the flexibility to adapt to particular markets and reach a broad range of customers. Our distribution system is comprised of the following:

•	Domestic Wholesale Sales. We distribute our products through over 2,000 domestic wholesale accounts.

•	Retail Sales. Our retail stores are an integral component of our strategy for building the VANS brand and staying close to the trends and fashion interests of our customers.

•	International Sales. We market and distribute our products on a country-by-country basis, taking into account the particular cultural, economic and business conditions present in each market. Our management is focused on realizing growth of our international sales primarily through the continued strengthening of our brand positioning and product merchandising and the growing overall awareness of our brand and Core Sports in the U.S. and abroad.

•	Internet. We also offer our products online in the U.S. at www.vans.com. We believe the Internet is an important platform to increase the exposure of our brand and proprietary content worldwide.

     Capitalizing on the Value of our Entertainment Content. Integral to our success in building VANS as a premiere lifestyle brand has been our emphasis on the creation of unique entertainment content and properties which reinforce and further define our brand image.

     Selectively Pursuing Strategic Acquisitions and Alliances. We often evaluate potential strategic acquisitions and alliances in the ordinary course as a means to build upon or complement our current business strategy. We selectively identify acquisition candidates and strategic alliances that will enable us to capitalize on our established infrastructure and our knowledge of the youth market to enhance and expand our product, Core Sports and entertainment offerings. Past acquisitions include: a majority interest in the VANS Warped Tour; Pro-Tec, Inc., formerly known as Mosa Extreme Sports, Inc., maker of PRO-TEC protective gear; Switch Manufacturing; and the VANS High Cascade Snowboard Camp. We also have begun to operate directly in Europe by acquiring the sales operations of our U.K. distributor, our French sales agent, and in fiscal 2003, our German sales agent. We also consider from time to time larger acquisitions or alliances which, if completed, could have a more significant impact on our overall business.

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

Sponsorship of World Class Core Sports Athletes

     The professional and amateur athletes that we sponsor participate in a wide variety of Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, freestyle motocross, BMX riding and mountain biking. We seek out the top male and female athletes in these categories for sponsorship because of the positive association with the VANS brand image created by their success and because of their influence on the tastes, trends and fashions prevalent in the Core Sports lifestyle. Included among our featured premier athletes are the following:

•	Geoff Rowley: Thrasher magazine’s 2000 Skater of the Year

•	Tony Trujillo: Thrasher magazine’s 2002 Skater of the Year

•	Bastien Salabanzi: 2001 and 2002 World Cup and World Champion Street Skater

•	Steve Caballero: According to Thrasher magazine, “likely to be looked upon as the greatest skater of the last century”

•	Tara Dakides: 2001 VANS Triple Crown of Snowboarding Champion and 2002 X-Games slopestyle Snowboarding Champion

•	Danny Kass: Winner of a silver medal at the 2002 Winter Olympics

•	Carey Hart: the first athlete to ever successfully complete a back flip on a motorcycle in competition

•	Serena Brooke: a top female surfer

•	Cory “Nasty” Nastazio: The 2000 “King of Dirt” champion

•	Rick Thorne: a top BMX rider and co-host of the Fox television show 54321

•	Bucky Lasek, two-time X-Games gold medal winner in vert

     We support our athlete endorsements with advertising and the distribution of posters, all featuring our sponsored athletes. Our sponsored athletes aid in the design of our products, make promotional appearances, wear our products exclusively and increase overall consumer awareness of the VANS brand.

Ownership, Production and Sponsorship of Core Sports Events

     The identification of our brand with Core Sports and its lifestyle is most clearly established through our ownership, production and sponsorship of Core Sports events. While our most well known events are those that collectively make up the VANS Triple Crown Series, we are also active in the sponsorship and promotion of other Core Sports contests and events.

     The VANS Triple Crown Series. The VANS Triple Crown Series is a series of three major events in each of six Core Sports. We own and produce a majority of these events and we are the exclusive title sponsor of the overall Series. The VANS Triple Crown Series is currently comprised of the following:

•	The VANS Triple Crown of Skateboarding

•	The VANS Triple Crown of Surfing

•	The VANS Triple Crown of Snowboarding

•	The VANS Triple Crown of Wakeboarding

•	The VANS Triple Crown of Freestyle Motocross

•	The VANS Triple Crown of BMX

     These events feature top worldwide athletes, many of whom we sponsor, competing in sanctioned contests at venues around the United States and Canada. The VANS Triple Crown Series includes skateboarding, surfing, BMX, snowboarding, wakeboarding and freestyle motocross events and is televised on the NBC and Fox Sports Net networks. The popularity and prestige of the VANS Triple Crown Series events also enables us to associate our brands with other top brands who sponsor these events, and are focused on our customer base, including Mountain Dew, Gillette, Ford Ranger, Microsoft/Xbox, and Transworld Media.

     Other Core Sports Events. In addition to the VANS Triple Crown Series, we produce and sponsor other popular Core Sports contests and events. For example, we sponsor the VANS World Amateur Skateboarding Championships. We believe our association with these events and contests has been a critical aspect of solidifying the VANS brand as an authentic element of the Core Sports lifestyle.

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

     For example, we own a majority interest in the VANS Warped Tour, a traveling lifestyle, music and sports festival that visits top young adult markets throughout the world each summer. The 2003 VANS Warped Tour visited 45 U.S. and Canadian cities and had approximately 506,000 attendees, a 3.0% increase in attendance over 2002 even though the Tour visited three fewer cities in 2003. Included among the activities featured on the Tour are skateboarding and BMX demonstrations, vendor booths, video games, prize giveaways and performances by top alternative music bands. The 2003 VANS Warped Tour featured such popular bands as AFI, The Ataris, Pennywise, and the Mighty Mighty Bosstones.

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

     Sponsorship of VANS Triple Crown Series Events. Over the last five years we have signed and renewed sponsorship agreements for the VANS Triple Crown Series with a number of leading brands, including Mountain Dew, G-Shock, Ford Ranger, Gillette, Microsoft/Xbox, Sea Doo, and Transworld Media. The sponsorship agreements with these brands not only help to finance and expand the VANS Triple Crown Series, but also provide valuable cross-promotion opportunities with brands that we believe enable us to further connect with our core customers.

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

     Artist Relations. We build the VANS brand through product placement with key artists in the music, television and motion picture industries. For example, VANS-branded product, events and venues were prominently featured in the recent movies X-Men and Charlie’s Angels 2: Full Throttle, and the 2002 movies XXX and Blue Crush, and MTV recently aired a mini-concert by the group New Found Glory held in conjunction with a performance by Tony Hawk’s “Boom Boom Huck Jam” skate and BMX team at our Orange, California skatepark. We also were involved with the production of the WB series Boarding House: North Shore which chronicled the lives of seven young surfers who competed in the 2002 VANS Triple Crown of Surfing. We leverage these relationships through promotional tie-ins throughout our distribution network, such as in-store promotions and e-mail campaigns through our website.

Creation and Operation of Entertainment Venues

     We have developed unique venues for the promotion of and participation in Core Sports that, in addition to providing us with alternative sources of revenue, are important tools for reinforcing the authenticity of the VANS brand and its relationship to the Core Sports lifestyle.

     Skateparks. As of August 15, 2003, we operated 10 skateparks which range from 29,000 to 69,000 square feet and feature world-class skateboarding facilities as well as a retail store and a pro shop. As discussed under the caption “Fiscal 2003 Overview,” due to the decline in revenue and profitability we have experienced at our skateparks over the past two years we have taken steps to substantially exit the skatepark business. We expect, however, to continue to operate one or two of the skateparks to promote awareness of the VANS brand.

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

Targeted Advertising and Promotion

     We seek to further enhance the VANS brand and Core Sports image through targeted mainstream advertising campaigns. These campaigns, which typically depict youthful, contemporary lifestyles and attitudes, are currently carried on television networks such as WB, MTV, NBC, and Fox Sports Net, and are also featured in magazines that appeal to our target demographic, including TransWorld SKATEboarding, Thrasher, TransWorld SNOWboarding, Source, Maxim, Seventeen and Teen People. We develop most of our advertising in-house, which allows us to control our creative messaging as well as our costs so that we can most efficiently utilize this means of brand promotion.

     Additionally, although we have traditionally focused on promoting the VANS brand and image without emphasizing individual products, we have begun, in selected cases, to focus promotional activities on the introduction of new styles or products.

Online Marketing

     In addition to providing an additional distribution channel for the sale of our products in the U.S., our website at www.vans.com provides an alternative forum for us to further our marketing and branding strategy. Our website includes product photos, commercials, live video feeds from our flagship skatepark at The Block in Orange, California, and Core Sports events, photos, profiles of and interviews with our sponsored athletes, information on our sponsored events, and our history.

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

PRODUCTS

Men’s Footwear

     We segment our men’s footwear products through four categories of retail stores: independent skate and surf shops, specialty boutiques, mall-based specialty lifestyle stores, and family shoe, department, and specialty athletic and sporting goods stores.

     Independent Skate and Surf Shops. These stores cater to Core Sports participants and primarily carry our “Core,” “Signature” and “Classics” shoe lines. Our Core and Signature models are designed with specific features for skateboarding and contain more variations in material and more advanced technical performance features. Core and Signature models are endorsed by some of the world’s top skaters, including Geoff Rowley, Jim Greco, Tony Trujillo, Steve Caballero, John Cardiel, Bastien Salabanzi, and Dustin

Dollin, and include such shoes as the Rowley XL2, the Dustin Dollin 2, the Dr. T, the Jim Greco 2, the Bastien Pro and the TNT. The Classics shoe line features our traditional vulcanized canvas and suede shoes and includes the Classic Slip-On, Authentic, Old Skool and Sk8-Hi.

     Specialty Boutiques. Stores such as Conveyor, 99x, Madison, Sportie LA, Floyd Mancini and Shoe Biz carry our new “Vault” line, which consists of new and retro styles targeted to brand conscious, individualistic, fashion-forward consumers and featuring high end materials such as Italian leathers and pony hair.

     Mall-based Specialty Lifestyle Stores. Stores such as Journeys, Pacific Sunwear, Tilly’s, Gadzooks and Zumiez carry a cross-section of our products, including Signature and athlete-endorsed models, Classics, other lifestyle footwear, such as sandals, and some of our “Performance” shoes. Performance shoes are those which are designed for mainstream skate and lifestyle consumers, such as the Cooley, Floyd, Prone and Dempsey. Signature and athlete-endorsed shoes carried by these stores include the TNT and the Rowley XL2.

     Family Shoe Stores, Department Stores and Specialty Athletic and Sporting Goods Stores. Stores such as Kohl’s, Mervyn’s, Famous Footwear, JC Penny and Finish Line carry our Performance shoes, including such shoes as the Cooley, Floyd, Mancini, Graph, Prone and Dempsey.

Women’s Footwear

     We market and sell our women’s footwear products through the same types of stores as our men’s footwear products. Our women’s footwear products include skate-influenced performance footwear, California lifestyle footwear, Classics and sandals. Many of these products incorporate fundamental performance features of traditional skate shoes but with fashion-conscious detailing, colors and fabrics, such as suede, leather and canvas. Some of our women’s shoes include the Cara-Beth V (the fifth generation of the first women’s signature skate shoe), the Westchester, Shelby and Mannaz. Many of our women’s shoes are endorsed by top Core Sports female athletes, including Tara Dakides, Serena Brooke and Cara-Beth Burnside.

Children’s Footwear

     We offer a variety of boys’ casual footwear based upon the styles of our men’s Signature and Performance lines, as well as Classics. These shoes include the Rowley XL2 and TNT. We have also expanded our children’s line to include young girls’ shoes which are based upon the styles of our women’s line, including the Mannaz, Westchester and Wesley.

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

     During fiscal 2003, our snow business continued to be adversely impacted by the decrease in sales of Switch step-in bindings. As a result, we wrote-down the entire amount of the goodwill associated with our 1998 acquisition of Switch. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2003 Overview.”

     We also are a leader in the step-in snowboard binding market through our Switch product line and sell conventional strap-bindings for snowboard boots under the AGENCY brand.

Apparel

     We design active lifestyle and skateboard apparel that embodies the VANS brand image. Our line includes T-shirts, hats, woven shirts, fleece, walkshorts and pants which focus on the skateboard and Core Sports culture. Our line also includes wallets and backpacks and is sold primarily through our own retail stores as well as to specialty skate and surf shops and lifestyle stores such as Journeys and Delias.

     We own a 51% interest in a joint venture with Pacific Sunwear, to develop, market and sell apparel. Pacific Sunwear provides product development, design, sourcing, quality control and inventory planning to the joint venture, and we contribute design services and license the VANS and Triple Crown trademarks and logos to the venture. Under the terms of the joint venture, we are precluded from entering into other licenses for apparel in the U.S. without Pacific Sunwear’s consent while maintaining the right to sell VANS branded apparel directly to other accounts.

Skateboard Hard Goods

     We sell a comprehensive selection of third-party skateboard hard goods in our skateparks and certain of our retail stores as a means to further strengthen our position as a leader in the skateboard market as well as enhance the overall product offering of our retail stores. We currently offer skateboard decks, trucks and wheels in many of our full-price stores and all of skateparks, and in a select number of our outlets. Along with other brand name Core Sports equipment, we also offer a limited number of VANS branded Core Sports equipment items, such as safety helmets and pads, through our retail stores.

Pro-tec Protective Gear

     In April 2002, we acquired Pro-tec, Inc. (formerly known as Mosa Extreme Sports, Inc.), the leading maker of protective gear for Core Sports. Pro-tec markets its products under the PRO-TEC brand. The PRO-TEC product line includes helmets, knee and elbow pads, and wrist guards. Many of the leading Core Sports athletes endorse PRO-TEC products including skateboarders Bob Burnquist, Steve Caballero, Andy MacDonald, Brian Patch and Bucky Lasek, snowboarders Tara Dakides and Todd Richards, BMX riders Cory Nastazio and TJ Lavin, and wakeboarder Darin Shapiro. The acquisition of Pro-tec enables us to vertically integrate the PRO-TEC brand into our retail stores and further leverage the VANS brand across multiple Core Sports.

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

     Full Price Retail Stores. We currently operate 101 full price retail stores in the United States. Our full price retail stores generally range from 1,500 to 2,500 square feet and are located in a mix of mall and free-standing locations. We also, as a matter of course, seek to identify underperforming stores for possible closure. We anticipate that we will open our first flagship retail store in Europe on Carnaby Street in London at the end of 2003.

     Outlet Stores. We currently operate 61 outlet stores in the United States, the United Kingdom, Austria, Spain and Guam. These stores serve an important role in our overall inventory management by allowing us to effectively distribute a significant portion of our discontinued or out of season products.

     Skateparks. As of August 15, 2003, we operated 10 skateparks which range from 29,000 to 69,000 square feet and feature world-class skateboarding facilities as well as a retail store and a pro shop. As discussed under the caption “Fiscal 2003 Overview,” due to the decline in revenue and profitability we have experienced at our skateparks over the past two years we have taken steps to substantially exit the skatepark business. We expect, however, to continue to operate one or two of the skateparks to promote awareness of the VANS brand.

     For each of our skateparks, we carry liability insurance to cover accidents which may occur, and require that all users or their guardians execute waivers of liability. We require all users of our skateparks to wear helmets, and all users of non-California parks under the age of sixteen must wear knee pads and elbow pads. Pursuant to California law, all users of our California parks must wear knee pads and elbow pads. To date, we have incurred no significant liability with respect to activities at our skateparks.

International Sales Channel

     Our international distribution system is based on a market by market approach, that takes into account the particular cultural, economic and business conditions present in each international market. This strategy has led us to establish direct operations in key European markets, a joint venture in Mexico, a licensing arrangement for Japan, Hong Kong, Taiwan and South Korea and distribution agreements in approximately 36 other countries.

     Direct Sales and Distributors. We currently sell VANS products directly through our sales agents or employees or through distributors and licensees in approximately 50 foreign countries.

     In fiscal 1997, we undertook a strategy to capture increased international sales and profit by commencing direct sales efforts in selected European countries. In connection with that strategy, we acquired our distributor for the United Kingdom, and our sales agents for France and Germany.

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

     We currently use third party distributors for sales in approximately 36 countries worldwide. Vans’ international distributors purchase products pursuant to a price list set for international distributors and are granted the right to resell such products in defined territories, usually a country or group of countries. Distribution agreements generally are exclusive, restrict the distributor’s ability to sell competing products, have a term of one to three years, provide a minimum sales threshold which increases annually, and generally require the distributor to spend a certain percentage of its revenues on marketing. We receive payment from all of our distributors in United States dollars.

     Licensing. We have established an exclusive five-year licensing arrangement with ABC Mart, Inc., a Japanese public company and one of the leading distributors and retailers of footwear and related accessories in Japan. Under this arrangement, ABC licenses the VANS brand name to market and sell products such as footwear, sandals, apparel, hats, snowboard boots, bindings, and snowboards in Japan, Taiwan and South Korea. ABC also licenses the VANS brand for the sale of footwear in Hong Kong. Beyond ABC, we selectively license our trademarks to some of our other third party footwear distributors, generally for use in the production and sales of apparel and accessories, such as T-shirts and backpacks.

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

BACKLOG

     As of August 14, 2003, our backlog of orders for delivery in the second and third quarter of fiscal year 2004 was approximately $24.8 million, as compared to a backlog of approximately $22.3 million as of August 14, 2002, for delivery of orders in the second and third quarter of fiscal year 2003. Our backlog amounts exclude orders from our retail stores. Our backlog depends upon a number of factors, including the timing of trade shows, during which some of our orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. As a result of these and other factors, period-to-period comparisons of backlog may not necessarily be meaningful.

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

     We currently source all of our footwear products from independent third party manufacturers in China and the Philippines. The production staff of our Hong Kong subsidiary, located in Hong Kong, oversees all aspects of manufacturing and production in China and the Philippines. Approximately 25% of our apparel is sourced off-shore throughout Asia.

Distribution Facilities

     Products for domestic accounts are shipped either to our 144,000 square foot distribution center located in Santa Fe Springs, California or directly to our retail customers. Approximately 25% of our domestic sales are shipped directly from manufacturers to our retail customers. Our products for international distribution, with the exception of Europe, are typically shipped directly from the manufacturers to our distributors. Shipments of product to European countries are made through a third-party operated distribution facility located in Holland. In fiscal 2003 we upgraded our distribution logistics systems, supply chain monitoring systems and inventory information systems.

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

     In fiscal 2002, we installed point-of-sale systems in all of our stores and skateparks that enable us to track inventory from store receipt to final sale on a real-time basis, allow for rapid stock replenishment and concise merchandise planning, and managing inventory shrink. In fiscal 2003 we installed a warehouse management system and material handling equipment at our Santa Fe Springs, California distribution center to enable us to achieve greater productivity at such facility.

COMPETITION

Footwear Industry

     The athletic and casual footwear industry is highly competitive. We compete on the basis of the design, quality and technical aspects of our products, the strength of the VANS brand, the brand’s authenticity with our core customer base and the athletes who participate in the Core Sports we promote and sponsor. Many of our competitors, such as Nike, Reebok, Adidas and Puma, have significantly greater financial resources than we do, have more comprehensive product offerings, compete with us in China and the Philippines for manufacturing sources and spend substantially more on product advertising than we do. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, we face competition from large, well-known companies, such as Nike, which has entered the market for skateboard shoes through an investment in a company called Savier and has also entered the skate and surf lifestyle market through its acquisition of Hurley. In addition, in the casual footwear market, we compete with a number of companies, such as Skechers, Converse (which Nike recently announced it was acquiring), Airwalk, and Stride Rite (Keds), some of which may have significantly greater financial and other resources than we do. We also compete with companies such as Sole Technology, DC Shoes, DVS, Globe and Osiris which focus on selling products to Core Sports participants.

Skateparks

     Our skateparks have faced increased competition from large, free, public skateparks which are often located near our parks and are better maintained and more sophisticated than older public skateparks. This increased competition has had a material adverse impact on our skatepark business over the past two years and has led to our decision to substantially exit the skatepark business. See “Fiscal 2003 Overview.”

Snowboard Industry

     We face significant competition in the snowboard boot and binding industries, most notably from Burton Snowboards, Salomon and K2. In the step-in binding segment of the industry, we compete, through Switch, on the basis of the quality and technical aspects of the Autolock binding system, and the strength of the Switch and Autolock brand names. Several large, well-known companies have developed step-in systems that compete with the Autolock binding system. In addition, conventional strap-in bindings have captured a much greater market share than step-in systems and we anticipate this will likely continue for at least the next few years. Although we sell strap-in bindings under our AGENCY brand, our sales of such bindings have not been substantial.

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

EMPLOYEES

     As of August 14, 2003, we had 1,885 employees in the U.S. We consider our employee relations to be satisfactory. Our employees are not unionized and we have never suffered a material interruption of business caused by labor disputes.

RISK FACTORS

     We are currently engaged in a business turnaround at Vans. The success of a turnaround, by its very nature, involves a significant number of risks. You should carefully consider the risks described below before investing in our common stock. If any of the following risks actually occur, our business could be materially harmed and our turnaround could be negatively impacted. It also could cause the price of our stock to decline, and you may lose part or all of your investment.

IF WE ARE UNABLE TO CONTINUE TO DEVELOP AND MAINTAIN THE POPULARITY OF OUR BRAND OR FAIL TO ACCURATELY ANTICIPATE CHANGES IN FASHION TRENDS, DEMAND FOR OUR PRODUCTS MAY DECREASE.

     Our success is largely dependent on the continued strength of the VANS brand. In addition, we must anticipate the rapidly changing fashion tastes of our customers and provide merchandise that appeals to their preferences in a timely manner. We cannot assure that consumers will continue to prefer our brand or that we will respond in a timely manner to changes in consumer preferences. In particular, fashion trends change more rapidly with respect to our women’s footwear line, which is comprised of fewer styles than our men’s footwear lines.

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

     In addition, we use a variety of specialized fabrics in our footwear and apparel. The failure of footwear or apparel using such fabrics to perform to customer requirements could result in customer dissatisfaction with our products and could adversely affect the image of our brand name. We also in the past four years significantly increased the technical aspects of certain of our footwear and snowboard boots. If these technical features fail to operate as expected or satisfy customers, or if we fail to develop new and innovative technical features in a timely fashion, the result could adversely affect our business.

OUR RETAIL STORE SALES DECLINED FOR SIX CONSECUTIVE QUARTERS AND HAVE ONLY RECENTLY BEGUN TO IMPROVE.

After seven years of increases in sales in our retail stores when compared with comparable periods during the prior year on a same-store basis, we experienced same-store declines for the six consecutive fiscal quarters ended March 1, 2003. We reversed this trend in the fiscal quarter ended May 31, 2003, recognizing a 9.0% increase, year-over-year, in same-store revenues, excluding skatepark sessions and concessions. This trend is continuing in the first quarter of fiscal 2004.

     However, if this recent trend is not sustained, and we again experience declines in sales revenues in our retail stores when compared to prior periods, our business as a whole will be materially adversely affected since our retail sales account for approximately one-third of our total sales, and the gross margins associated with our retail sales are generally higher than the gross margins we achieve in other segments of our business.

SALES TO OUR WHOLESALE CUSTOMERS FLUCTUATE PERIODICALLY AND WE ARE DEPENDENT ON SUCCESSFUL SELL-THROUGHS OF OUR FOOTWEAR PRODUCT LINES FOR A LARGE PORTION OF OUR SALES.

     Sales to our largest wholesale customers periodically fluctuate as do the gross margins associated with those sales. Our U.S. wholesale sales decreased 11.1%, year-over-year, in fiscal 2002 and 7.2%, year-over-year, in fiscal 2003. If this trend is not reversed, our business will continue to be materially adversely affected.

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

OUR FINANCIAL RESULTS WILL BE AFFECTED BY MARKET CONDITIONS IN THE FOOTWEAR, SKATE AND APPAREL INDUSTRIES, WHICH ARE INTENSELY COMPETITIVE.

     The athletic and casual footwear industry is highly competitive. Competitive factors that affect our market position within the footwear and apparel industries include the style, quality and technical aspects of our products and the strength and authenticity of the VANS brand. Many of our competitors such as Nike, Reebok, Adidas and Puma have significantly greater financial resources than we do, have more comprehensive lines of product offerings, have greater brand recognition, compete with us in China and the Philippines for manufacturing sources and spend substantially more on product advertising than we do. In addition, the general availability of offshore shoe manufacturing capacity allows for rapid expansion by competitors and new entrants in the footwear market. In this regard, we face competition from large, well-known companies, such as Nike, which has entered the market for skateboard shoes through an investment in a company called Savier and has also entered the skate and surf lifestyle market through its acquisition of Hurley. In addition, in the casual footwear market, we compete with a number of companies, such as Skechers, Converse (which Nike recently announced it was acquiring), Airwalk and Stride Rite (Keds), some of which may have significantly greater financial and other resources than we do. We also compete with smaller companies, such as DC Shoes, Sole Technology, Globe, DVS and Osiris which specialize in marketing to our core skateboarding customers.

     Our skateparks have faced increased competition from large, free, public skateparks which are often located near our parks and are better maintained and more sophisticated than older public skateparks. This increased competition has had a material adverse impact on our skatepark business over the past two years and has led to our decision to substantially exit the skatepark business. See “Fiscal 2003 Overview.”

     We also face significant competition in the snowboard boot and binding industries, most notably from Burton Snowboards, Salomon and K2. Our Autolock snowboard binding system competes with several large well-known companies which have developed step-in bindings. In addition, conventional strap-in bindings have captured a much greater market share than step-in systems and we anticipate this will likely continue for at least the next few years. Although we sell strap-in bindings under our AGENCY brand, our sales of such bindings have not been substantial. Our inability to effectively compete with other snowboard boot companies or other manufacturers of binding systems could harm our business.

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

     In addition, our relationships with independent foreign manufacturers are also subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, an increased likelihood of counterfeit, knock-off or gray market goods, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas) and restrictions on the transfer of funds, environmental regulation, and other changes in governmental policies. In particular, changes in U.S. tax law or interpretations thereof related to our operations could materially impact our effective tax rate. In addition, adverse changes in trade or political relations with China or political instability in China would severely interfere with our manufacturing and would have a material adverse effect on our business. We cannot be certain that these factors will not materially adversely affect our ability to procure manufactured products in a cost-effective or timely manner in the future. Although we require our manufacturers to represent to us that their operations comply with their local laws governing labor practices and work conditions, and we periodically monitor such compliance, the failure of our manufacturers to comply with such laws could adversely impact our reputation and business.

     All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. Also, we may suffer delays in distributing our products due to work stoppages, slowdowns, or strikes at the ports where we land our products, such as the lockout which occurred in the fall of 2002 at the Long Beach, California port where we land the vast majority of our products.

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

     We do business through wholly-owned and co-owned subsidiaries and sales agents in a number of countries throughout the world. In connection with this strategy, we have established an operational structure to support the activities of our subsidiaries and sales agents in Europe. We also currently operate a joint venture to sell our products in Mexico. We may experience risks while doing business directly in foreign countries such as managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. In fiscal 2003 we terminated the operations of our joint venture subsidiaries in Brazil, Argentina, and Uruguay.

     In addition, we sell products in a number of countries throughout the world, and thus are exposed to economic fluctuations and movements in foreign currency exchange rates. In particular, our four largest international markets are Japan, France, the United Kingdom and Germany. Adverse changes in our business in those countries or in the economies of those or other countries in which we do business could have a material adverse effect on our business. The major foreign currency exposure for us involves the euro, the British sterling, the Japanese yen and the Mexican peso. In particular, fluctuations in the past in the value of the euro and the British sterling have had a significant, negative impact on our European business. Additionally, in fiscal 2002 weaknesses in Latin American economies, particularly Argentina, negatively affected our business in Brazil, Argentina and Uruguay, leading to our decision to terminate the operations of our joint ventures in those countries. We are also exposed to risks resulting from political instability, tariffs, counterfeit goods, restrictions on transfers of funds and other changes in governmental regulations.

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

     Our brand strategy is focused, to a large extent, on the promotion and support of Core Sports. Many Core Sports are relatively new or have historically fluctuated in popularity, due in part to limited media coverage of these sports. Core Sports are followed by significantly fewer fans than more traditional sports, such as football, baseball and basketball. Although participation in, and viewership of, many of the Core Sports we promote are growing at a high rate, we cannot assure that the popularity of Core Sports will continue to grow. If any of the key Core Sports we promote loses popularity or fails to grow or attract media coverage, we may have to change our strategy with respect to those sports, which could have a material adverse effect on our business, financial condition and results of operations.

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

THE INABILITY TO SUBSTANTIALLY EXIT THE SKATEPARK BUSINESS, OR A HIGHER THAN ANTICIPATED COST OF TERMINATING REMAINING SKATEPARK LEASES, COULD ADVERSELY EFFECT OUR FUTURE PROFITABILITY.

     As discussed under the caption “Fiscal 2003 Overview,” due to the decline in revenue and profitability we have experienced at our skateparks over the past two years, we have taken steps to substantially exit the skatepark business. As of August 15, 2003 we have reached agreements to terminate the leases for eight of our operating skateparks plus a planned park for Sacramento, California. If we are unable to reach agreements to terminate the leases for at least two of the remaining four parks, or if the two parks we plan to keep open experience significant future declines in revenue, our overall profitability could be materially impacted.

OUR FINANCIAL RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER AS A RESULT OF SEASONALITY IN OUR BUSINESS.

     The footwear industry generally is characterized by significant seasonality of net sales and results of operations. Our business is seasonal, with the largest percentage of our U.S. sales and earnings realized in our first fiscal quarter (June through August) or the “Back to School” months. This seasonal fluctuation in consumer demand could have a material adverse effect on our business, financial condition and results of operations.

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

ENERGY SHORTAGES, NATURAL DISASTERS, HEALTH EPIDEMICS, A DECLINE IN ECONOMIC CONDITIONS IN CALIFORNIA OR FUTURE TERRORIST ACTIVITIES OR THREATS COULD INCREASE OUR OPERATING EXPENSES OR ADVERSELY AFFECT OUR SALES REVENUE.

     A substantial portion of our operations are centered in California, including more than half of our retail stores, three skateparks, our corporate headquarters and our central distribution center. In fiscal 2002 we experienced increased electricity and energy rates due to California’s energy and electricity shortages. Future shortages could impact or interrupt our business. Any such impact or interruption could be material and adversely affect our profitability. In addition, because a significant portion of our revenue comes from sales in California through our retail stores, the recent economic decline in California has adversely affected our business. Continued economic declines in California would likely have the same effect. Furthermore, a natural disaster or other catastrophic event, such as an earthquake affecting California, could significantly disrupt our business. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

     Our business could also be adversely impacted by other matters beyond our control, such as the recent outbreak of the SARS virus in China and Hong Kong. Although we have not, to date, experienced any interruption in our ability to obtain product from the Far East as a result of SARS, any prolonged interruption in our ability to send personnel to China to inspect and develop product, or a high absenteeism rate at factories in China or at our offices in Hong Kong, could have an adverse effect on our ability to finalize, manufacture and ship products. Finally, our future results could be affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the September 11, 2001 or subsequent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

THE ACQUISITION OF ADDITIONAL BUSINESS ENTITIES IN THE FUTURE MAY HAVE UNANTICIPATED CONSEQUENCES THAT HARM OUR BUSINESS.

     We often evaluate various business entities as potential acquisition candidates in the ordinary course to build upon or complement our current business. Pursuant to this strategy, in fiscal 2002 we acquired Pro-tec. Future acquisitions may be larger in scale than the Pro-tec acquisition or other acquisitions we have completed in the past. Any acquisition we pursue, whether or not successfully completed, will involve numerous risks, including difficulties in the assimilation and integration of the operations, employees, technologies and products of the acquired companies, difficulties in potential conflicts with the existing culture of acquired companies, the diversion of management’s attention from other business concerns, risks associated with entering markets or conducting operations with which we have no or limited direct prior experience, and the potential loss of key employees of acquired businesses. Moreover, we cannot be certain that we will realize the anticipated benefits of any acquisition. Future acquisitions, which may be accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could harm our business and financial condition.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR BECOME SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, OUR BUSINESS MAY BE HARMED.

     We consider our “intellectual property” (trademarks, patents, etc.) to be critical to our business. We rely on trademark, copyright and trade secret protection, patents, non-disclosure agreements and licensing arrangements to establish, protect and enforce our intellectual property rights in our products. Despite our efforts to safeguard and maintain such rights, we cannot assure that we will be successful in this regard, and we cannot assure that third parties will not sue us for intellectual property infringement in the future. Furthermore, we cannot assure that our trademarks, products and promotional materials do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that we would, in such an event, not be prevented from using our trademarks and other intellectual property. Although any claims may ultimately prove to be without merit, the necessary diversion of management attention to, and legal costs associated with, litigation could materially and adversely affect our business. We have in the past sued and been sued by third parties in connection with certain matters regarding our trademarks, none of which has materially impaired our ability to utilize our trademarks. We also are from time to time involved in other litigation, not including intellectual property, which could adversely affect our business and financial condition.

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

     Participants at our skateparks and the VANS High Cascade Snowboard Camp and users of our products, including those who wear PRO-TEC protective gear, engage in high-risk activities such as skateboarding, snowboarding, in-line skating, freestyle motocross, supercross and BMX riding. Consequently, we are exposed to the risk of product liability or personal injury claims in the event that a user of our products or a visitor to our entertainment venues, including the concert venues of the VANS Warped Tour, is injured. Participants at our entertainment venues or users of our products may engage in imprudent or even reckless behavior, thereby increasing the risk of injury. We maintain general liability insurance (which includes product liability coverage) and excess liability insurance coverage in an amount which we believe is sufficient. However, we cannot be certain that such coverage will be sufficient, will continue to be available on acceptable terms, will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our financial condition and business reputation.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL.

     The market price of our common stock has fluctuated substantially since our initial public offering in August 1991. We cannot assure that the market price of our common stock will not continue to fluctuate significantly. Events such as future announcements concerning us or our competitors, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by us or our competitors, changes in earnings estimates by analysts, our failure to achieve analysts’ earning estimates, or changes in accounting policies, could cause the market price of our common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years, including decreases in the overall market indexes during the past three years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of our common stock and consequently, our ability to raise capital in the future.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS WHICH COULD POSSIBLY DISCOURAGE OR PREVENT OR DELAY A TAKEOVER.

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

ITEM 2. PROPERTIES

     All of our retail stores and skateparks are leased. Leases for our outlet stores typically provide for an initial lease term of three to five years with at least one renewal option for an additional three or five years. Leases for full-price, mall-based stores typically provide for a term of 10 years with no renewal option. Skatepark leases typically have an initial term of ten years with at least one ten-year renewal option. As discussed under the caption “Fiscal 2003 Overview,” as of August 15, 2003, we have terminated eight of the leases for our operating skateparks plus the lease for a planned skatepark in Sacramento, California, and are seeking to terminate at least two of the remaining four leases.

     In most cases, we pay rent on a monthly basis, which is subject to periodic rent escalation provisions plus additional rent based on a percentage of sales in excess of certain breakpoints. In fiscal year 2003, our annual rent for our retail stores and skateparks was approximately $16.7 million without contingent payments.

     Until 1994, all of our retail stores were located in California. Since then we have added retail stores throughout the U.S. and Europe. Currently, more than half of our retail stores are in California with no more than three full-price retail stores or four outlet stores in any state or country outside California.

     Our corporate headquarters are located in Santa Fe Springs, California and consist of an aggregate of 36,000 square feet. The lease for our headquarters expires in 2007 with an option to extend for 10 years. The current aggregate annual rent for our headquarters is approximately $920,000 and is subject to adjustment during the term of the lease. We also lease space for our distribution center, which is attached to our corporate headquarters. The rent for this facility is included in the total rent payments for our headquarters. The distribution center is approximately 144,000 square feet and is believed to be adequate at this time.

ITEM 3. LEGAL PROCEEDINGS

     Litigation involving former Officer and Consultant and Their Affiliates. On March 20, 2002, we filed a complaint in the Superior Court for the County of Los Angeles entitled Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, Catch Air Technology, et al, Case No. BC 27031. In this action, we alleged that the defendants, one of whom is a former officer of Vans, and another of whom is a former consultant of Vans, engaged in a conspiracy to obtain unauthorized payments from certain of our factories in China (the “Superior Court Action”). We also filed a separate arbitration proceeding against Messrs. Brabson and Rosendahl in which we made the same allegations.

     The arbitration was concluded in December 2002. On January 28, 2003, the arbitrator issued a final award against Scott Brabson finding that he had breached his employment agreement with Vans; breached his fiduciary duties to Vans; and committed numerous other torts against Vans. The arbitrator awarded damages of approximately $4.8 million to Vans along with interest and attorney’s fees of approximately $3.2 million. The award was subsequently confirmed by the judge in the Superior Court Action. Brabson has appealed the confirmation of the award. Subsequently, the arbitrator issued a final award against Jay Rosendahl finding that he had breached his consulting agreement with Vans and committed numerous torts against Vans. Both Brabson and Rosendahl have filed for protection under Chapter 7 of the federal bankruptcy law. No portion of the award has been recorded in our consolidated financial statements.

     In the Superior Court Action, default judgments were entered against Heidi Rosendahl and various companies controlled by the defendants in July 2003. We separately settled our case against Gordana Brabson. No amounts were paid to either party in connection with the settlement.

     Additionally, on March 1, 2002, we were sued in Superior Court for the County of Los Angeles by Cross-Fire Technology and its related entities (Cross-Fire Technology, et al vs. Vans, Inc. and Arthur I. Carver, Case No. BC 269228). The plaintiffs were controlled by certain of the individual defendants in the above lawsuit. The plaintiffs alleged that an officer of Vans made unlawful threats against certain factories that made footwear for us and the plaintiffs and slanderous statements against an affiliate of the plaintiffs. This case was dismissed with prejudice in July 2003. Accordingly, we will not be reporting further on this case.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, Case No. 01110315. This lawsuit was filed against Vans, two of Vans’ executive officers, and certain other individuals and entities on December 6, 2002, in connection with the above-mentioned litigation. Mrs. Brabson alleges causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. She seeks an unspecified amount of compensatory, special and punitive damages. We brought a so-called “SLAPP” motion to dismiss this case on the grounds that it was designed to inhibit our ability to pursue our remedies in the above litigation. The court denied this motion. Discovery has been substantially concluded in this matter and it has been set for trial on September 4, 2003.

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

	HIGH	LOW

Fiscal Year Ended May 31, 2002
First Quarter	$24.40	$15.70
Second Quarter	15.79	9.65
Third Quarter	15.50	11.45
Fourth Quarter	14.34	9.76
Fiscal Year Ended May 31, 2003
First Quarter	$9.57	$5.12
Second Quarter	7.03	4.45
Third Quarter	6.75	4.03
Fourth Quarter	7.03	3.57

     On August 14, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $9.03. As of August 14, 2003, there were 258 holders of record of our common stock. That figure does not include beneficial owners who hold shares in nominee name.

Dividend Policy

     We have never declared or paid a cash dividend on our common stock. We presently intend to retain earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information.

     The following table provides information, as of May 31, 2003, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance

Plans approved by stockholders	1,970,287	$8.96	637,974
Plans not approved by stockholders	-0-	N/A	N/A

Total	1,970,287	8.96	637,974

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	YEARS ENDED MAY 31,

	2003	2002	2001	2000	1999

	(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$330,197	$331,443	$340,150	$276,247	$210,113
Income (loss) from continuing operations before cumulative effect of accounting change	$(29,379)	$(1,259)	$15,593	$12,087	$8,725
Income (loss) from discontinued operations	$(648)	$(1,337)	$(162)	$—	$—
Cumulative effect of accounting change	$—	$—	$(441)	$—	$—

Net income (loss)	$(30,027)	$(2,596)	$14,990	$12,087	$8,725

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$(1.64)	$(0.07)	$1.10	$0.89	$0.66
Income (loss) from discontinued operations	$(0.03)	$(0.08)	$(0.01)	$—	$—
Cumulative effect of accounting change	$—	$—	$(0.03)	$—	$—

Net income (loss)	$(1.67)	$(0.15)	$1.06	$0.89	$0.66

Weighted average common shares	17,964	17,764	14,165	13,603	13,290
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$(1.64)	$(0.07)	$1.03	$0.84	$0.64
Income (loss) from discontinued operations	$(0.03)	$(0.08)	$(0.01)	$—	$—
Cumulative effect of accounting change	$—	$—	$(0.03)	$—	$—

Net income (loss)	$(1.67)	$(0.15)	$0.99	$0.84	$0.64

Weighted average common shares	17,964	17,764	15,196	14,468	13,667
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$237,784	$256,727	$236,960	$171,477	$130,538
Long-term debt	$2,523	$3,192	$2,348	$12,131	$8,712
Stockholders’ equity	$180,175	$204,307	$190,478	$108,317	$95,151

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

GENERAL OVERVIEW

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for Core Sports. Core Sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX riding and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year old participants, enthusiasts and emulators of the Core Sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating Core Sports entertainment events and venues, such as the VANS Triple Crown Series, VANS skateparks and the VANS High Cascade Snowboard Camp, sponsoring professional and amateur athletes and the VANS Warped Tour, as well as advertising in targeted print and television media.

FISCAL 2003 OVERVIEW

     In fiscal 2003, we continued to experience the challenges to our business that began to manifest themselves in fiscal 2002. Our overall revenues in fiscal 2003 were down slightly to $330.2 million from $331.4 million a year ago; our U.S. wholesale business declined 7.2%, year-over-year, from $124.2 million to $115.2 million; and our retail same-store sales decreased 3.2% for the year.

     Additionally, the negative trends which began to affect our U.S. retail and skatepark businesses in fiscal 2002 also continued during fiscal 2003. These trends led us to write-down some or all of the long-lived assets of 17 of our retail stores, all of the long-lived assets of 10 of our skateparks, and the long-lived assets associated with the construction of a skatepark that was scheduled to open in Sacramento, California in fiscal 2004. We incurred aggregate pre-tax non-cash impairment charges of approximately $16.5 million in the third and fourth quarters in connection with those and other asset write-downs.

     As a result of the negative trends at our skateparks, we decided to substantially exit the skatepark business and we began negotiations with the landlords to obtain rent concessions and/or terminations of our skatepark leases. As of August 15, 2003, we have reached agreements to terminate the leases for eight of the 12 skateparks we operated as of the beginning of fiscal 2003 plus the lease for a proposed park in Sacramento, California. Of these parks, six will remain open for terms ranging from three months to one year at reduced cash rents and subject to the landlords’ right to recapture the space upon 30 days written notice. Two of the six parks will close on August 30, 2003. We incurred lease termination costs of $10.0 million in the fourth quarter related to six of those lease terminations, and we will incur additional lease termination costs in connection with three lease terminations in the first quarter of fiscal 2004.

     Also, during the year, our snow business continued to be adversely impacted by the decrease in sales of our Switch step-in bindings. As a result, as of March 31, 2003, we determined that the goodwill associated with our 1998 acquisition of Switch had become impaired, and we wrote-down the entire amount of such goodwill.

     A summary of the charges and lease termination costs we incurred during the year are as follows:

Pre-Tax Amount of
Item on Statements of Operations	Charge or Expense
(in thousands)

Asset impairment charges	$16,481
Goodwill impairment charge	$4,550
Lease termination costs	$10,116

TOTAL	$31,147

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

     Inventory. Inventories are valued at the lower of cost or market. Finished goods inventories are valued using the first-in, first-out method (“FIFO”). We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

     Impairment of Property, Plant and Equipment. We evaluate the carrying value of property, plant and equipment assets for impairment when the assets experience a negative event (i.e., significant downturn in operations, losses from operating units, natural disaster, etc.). When these events are identified, we review the last two years of operations, for example, on a store-by-store basis and, if there are losses, we estimate future undiscounted cash flows. If the projected undiscounted cash flows do not exceed the carrying value of the assets, we write-down the assets to fair value based on discounted projected future cash flows. The most significant assumptions we use in this analysis are those made in estimating future discounted cash flows. In estimating cash flows, we generally use the financial assumptions in our current budget and our strategic plan and modify them on a store-by-store basis if other factors should be considered. The discount rate applied is based upon our weighted average cost of capital adjusted for the risks associated with the operations being analyzed. As described in Note 9 to the Consolidated Financial Statements and above under the caption “Fiscal 2003 Overview,” we recorded impairment charges aggregating $16.5 million in fiscal 2003 to write down the long-lived assets associated with 10 of our skateparks, some or all of the long-lived assets of 17 of our retail stores, and the long-lived assets associated with the construction of the planned Sacramento park and certain other long-lived assets, to net realizable value. Although we believe the assumptions made regarding our other long-lived assets are reasonable given our current operating performance, any change in market conditions could result in additional impairment losses. During fiscal 2002, we incurred impairment charges of $5.9 million in connection with the planned closure of our Bakersfield skatepark and the write-down of assets at our Denver skatepark and three retail stores.

     Goodwill. Goodwill is tested for impairment annually as of March 31 at the reporting unit level unless a change in circumstances indicates more frequent impairment analysis is required. Impairment, if any, is measured in part based on the estimated fair value of the reporting units with the recorded goodwill. Fair value is determined by using a combination of techniques, such as the traditional present value approach, the expected cash flow approach, and the multiple of earnings approach. The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our current budget and our strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rate we estimate to represent our cost of funds. Goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.2 million associated with the acquisition of Pro-tec; $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited), our U.K. distributor; $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour; and $2.1 million associated with our acquisition of Compagnie Sunspot SA, our sales agent for France. As described under the caption “Fiscal 2003 Overview” and in Note 2 to the Consolidated Financial Statements, we recorded an impairment charge of $4.6 million to fully write down the goodwill associated with our 1998 acquisition of the Switch snowboard boot binding business.

     Taxes. We record valuation allowances to reduce our deferred tax assets to amounts that we believe are more likely than not to be realized. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. On a quarterly basis, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made.

     We have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of our U.S. entities exceed our current expectations or the actual cash needs of our foreign entities are less than expected, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This would result in additional income tax expense being recorded. Because the determination of foreign earnings as indefinitely reinvested offshore involves future plans and expectations, there is a possibility that amounts determined to be indefinitely reinvested offshore may vary from our current expectations, thereby affecting future income tax expense.

     On an interim basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process can result in changes to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

	2003	2002	2001

Retail sales	34.6%	33.2	30.1
National sales	34.9	37.5	41.0
International sales	30.5	29.3	28.9

Net sales	100.0	100.0	100.0
Cost of sales	54.6	54.2	56.6

Gross profit	45.4	45.8	43.4
Operating expenses:
Retail	20.6	18.3	13.5
Marketing, advertising and promotion	8.4	10.3	7.3
Selling, distribution and administrative	16.5	15.6	14.2
Asset impairment charges	5.0	1.5	0.0
Goodwill impairment charges	1.4	0.0	0.0
Lease termination costs	3.1	0.0	0.0
Amortization of intangible assets	0.2	0.1	0.5

Total operating expenses	55.2	45.8	35.5

Income (loss) from operations	(9.9)	0.0	7.9
Interest (income) expense, net	(0.2)	(0.3)	0.8
Other income (expense), net	0.2	0.3	(0.4)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change	(9.9)	0.0	7.5
Income tax (benefit) expense	(1.2)	0.0	2.6
Minority interest	0.2	0.4	0.4

Income (loss) from continuing operations before cumulative effect of accounting change	(8.9)	(0.4)	4.5
Income (loss) from discontinued operations, net of tax	(0.2)	(0.4)	0.0

Income (loss) before cumulative effect of accounting change	(9.1)	(0.8)	4.5
Cumulative effect of accounting change, net of tax	0.0	0.0	0.0

Net income (loss)	(9.1)%	(0.8)%	4.5%

FISCAL YEAR ENDED MAY 31, 2003 (“FISCAL 2003”), AS COMPARED TO FISCAL YEAR ENDED MAY 31, 2002 (“FISCAL 2002”)

Net Sales

     Net sales for Fiscal 2003 decreased slightly to $330.2 million from $331.4 million in Fiscal 2002. The sales decrease was the net effect of increases in Retail and International sales, offset by a decrease in National sales, as discussed below.

     Retail. Retail sales, which consist solely of sales through our U.S. retail stores and skatepark sessions and concessions, increased 3.8% to $114.2 million in Fiscal 2003 from $110.0 million in Fiscal 2002. This increase was primarily the result of the addition of 20 new stores, including four skateparks, in Fiscal 2002 as well as a strong fourth quarter in Fiscal 2003 in which we experienced an increase in average selling prices year-over-year of 4.2% accompanied by comparable store sales increases of 5.4%. Excluding revenue from concessions and skate sessions at our skateparks, we experienced a fourth quarter increase in comparable store sales of 9% year-over-year.

     In Fiscal 2003, comparable store sales (excluding revenue from concessions and skate sessions at our skateparks) declined 3.2%, primarily due to a year-over-year decline in average selling prices of 3.2% across all of our stores. Comparable revenues from concessions and skate sessions at our skateparks declined 34%, or $3.3 million, year-over-year. The decline in skatepark revenue was largely attributable to ongoing competition from free skateparks operated by local municipalities in nearly all of our skatepark markets. As discussed under the caption “Fiscal 2003 Overview,” these factors led to the impairment charges recorded in the third and fourth quarters of Fiscal 2003 and our decision to substantially exit the skatepark business.

     National. National sales, which include all U.S. sales except sales through our U.S. retail stores, decreased 7.2% to $115.2 million in Fiscal 2003 from $124.2 million in Fiscal 2002. Excluding revenue from sales of protective gear products by Pro-tec, and revenue from the VANS Warped Tour, both of which were acquired in the second half of Fiscal 2002, national sales were down 21.9% to $95.9 million. The decrease in national sales in Fiscal 2003 was primarily related to decreased orders from our retail customers due to lower sell-through levels of our product.

     International. International sales, which include sales through our seven European stores, increased 3.6% to $100.8 million in Fiscal 2003 from $97.3 million in Fiscal 2002. This increase was primarily due to increased sales in Europe of $15.3 million, partially offset by decreased sales in Mexico and South America of approximately $3.5 million and $4.5 million, respectively, decreased sales in Asia of approximately $1.9 million, decreased sales in Canada of approximately $1.1 million, and reduced royalty payments from our licensee for Japan of approximately $750,000.

     The $15.3 million sales increase in Europe was largely due to a $9.7 million favorable variance in exchange rates and a $5.6 million increase in unit sales and local currency average selling prices. The decreased sales in Mexico, Asia and Canada were primarily a result of weakness in local retail markets. The results for Fiscal 2003 only contain one month of sales for South America as a result of the deconsolidation of our South American joint ventures in July 2002.

Gross Profit

     Gross profit decreased 1.3% to $149.8 million in Fiscal 2003 from $151.7 million in Fiscal 2002. As a percentage of net sales, gross profit decreased to 45.4% for Fiscal 2003, versus 45.8% in Fiscal 2002, primarily due to decreases in domestic gross profits, partially offset by increases in international gross profits. Domestically, retail gross profit decreased as a percentage of sales from 58.0% in Fiscal 2002 to 56.2% in Fiscal 2003 largely due to decreased sessions and concessions at our skateparks. National gross profits decreased as a percentage of sales from 35.9% in Fiscal 2002 to 32.6% in Fiscal 2003 primarily due to the absence of margin contribution from the newly acquired VANS Warped Tour in the first quarter of Fiscal 2003, the liquidation of certain excess inventory at no margin which was reserved for in the fourth quarter of Fiscal 2002 and the tough promotional environment in the U.S. which led to continued downward pricing pressure. Internationally, gross profit increased as a percentage of sales from 44.7% in Fiscal 2002 to 47.8% in Fiscal 2003, driven primarily by favorable fluctuations in the euro and the British sterling.

Loss from Operations

     We incurred a loss from operations of $32.6 million in Fiscal 2003, versus income from operations of $14,000 in Fiscal 2002. Operating expenses in Fiscal 2003 increased 20.2% to $182.4 million versus $151.7 million in Fiscal 2002 primarily as a result of the asset impairment charges and lease termination costs of $16.5 million and $10.1 million, respectively, incurred in the third and fourth quarters of Fiscal 2003. As a percentage of net sales, operating expenses increased to 55.2% versus 45.8% last year. The material components of the increase in operating expenses are discussed below.

     Retail. Retail expenses increased 12.5% to $68.1 million in Fiscal 2003 from $60.5 million in Fiscal 2002, primarily due to increased costs associated with the expansion of our retail division by the net addition of 19 new stores and four skateparks since the beginning of Fiscal 2002.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 18.6% to $27.8 million in Fiscal 2003 from $34.2 million in Fiscal 2002. This decrease was primarily due to a $4.0 million decrease in expenditures related to the VANS Triple Crown Series and other promotional activities, and $3.0 million of planned reductions in U.S. media expenditures partially offset by increased expenditures in Europe of approximately $900,000 as a result of the continued expansion of our European business and an increase of approximately $800,000 in expenditures by Pro-tec, which was acquired in the fourth quarter of Fiscal 2002.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 5.5% to $54.5 million in Fiscal 2003 from $51.7 million in Fiscal 2002, primarily due to increased costs of approximately $2.7 million as a result of growth in our European business, increased costs of approximately $2.6 million by Pro-tec, which was acquired in the fourth quarter of Fiscal 2002, increased costs of approximately $1.7 million incurred by our joint venture in Mexico, which were largely due to losses incurred by the minority partner in the joint venture, and $750,000 incurred in the fourth quarter of fiscal 2003 to settle a dispute with a former employee. These increases were partially offset by a reduction in expenditures of $1.9 million as a result of the deconsolidation of our South America joint ventures in July 2002 and a net reduction in domestic selling and distribution costs of approximately $3.0 million as a result of the decrease in National sales from Fiscal 2002 to Fiscal 2003.

     Asset impairment charges. Please see the discussion of these charges under the caption “Fiscal 2003 Overview.”

     Goodwill impairment charges. Please see the discussion of these charges under the caption “Fiscal 2003 Overview.”

     Lease termination costs. Please see the discussion of these costs under the caption “Fiscal 2003 Overview.”

     Amortization of intangibles. Amortization of intangibles increased to $734,000 in Fiscal 2003 from $266,000 in Fiscal 2002 as a result of the amortization of intangible assets acquired in the Pro-tec acquisition which occurred in the fourth quarter of Fiscal 2002.

Interest Income, Net

     Interest income, net of interest expense, decreased 38.7% to $690,000 in Fiscal 2003 from $1.1 million in Fiscal 2002, primarily due to lower interest rates on monies invested by us.

Other Expense, Net

     Other expense, net, primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other expense, net, decreased to $712,000 in Fiscal 2003 from $1.1 million in Fiscal 2002, primarily due to a decrease in losses generated on unhedged U.S. dollar denominated transactions within our European business as well as the non-recurrence of foreign currency transaction losses that occurred in Fiscal 2002 related to Argentina and Brazil.

Income Tax (Benefit) Expense

     We recognized a tax benefit of $3.9 million in Fiscal 2003 versus an expense of $80,000 in Fiscal 2002, primarily as a result of the losses we incurred in Fiscal 2003. Our effective tax rate was 12.1% in Fiscal 2003 versus 100% in Fiscal 2002. The change in our effective tax rate was due to the effect of tax benefits on domestic losses being provided at different tax rates than tax provisions applied to offshore income. In future periods, our effective tax rate could fluctuate if the mix between taxable income from U.S. and foreign jurisdictions significantly changes. See the discussion above under the caption “Critical Accounting Policies — Taxes” and Note 5 to the Consolidated Financial Statements.

Minority Interest

     Minority interest decreased 46.4% to $675,000 in Fiscal 2003 from $1.3 million in Fiscal 2002, primarily as a result of approximately $1.3 million in losses incurred by the minority shareholder in connection with our joint venture in Mexico, partially offset by the increased profitability of our domestic joint venture with Pacific Sunwear of California, Inc. (“Pac Sun”), Van Pac LLC.

Loss from Discontinued Operations, Net of Tax

     As discussed more fully above under the caption “Fiscal 2003 Overview,” in Fiscal 2003 we made the decision to substantially exit the skatepark business. Discontinued operations for Fiscal 2003 include the net results of operations of the Bakersfield skatepark, which was the only skatepark that had been closed as of May 31, 2003. Losses from discontinued operations decreased to $648,000 in Fiscal 2003 from $1.3 million in Fiscal 2002 primarily as a result of impairment charges recorded in relation to the Bakersfield skatepark in Fiscal 2002. As we close additional skateparks in the future, the related operating results will be recast as discontinued operations in the consolidated statements of operations for all periods presented.

FISCAL YEAR ENDED MAY 31, 2002, AS COMPARED TO FISCAL YEAR ENDED MAY 31, 2001 (“FISCAL 2001”)

Net Sales

     Net sales for Fiscal 2002 decreased 2.6% to $331.4 million from $340.2 million in Fiscal 2001. The sales decrease was the net effect of increases in Retail sales offset by decreases in National and International sales, as described below. As our sales are largely dependent upon the retail environment, Fiscal 2002 sales were negatively impacted as a result of decreased retail foot traffic following the terrorist attacks that occurred in New York on September 11, 2001.

     Retail. Retail sales, which consist solely of sales through our U.S. retail stores and skatepark sessions and concessions, increased 7.5% to $110.0 million in Fiscal 2002 from $102.3 million in Fiscal 2001. This increase was driven by additional sales from a net increase of 16 stores and four skateparks versus Fiscal 2001, partially offset by a decline of 3.5% in comparable store sales (excluding revenue from concessions and skate sessions at our skateparks). Comparable revenues from concessions and skate sessions at our skateparks declined 25.2% from Fiscal 2001.

     National. National sales, which include all U.S. sales except sales through our U.S. retail stores, decreased 11.1% to $124.2 million in Fiscal 2002 from $139.6 million in Fiscal 2001. Excluding revenue from sales of protective gear products by Pro-tec, and revenue from the VANS Warped Tour, both of which were acquired in the second half of Fiscal 2002, national sales declined 12.1% to $122.8 million. The decrease in national sales in Fiscal 2002 was primarily a result of significant declines in our women’s business.

     International. International sales, which include sales through our seven European stores, decreased 0.9% to $97.3 million in Fiscal 2002 from $98.2 million in Fiscal 2001. This decrease was primarily due to decreased sales in Asia of approximately $1.7 million, decreased sales in Australia of approximately $1.1 million, and decreased sales in Canada of approximately $800,000, partially offset by a $2.9 million increase in sales in Europe.

Gross Profit

     Gross profit increased 2.8% to $151.7 million in Fiscal 2002 from $147.6 million in Fiscal 2001. As a percentage of net sales, gross profit increased to 45.8% for Fiscal 2002, versus 43.4% in Fiscal 2001 as a result of retail sales increasing in proportion to total sales from 30.1% in Fiscal 2001 to 33.2% in Fiscal 2002. Domestically, retail gross profit remained consistent, decreasing only slightly from 58.2% in Fiscal 2001 to 58.0% in Fiscal 2002. National gross profit increased as a percentage of sales from 34.1% in Fiscal 2001 to 35.9% in Fiscal 2002 and international gross profit increased from 41.5% in Fiscal 2001 to 44.7% in Fiscal 2002, primarily as a result of increased average selling prices.

Income from Operations

     We had income from operations of $14,000 in Fiscal 2002, versus $26.8 million in Fiscal 2001. Primarily as a result of a $14.7 million increase in retail expenses and $5.0 million of asset impairment charges incurred in Fiscal 2002, operating expenses in Fiscal 2002 increased 25.6% to $151.7 million from $120.8 million in Fiscal 2001. As a percentage of net sales, operating expenses increased to 45.8% in Fiscal 2002 from 35.5% in Fiscal 2002. The material components of the increase in operating expenses are discussed below.

     Retail. Retail expenses increased 32.0% to $60.5 million in Fiscal 2002 from $45.9 million in Fiscal 2001, primarily due to increased costs associated with the expansion of our retail division by the net addition of 22 new stores and 7 skateparks since the beginning of Fiscal 2001.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 37.2% to $34.2 million in Fiscal 2002 from $24.9 million in Fiscal 2001. This increase was mainly due to (i) approximately $2.5 million in increased television airtime costs in connection with the VANS Triple Crown Series, which we were unable to offset through the sale of advertising spots; and (ii) approximately $5.9 million in planned increases in marketing expenditures related to the VANS Triple Crown Series, increased advertising during the back-to-school selling season and new product-specific advertising.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 7.0% to $51.7 million in Fiscal 2002 from $48.3 million in Fiscal 2001, largely attributable to (i) a $1.6 million specific reserve recorded in Fiscal 2002 in connection with the planned closure of our joint venture operations in Brazil, Argentina and Uruguay; (ii) increased legal expenses of approximately $1.3 million in Fiscal 2002 related to the settlement of the wage and hour litigation more fully described in our Annual Report on Form 10-K for Fiscal 2002; (iii) increased employee-related expenses of approximately $1.0 million; (iv) increased costs associated with our European operations of approximately $800,000; and (v) consulting fees of approximately $600,000 in Fiscal 2002 related to due diligence costs of an acquisition that did not close and international tax planning. These increases were offset by a decrease of $3.1 million in bonus provision year-over-year.

     Asset impairment charges. As a result of a general slowdown in business around the world and in California, lower-than-expected performance of our back-to-school 2001 and Spring 2002 product lines, and decreased attendance and revenues at our skateparks, we recorded pre-tax impairment charges of $5.0 million in the fourth quarter of Fiscal 2002. Of this amount, approximately $3.4 million related to the write-down of long-lived assets at our Denver skatepark, approximately $884,000 related to the write-down of long-lived assets at three of our domestic full-price retail stores, and approximately $727,000 related to the write-down of production costs for certain entertainment assets. No impairment charges were recorded in Fiscal 2001.

     Amortization of intangibles. Amortization of intangibles decreased to $266,000 in Fiscal 2002 from $1.7 million in Fiscal 2001 as a result of our June 1, 2001 adoption of Statement of the Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and Other intangible Assets,” which require that we prospectively cease the amortization of goodwill and instead conduct periodic impairment tests of goodwill and intangible assets deemed to have an indefinite life.

Interest (Income) Expense, Net

     Interest (income) expense, net increased 143.8% to income of $1.1 million in Fiscal 2002 from expense of $2.6 million in Fiscal 2001 due to higher cash balances and a reduced level of debt resulting from cash generated in our May 2001 public stock offering.

Other (Income) Expense, Net

     Other (income) expense, net decreased 185.3% to an expense of $1.1 million in Fiscal 2002 from $1.2 million of income in Fiscal 2001. The expense in Fiscal 2002 was largely comprised of foreign currency transaction losses of approximately $1.8 million, related primarily to Argentina and Brazil, offset by non-footwear licensing income of approximately $529,000. In Fiscal 2001, other income was largely comprised of (i) $1.5 million in gains and rental income recognized in connection with the sale of our former manufacturing facility in Orange, California; (ii) an $835,000 gain recognized from the sale and earn-out of our interest in the entity which owned the VANS Warped Tour, which was repurchased by us in Fiscal 2002; and (iii) approximately $732,000 in non-footwear licensing income, offset by a $1.1 million other-than-temporary decline in the fair value of securities held by us and approximately $642,000 in foreign currency transaction losses.

Income Tax Expense

     Income tax expense decreased to $80,000 in Fiscal 2002 from $8.7 million in Fiscal 2001 primarily due to decreased income in Fiscal 2002. Our effective tax rate was 100% in Fiscal 2002 versus 34% in Fiscal 2001. The change in our effective tax rate was due to the effect of tax benefits on domestic losses being provided at higher tax rates than tax provisions applied to offshore income.

Minority Interest

     Minority interest increased 2.9% to $1.3 million in Fiscal 2002 from $1.2 million in Fiscal 2001, primarily due to increased profitability of our joint venture in Mexico and our domestic joint venture with Pac Sun, Van Pac LLC, mostly offset by the decreased profitability of our joint ventures in Brazil and Argentina.

Loss from Discontinued Operations, Net of Tax

     As discussed more fully above under the caption “Fiscal 2003 Overview,” in Fiscal 2003 we made the decision to substantially exit the skatepark business. Discontinued operations include the net results of operations for those skateparks that have been closed by May 31, 2003. All prior period results of operations have been recast to reflect the impact of discontinued operations. As of May 31, 2003, discontinued operations included the results of the Bakersfield skatepark, which was the only skatepark that had been closed as of that date. Losses from discontinued operations increased to $1.3 million in Fiscal 2002 from $162,000 in Fiscal 2001 primarily as a result of impairment charges recorded in relation to this skatepark in Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     We have historically financed our operations with a combination of cash flows from operations, borrowings under a credit facility and the sale of equity securities. In May 2001, we completed an underwritten public offering of our common stock. In connection with the offering, 2,800,000 shares of our common stock were sold for net proceeds of $60.1 million. In June 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. Most of the proceeds of such offering were used to open retail stores and skateparks and for general corporate purposes. Certain of the proceeds were used to repay debt that was outstanding at the time of the offering.

     At May 31, 2003, we had $106.1 million in working capital and $52.8 million in cash and cash equivalents. This compares to working capital of $121.9 million, cash and cash equivalents of $28.4 million and short-term marketable debt securities of $27.5 million at May 31, 2002. Our working capital declined in 2003 due primarily to lease termination costs incurred in connection with our decision to substantially exit the skatepark business, as discussed under the caption “Fiscal 2003 Overview,” and a decrease in our deferred tax assets as a result of valuation allowances provided against certain of our domestic deferred tax assets. See Note 5 to the Consolidated Financial Statements. Our combined cash and investment balances declined by approximately $3.1 million largely due to the timing of inventory purchases in preparation for the 2003 back-to-school season.

     Accounts receivable decreased $2.4 million to $25.6 million during 2003 primarily as a result of decreased wholesale sales in the U.S.

     Inventory levels increased from $48.8 million at May 31, 2002 to $64.0 million at May 31, 2003 as a result of increased levels of in-transit inventory at year-end as well as increased inventory levels at our retail stores.

     During Fiscal 2003 operating activities provided $8.3 million in cash. Although we had a net loss of $30.0 million in 2003, this loss included non-cash items aggregating $31.5 million resulting from depreciation and amortization, asset impairment charges and goodwill impairment charges. In addition to the impact of these non-cash items, our Fiscal 2003 operating activities also reflected decreases in accounts receivable and prepaid expenses and increases in inventories, net deferred taxes, accounts payable, accrued liabilities and income taxes payable. Additionally, at May 31, 2003, we had lease termination liabilities of $9.9 million as a result of lease terminations and modifications we negotiated during the fourth quarter of Fiscal 2003 in our efforts to reduce the number of skateparks that we operate. In Fiscal 2002, operating activities provided cash in the amount of $22.6 million, a large portion of which was the result of the net loss of $2.6 million being offset by non-cash charges aggregating $13.2 million. Other significant components of Fiscal 2002 cash from operations were a decrease in accounts receivable of $10.1 million, a decrease in inventories of $4.0 million and a decrease in taxes payable of $4.4 million.

     Investing activities provided cash of $15.3 million in Fiscal 2003, primarily as a result of net sales and maturities of marketable debt securities of $27.5 million, offset by $9.9 million of capital expenditures and $2.5 million paid primarily in connection with the purchase of our sales agent for France in June 2002. In Fiscal 2002 investing activities used cash of $61.8 million, due mainly to net purchases of marketable debt securities of $27.5 million, capital expenditures of $20.2 million and $14.5 million in cash outflows related to our acquisitions of Pro-tec and a majority interest in the VANS Warped Tour. Capital expenditures were higher in Fiscal 2002 than in Fiscal 2003 as a result of new retail store and skatepark openings as well as additional expenditures required to integrate the acquisition of Pro-tec.

     Cash used in financing activities was $4.4 million in Fiscal 2003, which was primarily related to a net outflow of $2.3 million paid to repurchase shares of common stock, $1.4 million in dividends paid to the minority shareholder of one of our subsidiaries and $669,000 in net repayments on long-term debt. In Fiscal 2002, cash provided by financing activities was $8.7 million, which was the result of $9.1 million received in connection with the net sale of shares of common stock, primarily the over-allotments described above, and net proceeds from long-term debt of $844,000, offset by $1.3 million in dividends paid to the minority shareholder of one of our subsidiaries.

     The following table presents our contractual payment obligations and commitments as of May 31, 2003:

	PAYMENT OBLIGATIONS BY FISCAL YEAR (IN THOUSANDS)

	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

Operating Leases	$13,910	$12,687	$11,823	$11,448	$9,663	$24,137	$83,668
Long-term debt	121	2,137	5	5	5	250	2,523
Athlete license agreements	1,937	824	308	133	—	—	3,202

Total	$15,968	$15,648	$12,136	$11,586	$9,668	$24,387	$89,393

     At May 31, 2003, we had firm commitments to purchase inventory in the amount of $41.3 million during the first two quarters of fiscal 2004. These commitments included contingent liabilities under open letters of credit with foreign suppliers aggregating $17.4 million.

Borrowings

     Through March 2003, we maintained an unsecured revolving credit facility pursuant to a credit agreement with several lenders in an amount not to exceed $45.0 million. The credit agreement permitted us to draw upon the credit facility for general corporate purposes, capital expenditures, acquisitions and stock repurchases and would have expired on April 30, 2004. We had the option to pay interest on revolving credit facility advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. In March 2003, we terminated this credit agreement because we only utilized it for the issuance of letters of credit. At the time of termination there were no amounts outstanding under the revolving credit facility.

     We have replaced the credit facility with a $20.0 million credit facility which enables us to obtain advances for the issuance of commercial letters of credit and standby letters of credit. Outstanding letters of credit are secured by our cash balances. The new facility will mature on May 1, 2004. As of May 31, 2003, $17.4 million in open commercial letters of credit were outstanding under this facility.

     Vans Latinoamericana maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At May 31, 2003, the aggregate outstanding balance under the note was approximately $2.1 million.

Share Repurchase Program

     On September 21, 2001, we adopted a 1.0 million share repurchase program. Through August 14, 2003, we have repurchased 555,700 shares under the program for an aggregate of $3.3 million.

Capital Expenditures

     Our future material commitments for capital expenditures are primarily related to the opening and remodeling of retail stores, including a planned opening of a store on Carnaby Street in London in the second quarter of Fiscal 2004. In addition to this new store and a new outlet store, we plan to remodel/re-size 15 existing stores and relocate two existing stores during Fiscal 2004. We estimate the aggregate cost of these openings, remodels and relocations to be approximately $3.9 million.

Capital Resources

     Our liquid asset position consists of cash and cash equivalents of $52.8 million at May 31, 2003. This compares to cash and cash equivalents of $28.4 million and marketable debt securities of $27.5 million at May 31, 2002. We believe our capital resources will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.*

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective June 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. With the implementation of SFAS 144, the presentation of our skatepark operations differs from the presentation that we would have presented under Accounting Principles Bulletin Opinion (“APB”) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). SFAS 144 broadens the presentation of discontinued operations to include components of a business in addition to segments of a business. Additionally, under SFAS 144, the results of operations of a segment or component of a business must be included within the results of continuing operations until the period in which the component has either been disposed of or is classified as held for sale, at which time the current and all prior statements of operations shall present the results of operations of the component in discontinued operations. As a result of the implementation of SFAS 144, and as further

*	Note: This is a forward-looking statement. Our actual cash requirements could differ materially. Important factors that could cause our need for additional capital to change include: (i) the aggregate amount of cash we spend in connection with terminations and/or restructuring of leases for our skateparks; (ii) our rate of growth; (iii) the number of new stores we decide to open and the number of store remodels we undertake; (iv) the amount of stock we repurchase under our repurchase program; (v) our ability to effectively manage our inventory levels; (vi) timing differences in payment for our foreign-sourced product; (vii) slowing in the U.S., California or global economies which could materially impact our business; and (viii) the ability to repatriate cash held in our European subsidiaries to the United States without paying a significant amount of U.S. taxes thereon.

discussed in Note 10 to the consolidated financial statements, our consolidated results of operations present as discontinued operations the results of operations for skateparks that have been closed prior to the end of the periods presented.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As a result of the implementation of SFAS 146, the accounting for amounts recorded in connection with our decision to substantially exit the skatepark business was materially impacted. Under the guidance of EITF 94-3, we would have recorded as an expense during the year ended May 31, 2003 (the period in which management committed to an exit plan for the skateparks), an estimate of certain costs that would be directly incurred in connection with skatepark closures. The most significant element of these costs is lease termination charges. With the implementation of SFAS 146, costs associated with exit activities are to be recorded in the period in which they are incurred. In the case of lease termination costs, this is the period in which we enter into an agreement with the landlord. Accordingly, our future consolidated results of operations will include lease termination charges in the periods in which we enter into an agreement. Additionally, other direct costs associated with closing skateparks will be expensed in future periods as they are incurred.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no material financial impact on our consolidated financial statements. We have provided the additional disclosures required by SFAS 148 for the year ended May 31, 2003.

     In January 2003, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on our consolidated financial statements.

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

SEASONALITY

     The following table contains unaudited selected consolidated quarterly financial data for the eight quarters ended May 31, 2003 and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED CONSOLIDATED QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	MAY 31,	MARCH 1,	NOVEMBER 30,	AUGUST 31,	MAY 31,	MARCH 2,	DECEMBER 1,	SEPTEMBER 1,
	2003(a)	2003(b)	2002	2002	2002(c)	2002	2001	2001

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$63,306	$81,950	$60,497	$124,444	$63,638	$81,927	$68,141	$117,737
Gross profit	29,857	38,963	28,957	51,981	25,923	37,576	33,113	55,095
Income (loss) from continuing operations	(22,148)	(9,104)	(3,594)	5,467	(13,756)	538	589	11,370
Income (loss) from discontinued operations, net of tax	(428)	(102)	(72)	(46)	(1,178)	(55)	(76)	(28)
Net income (loss)	(22,576)	(9,206)	(3,666)	5,421	(14,934)	483	513	11,342
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	47	48	48	42	41	46	49	47
Income (loss) from continuing operations	(35)	(11)	(6)	4	(21)	1	1	10
Income (loss) from discontinued operations, net of tax	(1)	0	0	0	(2)	0	0	0
Net income (loss)	(36)	(11)	(6)	4	(23)	1	1	10
Comparable store sales increase (decrease)	9.0%	(6.6)%	(9.3)%	(4.9)%	(7.4)%	(5.1)%	(8.9)%	4.7%

(a)	Included in income (loss) from continuing operations and net income (loss) are asset impairment charges aggregating $1,209 and $1,213, respectively; goodwill impairment charges aggregating $4,550; and lease termination costs aggregating $10,116 and $10,506, respectively.

(b)	Included in income (loss) from continuing operations and net income (loss) are asset impairment charges aggregating $15,272 and $15,338, respectively.

(c)	Included in income (loss) from continuing operations and net income (loss) are asset impairment charges aggregating $4,990 and $6,579, respectively

     Our business is seasonal, with the largest percentage of U.S. sales and earnings realized in the first fiscal quarter (June through August), the “back to school” selling months.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to our cash and cash equivalents. At May 31, 2003, we held $52.8 million in cash and cash equivalents. Cash equivalents consist of highly liquid investments in federal treasury securities, commercial paper and money market time deposits with original maturities of three months or less. Due to the relatively short-term nature of our cash equivalents, cost approximates fair value. We do not use derivative or other financial instruments to hedge interest rate risks. A 1% decline in the annual yield on cash and cash equivalents would decrease our interest income by approximately $528,000.

Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe, Mexico and Japan.

     In Fiscal 2002, we were subjected to foreign currency risk in South America through our involvement in joint venture operations in Brazil, Argentina and Uruguay. Our South America business was negatively impacted by weaknesses in South American economies, particularly Argentina. In July 2002, we made the decision to close our joint venture operations in our South America, and as of July 1, 2002, the entities for these joint venture operations are no longer consolidated in our balance sheet. At May 31, 2003, our remaining exposure to foreign currency risk in South America consists of net trade receivables of $600,000 from these joint ventures. Our ability to collect these amounts is also subject to our ability to successfully liquidate our assets in South America.

     Our primary foreign exchange risk arises from purchases of inventory in U.S. dollars by our European subsidiaries, whose functional currencies are the euro and British sterling. To hedge this risk, we utilize forward foreign exchange contracts and /or foreign currency options with durations of generally from three to twelve months. We generally hedge a substantial portion of our projected exposure from inventory purchases for the coming 6 to 12 months. As of May 31, 2003, we had $11.9 million outstanding in foreign exchange forward contracts to hedge the euro against the U.S. dollar, at an average contract rate of $1.10 per euro. Net unrealized losses on foreign exchange contracts at May 31, 2003 aggregated $918,000, all of which is included in accumulated other comprehensive income and is expected to be reclassified into earnings within the next ten months as the inventory related to the foreign exchange contracts is sold. During the period from June 1, 2003 through August 14, 2003, we entered into additional forward contracts aggregating $9.4 million to hedge the U.S. dollar against the euro, at an average contract rate of $1.14 per euro. These additional contracts are to hedge a portion of projected inventory purchases that will occur during the remainder of Fiscal 2004 and the first quarter of Fiscal 2005.

     In addition to hedging inventory purchases, we may also hedge other foreign currency cash flow and balance sheet exposures as they are identified. We do not hold or issue derivative instruments for trading purposes.

     Our financial performance can be affected by fluctuations in the value of the euro and British sterling when translating the financial statements of our European subsidiaries into U.S. dollars.

     Revenues from euro-sourced and sterling-sourced operations aggregated $53.1 million and $23.7 million, respectively, in Fiscal 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VANS, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2003 AND 2002
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$52,844	$28,447
Marketable debt securities	—	27,544
Accounts receivable, net of allowance for doubtful accounts of $2,297 and $3,318 at May 31, 2003 and 2002, respectively	25,596	28,024
Inventories	63,955	48,835
Deferred income taxes	3,055	9,260
Prepaid expenses and other	11,617	14,957

Total current assets	157,067	157,067
Property, plant and equipment, net	25,120	41,127
Trademarks and patents, net of accumulated amortization of $1,378, and $643 at May 31, 2003 and May 31, 2002, respectively	15,533	15,926
Goodwill	31,702	33,752
Other assets	8,362	8,855

Total Assets	$237,784	$256,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	24,484	22,029
Lease termination liabilities	9,881	—
Accrued liabilities	13,307	10,197
Income taxes payable	3,296	2,946

Total current liabilities	50,968	35,172
Commitments and contingencies
Deferred income taxes	2,383	10,480
Long-term debt	2,523	3,192
Total liabilities	55,874	48,844

Minority interest	1,735	3,576
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized (1,500,000 shares designated as Series A Junior Participating Preferred Stock), none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 17,825,637 and 18,301,834 shares issued and outstanding at May 31, 2003 and 2002, respectively	18	18
Additional paid-in capital	187,299	189,462
Retained earnings (deficit)	(12,856)	17,171
Accumulated other comprehensive income (loss)	5,714	(2,344)

Total stockholders’ equity	180,175	204,307

Total liabilities and stockholders' equity	$237,784	$256,727

See accompanying notes to consolidated financial statements.

VANS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE-YEAR PERIOD ENDED MAY 31, 2003
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2002	2001

Retail sales	$114,170	$109,980	$102,285
National sales	115,216	124,163	139,644
International sales	100,811	97,300	98,221

Net sales	330,197	331,443	340,150
Cost of sales	180,439	179,736	192,538

Gross profit	149,758	151,707	147,612
Operating expenses:
Retail	68,147	60,549	45,854
Marketing, advertising and promotion	27,849	34,206	24,935
Selling, distribution and administrative	54,508	51,682	48,323
Asset impairment charges	16,481	4,990	—
Goodwill impairment charges	4,550	—	—
Lease termination costs	10,116	—	—
Amortization of intangible assets	734	266	1,665

Total operating expenses	182,385	151,693	120,777

Income (loss) from operations	(32,627)	14	26,835
Interest (income) expense, net	(690)	(1,126)	2,573
Other (income) expense, net	712	1,060	(1,242)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change	(32,649)	80	25,504
Income tax (benefit) expense	(3,945)	80	8,688
Minority interest	675	1,259	1,223

Income (loss) from continuing operations before cumulative effect of accounting change	(29,379)	(1,259)	15,593
Income (loss) from discontinued operations, net of income tax benefit of $118 in 2003, $653 in 2002 and $108 in 2001	(648)	(1,337)	(162)

Income (loss) before cumulative effect of accounting change	(30,027)	(2,596)	15,431
Cumulative effect of accounting change, net of tax benefit of $227	—	—	(441)

Net income (loss)	$(30,027)	$(2,596)	$14,990

Per share information:
Basic:
Income (loss) from continuing operations	$(1.64)	$(0.07)	$1.10
Income (loss) from discontinued operations	(0.03)	(0.08)	(0.01)
Cumulative effect of accounting change	—	—	(0.03)

Net income (loss)	$(1.67)	$(0.15)	$1.06

Weighted average common shares outstanding	17,964	17,764	14,165
Diluted:
Income (loss) from continuing operations	$(1.64)	$(0.07)	$1.03
Income (loss) from discontinued operations	(0.03)	(0.08)	(0.01)
Cumulative effect of accounting change	—	—	(0.03)

Net income (loss)	$(1.67)	$(0.15)	$0.99

Weighted average common shares outstanding	17,964	17,764	15,196

See accompanying notes to consolidated financial statements.

VANS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
THREE-YEAR PERIOD ENDED MAY 31, 2003
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				RETAINED	ACCUMULATED
	COMMON STOCK		ADDITIONAL	EARNINGS	OTHER	TOTAL	TOTAL
			PAID-IN	(ACCUM.	COMPREHENSIVE	STOCKHOLDERS’	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT)	INCOME (LOSS)	EQUITY	INCOME (LOSS)

BALANCE AT MAY 31, 2000	13,761,839	$14	$104,475	$4,777	$(949)	$108,317

Foreign currency translation adjustment	—	—	—	—	94	94	94
Net change in unrealized loss on securities	—	—	—	—	314	314	314
Net income	—	—	—	14,990	—	14,990	14,990

Comprehensive income for the year ended May 31, 2001	—	—	—	—	—	—	15,398

Issuance of common stock for cash, net of offering costs of $4,684	3,301,558	3	63,750	—	—	63,753
Issuance of common stock for acquisition	158,752	—	2,569	—	—	2,569
Vesting of restricted common stock	34,000	—	441	—	—	441

BALANCE AT MAY 31, 2001	17,256,149	17	171,235	19,767	(541)	190,478

Foreign currency translation adjustment	—	—	—	—	(1,536)	(1,536)	(1,536)
Derivatives qualifying as hedges:
Net derivative losses, net of tax benefit of $148	—	—	—	—	(344)	(344)	(344)
Reclassifications to income	—	—	—	—	77	77	77
Net loss	—	—	—	(2,596)	—	(2,596)	(2,596)

Comprehensive loss for the year ended May 31, 2002	—	—	—	—	—	—	(4,399)

Issuance of common stock for cash	490,103	—	9,746	—	—	9,746
Issuance of common stock for acquisition	589,157	1	7,258	—	—	7,259
Vesting of restricted common stock	21,425	—	279	—	—	279
Repurchase of common stock	(55,000)	—	(601)	—	—	(601)
Tax benefit from stock plans	—	—	1,545	—	—	1,545

BALANCE AT MAY 31, 2002	18,301,834	$18	$189,462	$17,171	$(2,344)	$204,307

Foreign currency translation adjustment	—	—	—	—	8,433	8,433	8,433
Derivatives qualifying as hedges:
Net derivative losses, net of tax benefit of $647	—	—	—	—	(1,510)	(1,510)	(1,510)
Reclassifications to income	—	—	—	—	1,135	1,135	1,135
Net loss	—	—	—	(30,027)	—	(30,027)	(30,027)

Comprehensive income for the year ended May 31, 2003	—	—	—	—	—	—	(21,969)

Exercise of stock options, net	3,087	—	17	—	—	17
Vesting of restricted common stock	21,416	—	278	—	—	278
Repurchase of common stock	(500,700)	—	(2,635)	—	—	(2,635)
Tax benefit from stock plans	—	—	177	—	—	177

BALANCE AT MAY 31, 2003	17,825,637	$18	$187,299	$(12,856)	$5,714	$180,175

See accompanying notes to consolidated financial statements.

VANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED MAY 31, 2003
(AMOUNTS IN THOUSANDS)

	YEARS ENDED MAY 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,027)	$(2,596)	$14,990
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,430	8,180	7,691
Asset impairment charges	16,481	4,990	—
Goodwill impairment charges	4,550	—	—
Net (gain) loss on sale of equipment	(8)	89	(986)
Net (gain) loss on sale of investment	—	775	(615)
Loss on marketable securities	—	—	1,075
Tax benefit from stock plans	177	1,545	—
Minority share of income	675	1,259	1,223
Provision for losses on accounts receivable	1,018	2,561	525
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,843	9,146	(3,744)
Inventories	(13,430)	5,221	(2,374)
Deferred income taxes	(1,892)	(3,359)	99
Prepaid expenses	3,340	(122)	(2,640)
Other assets	(420)	(1,394)	(1,482)
Accounts payable	2,455	524	(11,444)
Accrued liabilities	2,829	(599)	2,050
Lease termination costs	9,881	—	—
Income taxes payable	350	(4,816)	2,189

Net cash provided by continuing operations	8,252	21,404	6,557
Net cash provided by discontinued operations	70	1,160	104

Net cash provided by operating activities	8,322	22,564	6,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,930)	(20,239)	(15,692)
Investment in other companies	(2,514)	(14,476)	(1,143)
Purchases of marketable debt securities	(1,006)	(48,747)	—
Maturities of marketable debt securities	3,514	4,342	—
Sales of marketable debt securities	25,036	16,861	—
Proceeds from sale of property, plant and equipment	18	6	999
Proceeds from sale of investments	169	459	300

Net cash provided by (used in) investing activities	15,287	(61,794)	(15,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	—	—	(15)
Proceeds (payments) from long term debt	(669)	844	(9,783)
Consolidated subsidiary dividends paid to minority shareholders	(1,431)	(1,283)	(759)
Proceeds from issuance of common stock, net	296	9,747	64,194
Payment for repurchase of common stock	(2,636)	(601)	—

Net cash provided by (used in) financing activities	(4,440)	8,707	53,637
Effect of exchange rates on cash	5,228	(778)	(530)

Net increase (decrease) in cash and cash equivalents	24,397	(31,301)	44,232
Cash and cash equivalents, beginning of year	28,447	59,748	15,516

Cash and cash equivalents, end of year	$52,844	$28,447	$59,748

SUPPLEMENTAL CASH FLOW INFORMATION — amounts paid for:
Interest	$374	$169	$2,635
Income taxes paid (refund)	$(2,342)	$5,321	$6,216
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Supplemental Disclosures:
Increase in investment in consolidated subsidiary:
Fair value of tangible assets acquired	$—	$—	$478
Stock issued	$—	$—	$2,569
Stock received from sale of investments	$—	$—	$651
Business acquisition:
Stock issued	$—	$7,258	$—
Note payable issued	$—	$100	$—
Note received from sale of property	$—	$—	$5,300

See accompanying notes to consolidated financial statements.

VANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003, 2002 AND 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     Vans is a leading branded lifestyle company for the youth market. We reach our 10 to 24 year-old target consumers through the sponsorship of Core Sports, such as skateboarding, snowboarding, surfing and wakeboarding, and through major entertainment events and venues, such as the VANS Triple Crown Series, the VANS Warped Tour, the VANS World Amateur Skateboarding Championships, large-scale VANS skateparks, and the VANS High Cascade Snowboard Camp, located on Mt. Hood. We operate retail stores in the U.S. and Europe, and design, market and distribute active-casual footwear, clothing and accessories, performance footwear for Core Sports, snowboard boots, strap snowboard boot bindings under our AGENCY brand, step-in snowboard boot bindings under our SWITCH brand, and outerwear worldwide. We also offer the PRO-TEC line of protective helmets and pads through our subsidiary, Pro-tec, Inc (“Pro-tec”).

Basis of Presentation

     The consolidated financial statements include the accounts of Vans and its subsidiaries. All consolidated subsidiaries are wholly owned except for the VANS Warped Tour, Van Pac LLC and Vans Latinoamericana Mexico which are 70%, 51% and 50% owned, respectively. All significant intercompany accounts and transactions have been eliminated.

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

     As discussed further in Note 10, in the fourth quarter of 2003 we made the decision to substantially exit the skatepark business. The results of operations for skateparks that have ceased operations are presented as discontinued operations in the accompanying financial statements.

Use of Estimates

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We regularly evaluate the estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and intangible asset valuations, long-lived asset valuations, deferred income tax valuation allowances, litigation and other contingencies. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Revenue Recognition

     Retail sales consist solely of sales through our U.S. retail stores and skatepark sessions and concessions. National sales include all U.S. sales except sales through our U.S. retail stores. International sales include all foreign sales as well as sales through our seven European stores.

     Retail revenue is recognized at the point of sale. Wholesale revenue is recognized when title passes and the rewards of ownership have transferred to the customer. Title generally passes upon the delivery of product to the customer or the customer’s agent. Royalty revenue is recognized as it is earned, based on the terms of the underlying royalty agreement. Skatepark, event and other revenues are recognized when the related goods or services have been delivered to the customer and we are substantially free from future obligation, provided that the fundamental criteria for revenue recognition have been met. Concurrent with the recording of revenues, provision is made for estimated returns and allowances.

     We adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, in the fourth quarter of Fiscal 2001 with an effective date of June 1, 2000. Prior to the adoption of SAB 101, wholesale revenue was recognized upon shipment. The implementation of SAB 101 resulted in a cumulative effect adjustment of $441,000, related to revenue of $2.4 million, in the consolidated financial statements for the year ended May 31, 2001.

Concentration of Credit Risk

     Our accounts receivable are derived from revenues earned from customers located throughout North America, South America, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral or other security from our customers. Reserves are maintained for potential credit losses, and such losses have historically been within management’s expectations.

     We invest our excess cash in deposits with major banks and in U.S. Treasury and U.S. Agency obligations.

Fair Value of Financial Instruments

     Our financial instruments consist principally of cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and long-term borrowings. We believe that the recorded values of cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these financial instruments and that the recorded values of long-term borrowings approximate fair value because the related interest rates approximate market rates for such borrowings. Derivative financial instruments are adjusted to fair value at the end of each accounting period as described below under Accounting for Derivatives and Hedging Activities.

Cash Equivalents

     Cash and cash equivalents consist of cash and short-term investments with original maturities of ninety days or less.

Marketable Debt Securities

     During the years ended May 31, 2003 and 2002, we invested a portion of our available cash in investment grade federal agency notes, corporate bonds and asset backed debt securities with remaining maturities of three months to two years. These marketable debt securities were classified as available for sale as we expected to liquidate these securities to meet short-term cash flow requirements and did not have the intent to hold to maturity. No marketable debt securities with maturities in excess of ninety days were owned by the Company at May 31, 2003.

Inventories

     Inventories are substantially comprised of finished goods and are valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method. We provide inventory allowances based on estimates of excess and obsolete inventories. Property, Plant and Equipment

     Property, plant and equipment are stated at cost, less depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

YEARS

Buildings	31.5-39
Machinery and equipment	5-10
Store fixtures and equipment	5-7
Automobiles and trucks	5-7
Computer, office furniture and equipment	3-7

     Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Goodwill and Intangible Assets

     In acquisitions accounted for using the purchase method of accounting, goodwill represents the excess of the aggregate consideration paid over the fair value of tangible and intangible assets acquired.

     Effective June 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS 142”), which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to impairment tests annually and when impairment indicators arise. Other intangible assets continue to be amortized over their estimated useful lives. In conjunction with the adoption of SFAS 142, we completed an initial impairment review of goodwill and intangible assets determined to have indefinite lives as of June 1, 2001, and found no impairment. We perform our annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the year ended May 31, 2001 (in thousands, except per share amounts):

Net income	$14,990
Add back: goodwill amortization	1,514

Pro forma net income	$16,504
Per share information:
Basic
Net income	$1.06
Goodwill amortization	0.11

Pro forma net income	$1.17

Diluted
Net income	$0.99
Goodwill amortization	0.10

Pro forma net income	$1.09

Impairment of Goodwill and Long-Lived Assets

     In accordance with SFAS 142, we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. We generally determine the fair value of our reporting units using a weighted average of the income approach and the market approach. If the carrying amount of our reporting units exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill.

     We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Reviews are performed to determine whether the carrying value of assets is impaired, based on comparison to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows using a discount rate based upon our weighted average cost of capital adjusted for risks associated with the related operations. Impairment is based on the excess of the carrying amount over the fair value of those assets. See Note 9 for a discussion of the impairment charges we recorded in Fiscal 2002 and Fiscal 2003 to fully write-down the long-lived assets of our skateparks and certain retail stores.

Contingent Consideration

     In connection with certain of our acquisitions, if designated future performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Such additional consideration, if earned, will be paid in the form of cash or unrestricted shares of our common stock, and will be accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”) which superceded APB No. 16, Business Combinations (“APB 16”) as of July 1, 2001, and EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” Any additional consideration paid will be allocated to goodwill and will be periodically reviewed for impairment.

Income Taxes

     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. See Note 5.

Stock-Based Compensation

     We account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and have adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

     In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and the pro forma statement of operations data of the Company giving effect to valuing stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25. Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of our stock price in arriving at an option valuation.

     The per share fair value of stock options granted in connection with stock option plans has been estimated with the following weighted average assumptions:

	Year ended May 31,

	2003	2002	2001

Expected life (in years)	5	4-6	4-6
Volatility	0.75	0.54	0.54
Risk-free interest rates	2.27%	3.76% - 4.92%	4.78% - 5.82%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value	$3.32	$5.76	$6.86

     The results of applying the requirements of the disclosure-only alternative to SFAS 123 to our stock-based awards to employees would approximate the following (in thousands, except per share data):

	Year ended May 31,

	2003	2002	2001

Net income (loss) – as reported	$(30,027)	$(2,596)	$14,990
Add: Stock-based compensation expense included in net income (loss) – as reported	—	—	—
Deduct: Stock-based compensation expense determined under fair value method	(967)	(1,014)	(774)

Net income (loss) – pro forma	$(30,994)	$(3,610)	$14,216

Basic earnings (loss) per share – as reported	$(1.67)	$(0.15)	$1.06

Basic earnings (loss) per share – pro forma	$(1.73)	$(0.20)	$1.00

Diluted earnings (loss) per share – as reported	$(1.67)	$(0.15)	$0.99

Diluted earnings (loss) per share – pro forma	$(1.73)	$(0.20)	$0.94

     For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the vesting period of the underlying instruments.

     In March 2000 the FASB issued Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25” (“FIN 44”). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions therein cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not impact our consolidated financial statements.

Accounting for Derivatives and Hedging Activities

     We use derivative financial instruments to manage our exposures to foreign exchange rates. Effective June 1, 2001, we adopted SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS 133 requires that an entity recognize the fair value of all derivatives as either assets or liabilities in the balance sheet and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain identified exposures. The cumulative effect of adopting SFAS 133 was not significant.

     We are exposed to foreign currency risk primarily through our wholly-owned subsidiaries, Vans Europe BV (“VEBV”), whose functional currency is the euro, and Vans Inc. Limited (“VIL”), whose functional currency is the British sterling. Currency risk is primarily created because our subsidiaries’ purchases of inventory are priced and settled in U.S. dollars. To hedge this risk, our subsidiaries enter into cash flow hedges of forecasted inventory purchases, thereby fixing the cost of the product and the associated gross margins in their functional currency. We generally hedge a substantial portion of our projected exposure from inventory purchases for the coming six to twelve months. In addition to hedging inventory purchases, we may also hedge other foreign currency cash flow and balance sheet exposures as they are identified. All foreign currency derivatives entered into by us qualify for and are designated as foreign currency cash flow or balance sheet hedges. We do not hold or issue derivative instruments for trading purposes.

     All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as accrued liabilities. Changes in the fair value of our outstanding cash flow hedge derivatives are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period results of operations within other income/expense. In most cases amounts recorded in other comprehensive income will be released to earnings some time after the maturity of the related derivative. The consolidated statement of operations classification of hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects earnings. Hedges of recorded balance sheet positions are recorded in other income/expense currently together with the transaction gain or loss from the hedged balance sheet position.

Net Earnings (Loss) per Common Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by adjusting outstanding shares, assuming any dilutive effects of stock options.

Advertising, Start-Up and Product Design and Development Costs.

     Advertising costs, start-up costs and product design and development costs are expensed in the period incurred. Costs related to promotional activities are expensed when the promotional event occurs. From time to time, we are able to offset a portion of these promotional costs through third party sponsorships. Such third party sponsorship amounts are recorded as a reduction in marketing, advertising and promotion when the promotional event occurs.

Comprehensive Income

     We report comprehensive income in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and changes in the fair value of derivative instruments that qualify as cash flow hedges.

Reclassifications

     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS 145”), which we adopted in fiscal year 2003. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items; eliminates inconsistencies in lease modification treatment; and makes various technical corrections or clarifications of other existing authoritative pronouncements. The adoption of SFAS 145 had no financial impact to our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As a result of the implementation of SFAS 146, the accounting for amounts recorded in connection with our decision to substantially exit the skatepark business was materially impacted. Under the guidance of EITF 94-3, we would have recorded as an expense during the year ended May 31, 2003 (the period in which management committed to an exit plan for the skateparks), an estimate of certain costs that would be directly incurred in connection with skatepark closures. The most significant element of these costs is lease termination charges. With the implementation of SFAS 146, costs associated with exit activities are to be recorded in the period in which they are incurred. In the case of lease termination costs, this is the period in which we enter into an agreement with the landlord. Accordingly, our future consolidated results of operations will include lease termination charges in the periods in which we enter into an agreement. Additionally, other direct costs associated with closing skateparks will be expensed in future periods as they are incurred.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no material financial impact to our consolidated financial statements. We have provided the additional disclosures required by SFAS 148 for the year ended May 31, 2003. See Notes 1 and 8.

     In January 2003, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity which has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We will adopt the provisions of FIN 46 in the quarter ending November 29, 2003, for existing entities that are within the scope of this Interpretation. The statement also has disclosure requirements, some of which are required to be included in financial statements issued after January 31, 2003. On a preliminary basis, we do not believe FIN 46 will have an impact on the consolidated financial statements.

2.     SUPPLEMENTARY FINANCIAL INFORMATION

Property, plant and equipment

	MAY 31,

	2003	2002

	(in thousands)
Land	$326	$136
Buildings	2,268	1,210
Machinery and equipment	5,307	4,109
Store fixtures and equipment	15,085	15,072
Automobiles and trucks	1,489	881
Computers, office furniture and equipment	15,421	14,032
Leasehold improvements	19,892	33,158
Less accumulated depreciation and amortization	(34,668)	(27,471)

	$25,120	$41,127

     Depreciation expense totaled $9.7 million, $8.1 million, and $6.1 million for the years ended May 31, 2003, 2002 and 2001, respectively.

Goodwill and Identifiable Intangible Assets

	MAY 31, 2003		MAY 31, 2002

	Gross	Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)
Intangible assets subject to amortization:
Trademarks and patents	$5,140	$(938)	$4,798	$(605)
Other	886	(440)	886	(38)

Total	$6,026	$(1,378)	$5,684	$(643)

	MAY 31, 2003	MAY 31, 2002

	Carrying	Carrying
	Amount	Amount

Intangible assets not subject to amortization:
Goodwill	$31,702	$33,752
Trademarks	10,885	10,885

Total	$42,587	$44,637

     In the fourth quarter of Fiscal 2003, as a result of our annual assessment of the carrying value of goodwill, we recorded a charge of $4.6 million to fully write off the goodwill associated with our 1998 acquisition of the Switch brand. This write-down was driven by recent shifts in consumer preference to conventional snowboard boot bindings, which has negatively impacted our forecasts for our snowboard boot binding business.

     At May 31, 2003, goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.2 million associated with the acquisition of Pro-tec,; $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited), our U.K. distributor; $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour; and $2.1 million associated with the acquisition of Compagnie Sunspot SA (“Sunspot”), our sales agent for France.

     Amortization expense for intangible assets subject to amortization was $734,000, $266,000 and $151,000 for the years ended May 31, 2003, 2002 and 2001, respectively. Future estimated amortization expense for the next five years and thereafter is as follows (in thousands):

FISCAL YEAR ENDING MAY 31,:
2004	$447
2005	447
2006	447
2007	440
2008	364
Thereafter	2,503

$4,648

Other (income) expense

	YEARS ENDED MAY 31,

	2003	2002	2001

	(in thousands)
Non-footwear licensing income	$—	$(529)	$(732)
Rental income	—	—	(417)
Gain of sale of property held for lease	—	—	(1,067)
Gain on sale of VANS Warped Tour and resulting earn-out	—	(171)	(835)
Realized loss on marketable security investments	—	—	1,075
Foreign currency transaction loss	710	1,784	642
Other	2	(24)	92

	$712	$1,060	$(1,242)

     In May 2001, we sold property held for lease related to our former Orange, California manufacturing facility, which closed in 1995, for $6.3 million. The $6.3 million sales price, less: (i) book value of $5.0 million, net of $5.1 million in accumulated depreciation; and (ii) commissions, fees and expenses, resulted in a gain of $1.1 million which is included in other income for the year ended May 31, 2001. In connection with the transaction, we received $1.0 million in cash and a $5.3 million note receivable from the buyer, secured by a deed of trust on the property. The outstanding balance on this note receivable of $5.2 million is included in other assets at May 31, 2003. As discussed further in Note 13, this note was paid in full subsequent to May 31, 2003.

Computation of earnings (loss) per share

	YEARS ENDED MAY 31,

	2003	2002	2001

	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations before cumulative effect of accounting change	$(29,379)	$(1,259)	$15,593
Income (loss) from discontinued operations	(648)	(1,337)	(162)
Cumulative effect of accounting change	—	—	(441)

Net income (loss)	$(30,027)	$(2,596)	$14,990

Denominator:
Denominator for basic earnings (loss) per common share	17,964	17,764	14,165
Effect of dilutive securities:
Restricted stock	—	—	88
Stock options	—	—	943

Denominator for diluted earnings (loss) per common share	17,964	17,764	15,196

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$(1.64)	$(0.07)	$1.10
Income (loss) from discontinued operations	(0.03)	(0.08)	(0.01)
Cumulative effect of accounting change	—	—	(0.03)

Net income (loss)	$(1.67)	$(0.15)	$1.06

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$(1.64)	$(0.07)	$1.03
Income (loss) from discontinued operations	(0.03)	(0.08)	(0.01)
Cumulative effect of accounting change	—	—	(0.03)

Net income (loss)	$(1.67)	$(0.15)	$0.99

     The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been antidilutive:

	YEARS ENDED MAY 31,

	2003	2002	2001

	(In thousands)
Restricted stock awards	81	103	—
Stock options	1,970	1,623	2

Accumulated Other Comprehensive Income (Loss)

     The components of accumulated other comprehensive income (loss) for the three years ended May 31, 2003 were as follows (in thousands):

		Unrealized gain
		(loss) on
	Unrealized gain	derivatives	Cumulative	Total accumulated
	(loss) on	qualifying as	translation	other comprehensive
	securities	hedges	adjustment	income (loss)

Balance at May 31, 2000	$(314)	$—	$(635)	$(949)

Net change in unrealized loss on securities	314	—	—	314
Net change in cumulative foreign currency translation adjustment	—	—	94	94

Balance at May 31, 2001	—	—	(541)	(541)

Net derivative losses, net of tax	—	(344)	—	(344)
Reclassification of derivative losses to income	—	77	—	77
Net change in cumulative foreign currency translation adjustment	—	—	(1,536)	(1,536)

Balance at May 31, 2002	—	(267)	(2,077)	(2,344)

Net derivative losses, net of tax	—	(1,510)	—	(1,510)
Reclassification of derivative losses to income	—	1,135	—	1,135
Net change in cumulative foreign currency translation adjustment	—	—	8,433	8,433

Balance at May 31, 2003	$—	$(642)	$6,356	$5,714

     In connection with our implementation of new euro-based systems in Europe, we recalculated the cumulative foreign currency translation adjustment and recorded a charge to other comprehensive income aggregating $1.7 million during the year ended May 31, 2002, and relating to prior periods dating back to Fiscal 1999.

3.     PURCHASE ACQUISITIONS

     On June 11, 2002, we acquired 100% of the outstanding capital stock of Sunspot for cash consideration of $2.9 million. At May 31, 2003, we recorded a liability of $873,000, which is included within accrued liabilities, related to additional cash consideration to be paid as a result of the sales levels achieved by Sunspot during the year ended May 31, 2003. Of the total purchase consideration paid to date, $1.7 million was allocated to identifiable acquired assets and liabilities on the acquisition date and the remaining $2.1 million has been allocated to goodwill. In addition, we are required to pay additional cash consideration in connection with this acquisition based on the level of sales achieved by Sunspot through June 11, 2007. Although the aggregate amount of additional consideration to be paid cannot yet be determined, we currently estimate that an aggregate of $7.5 million in additional consideration may be required. Any such additional consideration will be allocated to goodwill.

     On April 15, 2002, we acquired 100% of the outstanding capital stock of Pro-tec for $14.8 million. Pro-tec manufactures and distributes PRO-TEC brand helmets, protective gear and pads for sports such as skateboarding, snowboarding and BMX riding. The consideration paid consisted of $7.5 million in cash and 589,157 shares of our common stock, valued at $7.3 million. The value of common shares issued was calculated based on the average trading price of our common stock five days before and five days after the acquisition terms were agreed to and announced. Of the total purchase consideration paid, $3.0 million was allocated to net liabilities assumed, $10.9 million was allocated to indefinite-lived identifiable intangible assets, $733,000 was allocated to identifiable intangible assets with an estimated weighted average life of three years, and the remaining $6.2 million was allocated to goodwill. In addition, the acquisition agreement provided for additional consideration to be paid to the sellers based on certain performance criteria of Pro-tec during the fiscal years ending May 31, 2003 and 2004. Through May 31, 2003, none of this additional consideration has been triggered. Based upon the formula outlined in the acquisition agreement, additional consideration of up to $1.0 million may be payable if performance criteria are met in the year ending May 31, 2004. Such additional consideration, if earned, will be paid either in cash or unrestricted shares of our common stock and will be allocated to goodwill.

     On February 15, 2002, we acquired a 70% interest in the VANS Warped Tour, a traveling lifestyle, music and sports festival that visits top young adult markets throughout North America, for cash consideration of $5.6 million. Of the consideration paid, $751,000 was allocated to identifiable intangible assets with an estimated weighted average life of ten years, and the remaining $4.9 million was allocated to goodwill.

     The results of operations for each of these acquisitions have been included in our consolidated financial statements since the respective dates of acquisition. Selected unaudited pro forma combined results of operations for the year ended May 31, 2002, assuming the acquisitions of Sunspot, Pro-tec and the VANS Warped Tour occurred on June 1, 2001, are presented below. Pro forma results for the combined operations for the year ended May 31, 2003, assuming the acquisition of Sunspot occurred on June 1, 2002, did not differ materially from actual results.

YEAR ENDED
MAY 31, 2002

(in thousands)
Net sales	$351,965
Income from continuing operations	(263)
Loss from discontinued operations	(1,337)

Net income	$(1,600)

Per share information:
Basic and diluted:
Income from continuing operations	$(0.02)
Net income (loss) per share	(0.07)

Net income (loss) per share	$(0.09)

Weighted average common shares	18,276

4.     CREDIT FACILITY AND LONG-TERM DEBT

Credit Facility

     Through March 2003, we maintained an unsecured revolving credit facility pursuant to a credit agreement with several lenders in an amount not to exceed $45.0 million. This credit agreement permitted us to draw upon the credit facility for general corporate purposes, capital expenditures, acquisitions and stock repurchases and would have expired on April 30, 2004. The revolving credit facility provided the option to pay interest on credit facility advances at a rate equal to either LIBOR plus a margin, or the base rate plus a margin. This credit agreement was terminated in March 2003 because we only utilized it for the issuance of letters of credit. At May 31, 2003 and 2002, no amounts were outstanding under this credit facility.

     We have replaced the credit facility with a $20.0 million credit facility which enables us to obtain advances for the issuance of commercial letters of credit and standby letters of credit. Outstanding letters of credit are secured by our cash balances. The new facility will mature on May 1, 2004. As of May 31, 2003, $17.4 million in open commercial letters of credit were outstanding under this facility.

Long-term Debt

     Long-term debt consists of the following:

	MAY 31,

	2003	2002

	(in thousands)
12% note payable to Tavistock	$2,127	$2,763
7.5% High Cascade note payable	296	329
Other long-term borrowings	100	100

	2,523	3,192
Less: Current portion	—	—

	$2,523	$3,192

     Our foreign owned subsidiary, Vans Latinoamericana, maintains a 12% note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loan by Tavistock is in accordance with the shareholders’ agreement requiring Tavistock to provide operating capital as needed in the form of loans to Vans Latinoamericana. The note is due and payable on December 31, 2004.

     In connection with the High Cascade Snowboard Camp, we have an outstanding note payable that bears interest at an annual rate of 7.5% and is secured by real estate owned by High Cascade Snowboard Camp. Periodic payments are required under the terms of the note agreement, with the entire balance becoming due and payable in January 2014. Prepayment of any portion of the outstanding balance on the note is prohibited by the terms of the note agreement.

5.     INCOME TAXES

     The components of earnings (loss) before income taxes, minority interest in income of consolidated subsidiaries, discontinued operations, and cumulative effect of accounting change are as follows:

	YEARS ENDED MAY 31,

	2003	2002	2001

U.S	$(44,150)	$(8,851)	$13,552
Non-U.S	11,501	8,931	11,952

Total	$(32,649)	$80	$25,504

     Income tax expense (benefit) for continuing operations consists of the following:

	YEARS ENDED MAY 31,

	2003	2002	2001

Current:
U.S. Federal	$(4,938)	$(256)	$4,840
State	—	82	1,482
Foreign	1,757	2,068	2,267

	(3,181)	1,894	8,589

Deferred:
U.S. Federal	(729)	(1,549)	77
State	(264)	(552)	22
Foreign	229	287	—

	(764)	(1,814)	99

	$(3,945)	$80	$8,688

     Total income tax expense (benefit) for continuing operations differed from amounts computed by applying the U.S. Federal statutory tax rate of 35% to earnings (loss) before income taxes, minority interest in consolidated subsidiaries, discontinued operations, and cumulative effect of accounting change as a result of the following:

	YEARS ENDED MAY 31,

	(in thousands)

	2003	2002	2001

Computed “expected” tax expense (benefit)	$(11,427)	$28	$8,926
Impairment/amortization of intangible assets	1,593	—	530
State franchise taxes, net of Federal benefit	(172)	(306)	983
Foreign tax credit	(1,141)	—	(469)
Foreign owned subsidiary bad debt	—	656	—
Other	(489)	(317)	(117)
Increase in Federal valuation allowance	8,231	—	—
Tax effect of foreign operations	(540)	19	(1,165)

	$(3,945)	$80	$8,688

     The components of net deferred taxes were as follows:

	MAY 31,

	2003	2002

	(in thousands)
Deferred tax assets:
Accounts receivable	$1,507	$1,223
Inventories	1,707	2,095
Restructuring costs	6	—
Accrued expenses	2,220	4,796
Intangibles	289	602
Unrealized loss	255	255
Impairment reserves	7,778	—
Net operating loss and tax credit carryforwards	9,109	531

	22,871	9,502
Valuation allowance	(11,102)	(242)

Total deferred tax assets	11,769	9,260

Deferred tax liabilities:
Property, plant and equipment	4,922	4,206
Intangibles	4,910	5,078
Unremitted earnings of foreign subsidiaries	1,265	1,196

Total deferred tax liabilities	11,097	10,480

Net deferred tax assets (liabilities)	$672	$(1,220)

     We have Federal and state net operating loss carryforwards in the amounts of $15.4 million and $21.6 million, respectively, which expire in fiscal 2023 and 2014, respectively. Foreign tax credit carryforwards, in the aggregate amount of $1.1 million, expire at various dates beginning in fiscal 2004.

     We have established a partial valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. Management will continue to periodically evaluate the recoverability of the deferred tax asset and recognize the tax benefit when we believe it is more likely than not that those deferred tax assets will be realized.

     Undistributed earnings of certain of our foreign subsidiaries in the cumulative amount of approximately $34.6 million are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

6.     COMMITMENTS AND CONTINGENCIES

Litigation

     Litigation involving former Officer and Consultant and Their Affiliates. On March 20, 2002, we filed a complaint in the Superior Court for the County of Los Angeles entitled Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, Catch Air Technology, et al, Case No. BC 27031. In this action, we alleged that the defendants, one of whom is a former officer of Vans, and another of whom is a former consultant of Vans, engaged in a conspiracy to obtain unauthorized payments from certain of our factories in China (the “Superior Court Action”). We also filed a separate arbitration proceeding against Messrs. Brabson and Rosendahl in which we made the same allegations.

     The arbitration was concluded in December 2002. On January 28, 2003, the arbitrator issued a final award against Scott Brabson finding that he had breached his employment agreement with Vans; breached his fiduciary duties to Vans; and committed numerous other torts against Vans. The arbitrator awarded damages of approximately $4.8 million to Vans along with interest and attorney’s fees of approximately $3.2 million. The award was subsequently confirmed by the judge in the Superior Court Action. Brabson has appealed the confirmation of the award. Subsequently, the arbitrator issued a final award against Jay Rosendahl finding that he had breached his consulting agreement with Vans and committed numerous torts against Vans. Both Brabson and Rosendahl have filed for protection under Chapter 7 of the federal bankruptcy law. No portion of the award has been recorded in our consolidated financial statements.

     In the Superior Court Action, default judgments were entered against Heidi Rosendahl and various companies controlled by the defendants in July 2003. We separately settled our case against Gordana Brabson. No amounts were paid to either party in connection with the settlement.

     Additionally, on March 1, 2002, we were sued in Superior Court for the County of Los Angeles by Cross-Fire Technology and its related entities (Cross-Fire Technology, et al vs. Vans, Inc. and Arthur I. Carver, Case No. BC 269228). The plaintiffs were controlled by certain of the individual defendants in the above lawsuit. The plaintiffs alleged that an officer of Vans made unlawful threats against certain factories that made footwear for us and the plaintiffs and slanderous statements against an affiliate of the plaintiffs. This case was dismissed with prejudice in July 2003.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, Case No. 01110315. This lawsuit was filed against Vans, two of Vans’ executive officers, and certain other individuals and entities on December 6, 2002, inconnection with the above-mentioned litigation. Mrs. Brabson alleges causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. She seeks an unspecified amount of compensatory, special and punitive damages. We brought a so-called “SLAPP” motion to dismiss this case on the grounds that it was designed to inhibit our ability to pursue our remedies in the above litigation. The court denied this motion. Discovery has been substantially concluded in this matter and it has been set for trial on September 4, 2003.

     Settlement of Dispute with Former Employee. At May 31, 2003, we accrued $750,000 in connection with the settlement of a dispute with a former employee. This amount will be paid in Fiscal 2004.

     From time to time, we are involved in legal proceedings arising in the ordinary course of business. Management does not expect that any of the legal proceedings in which we are currently involved will have a material adverse impact on our future results of operations or financial condition.

Operating Leases

     Substantially all of our retail stores and our distribution facility are leased under noncancelable operating leases having original terms in excess of one year. Certain leases are renewable and contain clauses for rent escalation. Future minimum rental payments under noncancelable operating leases are as follows at May 31, 2003:

2004	13,910
2005	12,687
2006	11,823
2007	11,448
2008	9,663
Thereafter	24,137

$83,668

     We also lease certain other equipment on a month-to-month basis. Total rent expense incurred for the years ended May 31, 2003, 2002 and 2001 under all operating leases was approximately $20.1 million, $17.6 million, and $13.1 million, respectively.

     During the year ended May 31, 2003, we paid $300,000 in cash consideration to purchase the retail store that we previously rented from The Group, a California general partnership of which an immediate family member to two of our executive officers is a partner. Included in rent expense for each of the years ended May 31, 2003, 2002 and 2001 was $9,000, $36,000 and $36,000, respectively, that was paid to rent this retail store from The Group. We also incurred rent expense of $18,000 for the years ended May 31, 2002 and 2001 for the lease of two retail stores owned by the individual referred to above.

Derivatives

     At May 31, 2003, we had foreign currency forward contracts outstanding to purchase U.S. dollars using euros with an aggregate notional value of $11.9 million in connection with forecasted inventory purchases. The average contract rate for these contracts was $1.10 per euro. Net unrealized losses on foreign exchange contracts at May 31, 2003 aggregated $918,000, all of which was included in accumulated other comprehensive income and is expected to be reclassified into earnings within the next ten months as the inventory related to these foreign exchange contracts is sold. Actual amounts ultimately reclassified to earnings are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature.

     For the years ended May 31, 2003, 2002 and 2001 we recorded insignificant amounts to other expense representing the total ineffectiveness of all derivatives.

     The fair values of derivatives in a loss position and recorded in accrued liabilities and the related deferred income taxes were $795,000 and $275,000, respectively, at May 31, 2003 and $614,000 and $114,000, respectively, at May 31, 2002.

Inventory Purchase Commitments

     At May 31, 2003, we had firm commitments to purchase inventory in the amount of $41.3 million during the first two quarters of Fiscal 2004. Those commitments included contingent liabilities under open letters of credit with foreign suppliers aggregating $17.4 million.

Deferred Compensation

     We have established a deferred compensation plan for the benefit of Walter E. Schoenfeld, our Chairman and former Chief Executive Officer, and his spouse. Under the plan, we established a trust that will hold and disperse assets pursuant to the terms of the plan. For a period of five years, we deposited $200,000 per year with the trustee of the trust. The trust funds are invested by the trustee in accordance with instructions given by us. Under the trust agreement, as amended, Mr. Schoenfeld had the irrevocable option to receive four equal lump sum payments equal in total to the trust balance as of January 31, 2001, or commencing in 2001 the trustee would pay Mr. Schoenfeld $100,000 per year from the trust funds for the remainder of Mr. Schoenfeld’s life which would then be paid to his spouse, if she survives him. Effective December 15, 2000, Mr. Schoenfeld elected to receive the four equal lump sum payments. These payments will be made on February 15, 2005, May 15, 2005, August 15, 2005 and November 15, 2005. During the years ended May 31, 2003, 2002 and 2001, $153,000, $165,000 and $217,000, respectively, was recorded as compensation expense in connection with this plan. At May 31, 2003 and 2002 the balance in deferred compensation account was $1.4 million and $1.2 million, respectively.

     We have established a split dollar life insurance plan for Gary H. Schoenfeld, our President and Chief Executive Officer. A split dollar plan is a non-qualified employee benefit plan in which the company and the employee agree to share the costs and benefits of a whole life insurance policy. We pay all premiums due and are the owner of the plan. During the years ended May 31, 2003, 2002 and 2001, $124,000 was recorded as compensation expense in connection with this split dollar plan. At May 31, 2003 and 2002, $434,000 and $310,000, respectively, are reflected as a liability balance in the accompanying balance sheets.

License Agreements

     We have commitments to pay minimum guaranteed royalties under license agreements for certain athletes aggregating approximately $3.2 million at May 31, 2003. These agreements range from 1-4 years in duration and are payable through Fiscal 2007. Approximately $1.5 million, $1.5 million and $1.3 million were paid under such license agreements during the years ended May 31, 2003, 2002 and 2001, respectively.

7. STOCKHOLDERS’ EQUITY

Public Stock Offering

     On May 30, 2001, we completed an underwritten public offering of common stock (the “Offering”). In connection with the Offering, 2,800,000 shares of our common stock were sold for net proceeds of $60.1 million. On June 7, 2001, an additional 420,000 shares were sold for net proceeds of $9.2 million to cover over-allotments. We used the net proceeds from the Offering to (i) repay $3.0 million outstanding under an unsecured revolving line of credit; (ii) repay $13.6 million outstanding under an unsecured term loan; and (iii) increase working capital to open retail stores and skateparks and for general corporate purposes.

Restricted Stock

     During the year ended May 31, 2001, the Board of Directors granted our chief executive officer a restricted stock award representing 150,000 shares of common stock. These shares vest and the restrictions terminate evenly over seven years beginning at the date of grant. This vesting may be accelerated based on certain performance criteria as defined in the restricted stock award. As of May 31, 2003, stock awards representing 73,159 shares remained restricted.

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

     The Rights dividend was payable on March 8, 1994 to the holders of record of shares of our common stock on that date. Each Right entitles the registered holder to purchase from us 1/100th of a share of our Series A Junior Participating Preferred Stock, (the “Series A Preferred Stock”), at a price of $65.00 per 1/100th of a share, subject to adjustment.

     The Rights become exercisable (i) the 10th business day following the date of a public announcement that a person or a group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the outstanding shares of common stock, or (ii) the 10th business day following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the person or group making the offer becoming an Acquiring Person (the earlier of the dates described in clauses (i) and (ii) being called the “Distribution Date”).

     The Rights are not exercisable until the Distribution Date. The Rights will expire on February 22, 2007 (the “Scheduled Expiration Date”), unless prior thereto the Distribution Date occurs, or unless the Scheduled Expiration Date is extended.

     Each share of Series A Preferred Stock purchasable upon exercise of the Rights will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event our assets are liquidated, the holders of the shares of Series A Preferred Stock will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The Rights Plan was first ratified and approved by our stockholders at the 1994 annual meeting of stockholders and was re-ratified and re-approved by the stockholders at the 1997 and 2000 annual meeting of stockholders. The Plan is scheduled for re-consideration by the stockholders at the 2003 annual meeting of stockholders.

8. EMPLOYEE BENEFIT PLANS

Stock Option Plans

     We have in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, consultants and board members.

     The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options generally have a term of 10 years and vest and become exercisable, generally over a five-year period.

     In July 1997, we adopted the Vanstastic Employee Stock Option Plan (the “Vanstastic Plan”). Options granted under the Vanstastic Plan may be either incentive stock options or non-statutory options. We may grant all full-time employees, and part-time employees working more than 1,400 hours per fiscal year, stock options annually based on a formula. A total of 400,000 shares are available under the Vanstastic Plan, which expires in July 2007. Stock options granted under the plan have a maximum term of ten years and vest over a five year period. The exercise price for each option is equivalent to no less than the fair market value of our common stock on the date the option was granted.

     In August 2000, we adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”) to replace the soon-to-expire 1991 Long-Term Incentive Plan. Under the 2000 Plan, incentive stock options, non-qualified stock options and restricted stock awards may be granted to key employees and non-qualified options may be granted to directors and non-employees. A total of 1,750,000 shares have been reserved for issuance under the Plan. Stock options granted under the Plan have a maximum term of ten years and typically vest over a five-year period. The vesting period may be accelerated for certain options upon certain events. The exercise price for each incentive stock option is equivalent to no less than the fair market value of our common stock on the date the option was granted.

Combined Option Plan Activity

     A summary of all activity under the stock option plans is as follows for the years ended May 31, 2003, 2002 and 2001:

	OPTIONS OUTSTANDING

		WEIGHTED AVERAGE
	NUMBER OF OPTIONS	EXERCISE PRICE

Balance at May 31, 2000	1,588,000	$8.14
Options granted	812,831	13.64
Options forfeited	(107,000)	10.30
Options exercised	(526,000)	14.38

Balance at May 31, 2001	1,767,831	8.14
Options granted	204,500	13.15
Options forfeited	(278,774)	12.23
Options exercised	(70,259)	8.30

Balance at May 31, 2002	1,623,298	10.99
Options granted	826,900	5.34
Options forfeited	(476,824)	9.57
Options exercised	(3,087)	6.22

Balance at May 31, 2003	1,970,287	8.96

Options exercisable at May 31,
2001	691,162	8.25

2002	918,050	10.94

2003	960,620	10.20

     The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of May 31, 2003 were as follows:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

			OPTIONS	WEIGHTED AVG.		OPTIONS
RANGE OF EXERCISE			OUTSTANDING AT	REMAINING	WEIGHTED AVG.	EXERCISABLE AT	WEIGHTED AVG.
PRICES			MAY 31, 2003	CONTRACTUAL LIFE	EXERCISE PRICE	MAY 31, 2003	EXERCISE PRICE

$3.60	to	$5.50	711,575	9.08	$5.29	15,000	$4.79
$5.75	to	$9.76	603,557	4.61	$8.03	559,335	$8.08
$10.25	to	$13.00	429,821	7.16	$12.30	263,976	$12.08
$13.81	to	$23.15	225,334	7.83	$16.70	122,309	$16.54

			1,970,287	7.15	$8.96	960,620	$10.20

     At May 31, 2003, 2,608,261 shares of our common stock are reserved for issuance pursuant to our current and former stock option plans.

401(k) Plan

     We have a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. Our contributions are discretionary and are subject to limitations. For the years ended May 31, 2003, 2002 and 2001, we contributed $0.25 for each $1.00 of employee salary deferral contributions up to a maximum of 4% of the employee’s annual gross wages, subject to limitations. Selling, general and administrative expenses include contributions of approximately $56,000, $66,000 and $60,000 for the years ended May 31, 2003, 2002 and 2001, respectively.

9. IMPAIRMENT OF LONG-LIVED ASSETS

     In the fourth quarter of Fiscal 2002, we recorded impairment charges aggregating $4.3 million to write down long-lived assets related to our Denver skatepark and three of our domestic full-price retail stores. As a result of negative trends that continued to affect our skatepark and domestic retail business, we recorded additional impairment charges aggregating $15.8 million in Fiscal 2003 to fully write down the long-lived assets associated with 10 of our skateparks, some or all of the long-lived assets associated with 17 of our retail stores and the long-lived assets associated with the construction of an additional skatepark that was scheduled to open in Fiscal 2004. Net realizable values for our skatepark and retail store long-lived assets were determined based upon discounted projected future cash flows for each skatepark and each retail store. The discount rate applied was based upon our weighted average cost of capital adjusted for the risks associated with these operations.

     Additionally, we recorded impairment charges in Fiscal 2003 and Fiscal 2002 to write off capitalized film production costs and certain other fixed assets determined to have no realizable value.

     The following table summarizes impairment charges recorded in continuing operations:

	YEARS ENDED MAY 31,

	2003	2002

	(in thousands)
Skatepark-related long-lived assets	$12,874	$3,378
Retail store-related long-lived assets	2,881	884
Capitalized production costs	471	728
Other assets	255	—

	$16,481	$4,990

     In addition to the above, asset impairment charges of $1.6 million were recorded in Fiscal 2002, which have been included in discontinued operations.

10. DISCONTINUED OPERATIONS AND JOINT VENTURE DISSOLUTIONS

Discontinued Operations

     In the fourth quarter of Fiscal 2003, we made the decision to substantially exit the skatepark business. This decision was driven by the proliferation of large, free public skateparks that have been constructed in close proximity to our skateparks over the past couple of years, which have adversely affected attendance and revenues at our skateparks. At the point in time at which the decision to substantially exit the skatepark business was made, we operated 11 skateparks and were party to a lease for the construction of additional park to be opened in Sacramento, California in Fiscal 2004.

     In the fourth quarter of Fiscal 2003, we began negotiations with the landlords of our skatepark locations to obtain rent concessions and/or lease terminations. In connection with these negotiations, we incurred $10.0 million in lease termination costs in the year ended May 31, 2003, related to five of the operating skateparks and the Sacramento skatepark which was under construction. The five operating skateparks will remain open through some or all of Fiscal 2004, after which they will be closed. At May 31, 2003, our balance sheet included lease termination liabilities aggregating $9.9 million representing the portion of these lease termination costs that had not yet been paid. Additional negotiations related to the remaining skateparks were in progress at May 31, 2003. See Note 13.

     Upon the closure of each of our skateparks, the related operating results will be recast as discontinued operations in the consolidated statements of operations for all periods presented. In Fiscal 2003 we closed one of our skateparks, located in Bakersfield, California, which is presented as discontinued operations in the accompanying statements of operations. Summarized operating results for our discontinued operations were as follows:

	YEARS ENDED MAY 31,

	2003	2002	2001

		(in thousands)
Net sales	$412	$908	$1,045
Gross profit	286	671	803
Asset impairment charges	(70)	(1,589)	—
Lease termination costs	(390)	—	—
Income (loss) before taxes	(766)	(1,990)	(270)

	YEARS ENDED MAY 31,

	2003	2002	2001

		(in thousands)
Net income (loss)	$(648)	$(1,337)	$(162)

     As discussed in Note 9, we wrote off all of the long-lived assets associated with our skateparks, including those long-lived assets associated with the construction of the planned Sacramento park scheduled to open in Fiscal 2004.

Joint Venture Dissolutions

     Effective June 30, 2002, we shut down our joint venture operations in Brazil, Argentina and Uruguay. In connection with the dissolution of these joint ventures, we recorded a $1.6 million provision in the fourth quarter of the year ended May 31, 2002, to reserve for estimated losses on receivables due from these entities. The results of these operations are classified in continuing operations. At May 31, 2003, $600,000 remains collectible from these entities and is included in accounts receivable.

11. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Business Segments

     Our reportable segments are based on three distinct product sales channels: retail, national and international. The retail segment consists of U.S. retail operations, which include domestic retail stores and skateparks. The national segment consists of all domestic operations outside of retail operations, which includes the domestic wholesale business, the VANS Warped Tour and the VANS High Cascade Snowboard Camp. The international segment includes the international wholesale business and European retail operations. The “Unallocated” category below represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activities and operating costs not directly attributable to any one segment. Our chief operating decision-maker evaluates the performance of our segments based on gross margin and direct operating profit, excluding such unallocated amounts.

     Summary information by segment follows:

	YEARS ENDED MAY 31,

	2003	2002	2001

		(in thousands)
Net sales:
Retail
Skateparks	$18,857	$19,249	$13,390
Retail stores	95,313	90,731	88,895
National
Wholesale	104,554	122,018	137,260
Other	10,662	2,145	2,384
International	100,811	97,300	98,221
Unallocated	—	—	—

Total net sales	$330,197	$331,443	$340,150

Gross profit:
Retail
Skateparks	$13,681	$14,691	$10,537
Retail stores	50,459	48,876	48,756
National
Wholesale	37,087	44,306	46,955
Other	448	391	644
International	48,083	43,443	40,720
Unallocated	—	—	—

Total gross profit	$149,758	$151,707	$147,612

Asset impairment charges:
Retail
Skateparks	$12,874	$3,378	$—
Retail stores	2,881	884	—
National

	YEARS ENDED MAY 31,

	2003	2002	2001

		(in thousands)
Wholesale	726	—	—
Other	—	—	—
International	—	—	—
Unallocated	—	728	—

Total asset impairment charges	$16,481	$4,990	$—

Lease termination costs:
Retail
Skateparks	$9,991	$—	$—
Retail stores	125	—	—
National
Wholesale	—	—	—
Other	—	—	—
International	—	—	—
Unallocated	—	—	—

Total lease termination costs	$10,116	$—	$—

Income (loss) from operations:
Retail
Skateparks	$(26,009)	$(3,466)	$2,560
Retail stores	(5,558)	147	9,601
National
Wholesale	16,032	31,833	34,914
Other	(122)	(264)	275
International	27,468	23,096	21,932
Unallocated	(44,438)	(51,332)	(42,447)

Total income (loss) from operations	$(32,627)	$14	$26,835

Geographic Information

     International sales by geographic area are provided below.

	YEARS ENDED MAY 31,

	2003	2002	2001

		(IN THOUSANDS)
Europe	$76,791	$61,499	$58,566
Asia	10,516	11,601	13,286
Latin and South America	8,187	17,078	16,525
Other	5,317	7,122	9,844

	$100,811	$97,300	$98,221

     We have international distribution centers in Holland, the United Kingdom and Switzerland as well as international offices in the United Kingdom, France, Spain, Portugal, Hong Kong and Mexico and international retail operations in the United Kingdom, Spain and Austria. At May 31, 2003 and 2002, approximately $1.4 million and $1.5 million, respectively, of long-lived assets were located outside of the United States, primarily in Europe.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal year ended May 31, 2003:
Net Sales	$124,444	$60,497	$81,950	$63,306
Gross Profit	51,981	28,957	38,963	29,857
Income (loss) from continuing operations	5,467	(3,594)	(9,104)	(22,148)
Income (loss) from discontinued operations, net of tax	(46)	(72)	(102)	(428)

Net income (loss)	$5,421	$(3,666)	$(9,206)	$(22,576)

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per share
Income (loss) from continuing operations	$0.30	$(0.20)	$(0.50)	$(1.24)
Income (loss) from discontinued operations, net of tax	0.00	0.00	(0.01)	(0.02)

Net income (loss)	$0.30	$(0.20)	$(0.51)	$(1.26)

Diluted earnings per share
Income (loss) from continuing operations	$0.30	$(0.20)	$(0.50)	$(1.24)
Income (loss) from discontinued operations, net of tax	0.00	0.00	(0.01)	(0.02)

Net income (loss)	$0.30	$(0.20)	$(0.51)	$(1.26)

Fiscal year ended May 31, 2002:
Net Sales	$117,737	$68,141	$81,927	$63,638
Gross Profit	55,095	33,113	37,576	25,923
Income (loss) from continuing operations	11,370	589	538	(13,756)
Income (loss) from discontinued operations, net of tax	(28)	(76)	(55)	(1,178)

Net income (loss)	$11,342	$513	$483	$(14,934)

Basic earnings per share
Income (loss) from continuing operations	$0.64	$0.03	$0.03	$(0.76)
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	(0.07)

Net income (loss)	$0.64	$0.03	$0.03	$(0.83)

Diluted earnings per share
Income (loss) from continuing operations	$0.61	$0.03	$0.03	$(0.76)
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	(0.07)

Net income (loss)	$0.61	$0.03	$0.03	$(0.83)

13. SUBSEQUENT EVENTS

     On June 1, 2003, we acquired certain assets and liabilities of Max MadHouse GmbH, for $117,000 in cash consideration. The assets and liabilities acquired constitute what was formerly the business of our exclusive sales agent for Germany, Austria and the Czech Republic. In addition to the initial purchase price to be paid, we are required to pay additional cash consideration based on the level of sales achieved by the acquired business over the next three years ending May 31, 2006. This acquisition will be accounted for using the purchase method of accounting.

     On July 21, 2003, we received payment of $5.1 million which was accepted as payment in full of the outstanding note receivable described in Note 2. As a condition of this payment, we granted the noteholder a discount of $50,000. Upon receipt of this payment and application of the discount, the note was cancelled.

     Subsequent to May 31, 2003, we have reached agreements to terminate the leases for three additional skateparks. Cumulatively, as of August 15, 2003, we have reached agreements to terminate the leases for eight of the 12 skateparks we operated as of the beginning of fiscal 2003 plus the lease for a proposed park in Sacramento, California. We will incur lease termination costs of approximately $6.5 million in the first quarter of fiscal 2004 in connection with the three new agreements. Two of these parks are expected to close in the first quarter of fiscal 2004. As such, approximately $4.6 million of this charge will be included in discontinued operations in the consolidated financial statements.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Vans, Inc.:

     We have audited the accompanying consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended May 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vans, Inc. and subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As explained in Note 1 to the consolidated financial statements, effective June 1, 2001, the Company changed its method of accounting for the impairment of goodwill and other intangible assets as required by the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Orange County, California
July 17, 2003, except as to the second and third paragraphs of Note 13 which are as of August 15, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, summarized and processed within time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act. Based upon this evaluation , our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that , as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-14.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the captions “Proposal 1 — Election of Directors,” Information Relating to Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the caption “Executive Compensation and Other Information” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Certain information required by this Item is incorporated herein by reference to the caption “Security Ownership of Management and Certain Beneficial Owners” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the caption “Ratification of Appointment of Independent Auditors” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

     The Company’s Financial Statements, and the Notes thereto, listed in the Index to Financial Information located at page F-1 of this Report, are set forth in Item 8 of this Report.

(2)	Financial Statement Schedules

The Financial Statement Schedule and the report of independent auditors thereon are set forth at pages F-2 and F-3 of this Report.

(3)	Exhibits

EXHIBIT NO.		EXHIBIT DESCRIPTION

(2)	2.1	Agreement of Merger between the Registrant and Van Doren Rubber, dated July 31, 1991
(2)	2.1.1	Certificate of Ownership and Merger (Delaware) of Van Doren Rubber into the Registrant, dated August 19, 1991
(2)	2.1.2	Certificate of Ownership (California) of the Registrant and Van Doren Rubber, dated August 19, 1991
(17)	2.4	Agreement and Plan of Merger, dated as of April 15, 2002, by and among the Registrant, MES Acquisition Corp., Mosa Extreme Sports, Inc., and Thomas Akeley, Linda Larson-Akeley, Douglas Poe and Angela R. Poe.*
(13)	2.5	Membership Interest Purchase Agreement by and among the Registrant, Launch Media, Inc., Creative Artists Agency LLC, Codikow & Carroll PC and 4 Fini, Inc.*
(13)	2.6	Membership Interest Purchase Agreement by and among the Registrant, Creative Artists Agency LLC, Codikow & Carroll PC, and 4 Fini, Inc.*
(2)	3.1	Restated Certificate of Incorporation of the Registrant, dated August 30, 1991
(2)	3.1.1	Certificate of Retirement of Class A and Class B Preferred Stock of the Registrant, dated August 29, 1991
(8)	3.2	Amended and Restated By-laws of the Registrant, approved by the Board of Directors of the Registrant on May 18, 1999
(2)	3.3	Certificate of Designation of Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant
(12)	3.4	Certificate of Amendment of Restated Certificate of Incorporation.
	4.1	Reference is made to Exhibits 3.1 and 3.2
(2)	4.2	Specimen Stock Certificate
(6)	4.3	Amended and Restated Rights Agreement, dated as of May 18, 1999, by and between the Registrant and ChaseMellon Shareholder Services as Rights Agent
(10)	4.3.1	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 24, 2000
(17)	10.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of August 28, 2002, among the Registrant, Bank of America, N.A., and other lenders
(3)	10.2	Trust Under Vans, Inc. Deferred Compensation Plan, dated as of June 3, 1996
(19)	10.2.1	Amendment to Trust Under Vans, Inc. Deferred Compensation Plan
(10)	10.2.2	Second Amendment to Trust under Vans, Inc. Deferred Compensation Plan
(16)	10.2.3	Third Amendment to Trust Under Vans, Inc. Deferred Compensation Plan
(3)	10.3	Deferred Compensation Agreement for Walter Schoenfeld, dated as of June 1, 1996
(19)	10.3.1	First Amendment to Vans, Inc. Deferred Compensation Agreement for Walter Schoenfeld
(10)	10.3.2	Second Amendment to Vans, Inc. Deferred Compensation Agreement for Walter Schoenfeld
(17)	10.3.3	Third Amendment to Vans, Inc. Deferred Compensation Agreement for Walter Schoenfeld
(4)	10.4	Lease between Wohl Venture One, LLC, a Delaware limited liability company, and the Registrant
(11)	10.5	2000 Long-Term Incentive Plan

EXHIBIT NO.		EXHIBIT DESCRIPTION

(10)	10.5.1	Amendment No. 1 to 2000 Long-Term Incentive Plan
(12)	10.5.2	Amendment No. 2 to 2000 Long-Term Incentive Plan
(5)	10.6	Vanstastic Employee Stock Option Plan
(14)	10.7	Employment Agreement, dated as of April 23, 2001, by and between the Registrant and Donald Petersen
(14)	10.8	Employment Agreement, dated as of April 23, 2001, by and between the Registrant and Andrew J. Greenebaum
(14)	10.9	Vans, Inc. Long-Term Executive Bonus Plan
(14)	10.10	Restricted Stock Award of Gary H. Schoenfeld, dated October 27, 2000
(14)	10.11	Agreement of Purchase and Sale and Joint Escrow Instructions by and between the Registrant and Brookhollow Expressway, LLC
(14)	10.12	Agreement, dated as of February 8, 2001, by and between the Registrant and Sony Pictures Classics re Dogtown and Z-Boys
(9)	10.13	Employment Agreement of Craig E. Gosselin, dated as of September 18, 2000
(18)	10.13.1	Amendment No.1 to Employment Agreement of Craig E. Gosselin, dated as of June 1, 2002
(9)	10.14	Employment Agreement of Dana M. Guidice, dated as of October 10, 2000
(9)	10.15	Deferred Compensation Agreement of Gary H. Schoenfeld, dated as of November 3, 1999
(15)	10.15.1	Amendment and Restatement of Vans, Inc. Deferred Compensation Agreement for Gary H. Schoenfeld.
(9)	10.16	Split Dollar Life Insurance Agreement, dated as of November 3, 1999, for Gary H. Schoenfeld
(17)	10.16.1	Endorsement Split Dollar Life Insurance Agreement
(17)	10.17	Employment Agreement of Gary H. Schoenfeld, dated as of June 1, 2002.
(1)	10.17.1	Amendment No.1 to Employment Agreement of Gary H. Schoenfeld, dated as of June 1, 2003
(17)	10.18	Employment Agreement of Walter E. Schoenfeld, dated as of June 1, 2002.
(1)	10.18.1	Amendment No.1 to Employment Agreement of Walter E. Schoenfeld, dated as of June 1, 2003
(13)	10.19	Employment Agreement of Joseph D. Giles, dated as of January 8, 2002.
(17)	10.20	Employment Agreement of Howard Kreitzman, dated as of March 18, 2002.
(17)	10.21	Employment Agreement of Kevin D. Bailey, dated as of May 28, 2002.
(12)	10.22	Employment Agreement of Scott J. Blechman, dated as of August 20, 2001.
(1)	10.23	Business Loan Agreement dated as of May 12, 2003, between Bank of America, N.A. and the Registrant
(1)	10.24	Security Agreement, dated as of May 12, 2003, between Bank of America, N.A. and the Registrant
(16)	10.25	Employment Agreement of Cheryl A. Van Doren, dated as of January 1, 2003.
(16)	10.26	Employment Agreement of Steven A. Munn, dated as of March 19, 2003.
(1)	21	List of Subsidiaries
	23.1	Report on Schedule and Consent of Independent Auditors is set forth at page F-2 of this report
(1)	31.1 + 31.2	Certifications Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as amended
(1)	32.1 + 32.2	Certifications Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

*	Upon request, the Registrant will furnish supplementary copies of all omitted schedules and exhibits to these documents.

(1)	Filed herewith.

(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1992, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1996.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 1996.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 29, 1997.

(6)	Filed as an exhibit to the Registrant’s Form 8-A/A Registration Statement, filed with the SEC on June 28, 1999.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 28, 1998.

(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1999.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 25, 2000.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2001.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2000.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 1, 2001.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 2, 2002.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2002.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 1, 2003.

(17)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2002.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 2002.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 1996.

(b)	Reports on Form 8-K. The Registrant filed one report on Form 8-K during the quarterly period ended May 31, 2003, dated March 21, 2003, regarding its third quarter earnings release.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC. (Registrant)

Date: August 15, 2003	/s/ Gary H. Schoenfeld By: Gary H. Schoenfeld President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

/s/ Gary H. Schoenfeld Gary H. Schoenfeld President, Chief Executive Officer and Director (Principal Executive Officer)	Date: August 15, 2003

/s/ Walter E. Schoenfeld Walter E. Schoenfeld Chairman of the Board and Director	Date: August 15, 2003

/s/ Andrew J. Greenebaum Andrew J. Greenebaum Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: August 15, 2003

/s/ Scott J. Blechman Scott J. Blechman Vice President - Finance and Controller (Principal Accounting Officer)	Date: August 15, 2003

/s/ Wilbur J. Fix Wilbur J. Fix Director	Date: August 15, 2003

/s/ James R. Sulat James R. Sulat Director	Date: August 15, 2003

/s/ Kathleen M. Gardarian Kathleen M.Gardarian Director	Date: August 15, 2003

/s/ Lisa M. Douglas Lisa M. Douglas Director	Date: August 15, 2003

/s/ Gerald Grinstein Gerald Grinstein Director	Date: August 15, 2003

/s/ Charles G. Armstrong Charles G.Armstrong Director	Date: August 15, 2003

/s/ Leonard R. Wilkens Leonard R.Wilkens Director	Date: August 15, 2003

All other schedules are omitted because they are not required, are not applicable, or the information is included the Consolidated Financial Statements or notes thereto.

F-1

THE REPORT ON SCHEDULE AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Vans, Inc.:

     The audits referred to in our report dated July 17, 2003, except as to the second and third paragraphs of note 13, which are as of August 15, 2003, included the related financial statement schedule as of May 31, 2003 and for each of the years in the three-year period ended May 31, 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We consent to incorporation by reference in the registration statements on Forms S-3 and S-8 of Vans, Inc. of our report dated July 17, 2003, except as to the second and third paragraphs of note 13, which are as of August 15, 2003, relating to the consolidated balance sheets of Vans, Inc. and subsidiaries as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended May 31, 2003, and the related schedule, which report appears in the May 31, 2003 annual report on Form 10-K of Vans, Inc.

/s/ KPMG LLP

Orange County, California
August 15, 2003

F-2

SCHEDULE II
Consolidated Valuation and Qualifying Accounts and Reserves

	BALANCE AT
	BEGINNING OF	CHARGE TO COSTS		BALANCE AT
	PERIOD	AND EXPENSES	UTILIZATION	END OF PERIOD

		(IN THOUSANDS)
Year ended May 31, 2003:
Allowance for doubtful accounts	$3,318	$1,018	$(2,039)	$2,297

Year ended May 31, 2002:
Allowance for doubtful accounts	$1,829	$2,561	$(1,072)	$3,318

Year ended May 31, 2001:
Allowance for doubtful accounts	$1,780	$525	$(476)	$1,829

F-3