Form 10-Q
period 2003-08-30
VANS INC
filed 2003-10-08
CIK 877273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 30, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-19402

VANS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction	33-0272893 (I.R.S. Employer
of Incorporation or Organization)	Identification No.)

15700 Shoemaker Avenue
Santa Fe Springs, California 90670-5515
(Address of Principal Executive Offices) (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,913,856 shares of Common Stock, $.001 par value, as of October 7, 2003.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	AUGUST 30,	MAY 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$52,496	$52,844
Accounts receivable, net of allowance for doubtful accounts of $2,642 and $2,297 at August 30, 2003, and May 31, 2003, respectively	51,595	25,596
Inventories	49,326	63,955
Deferred income taxes	2,559	3,055
Prepaid expenses and other	11,029	11,617

Total current assets	167,005	157,067
Property, plant and equipment, net	24,506	25,120
Trademarks and patents, net of accumulated amortization of $1,545 and $1,378 at August 30, 2003, and May 31, 2003, respectively	15,366	15,533
Goodwill	31,793	31,702
Other assets	3,532	8,362

Total assets	$242,202	$237,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,649	$24,484
Lease termination liabilities	798	8,338
Accrued liabilities	14,599	13,307
Income taxes payable	6,455	3,296
Liabilities held in connection with disposal activities	5,013	1,543

Total current liabilities	50,514	50,968
Deferred income taxes	2,322	2,383
Long-term debt	2,512	2,523

Total liabilities	55,348	55,874

Minority interest	2,527	1,735
Stockholders’ equity:
Common stock, $.001 par value, 40,000 shares authorized, 17,834 and 17,826 shares issued and outstanding at August 30, 2003, and May 31, 2003, respectively	18	18
Additional paid-in capital	187,369	187,299
Retained deficit	(6,228)	(12,856)
Accumulated other comprehensive income	3,168	5,714

Total stockholders’ equity	184,327	180,175

Total liabilities and stockholders’ equity	$242,202	$237,784

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THIRTEEN WEEKS ENDED

	AUGUST 30,	AUGUST 31,
	2003	2002

Retail sales	$37,080	$34,649
National sales	53,892	55,569
International sales	37,999	33,060

Net sales	128,971	123,278
Cost of sales	70,035	72,150

Gross profit	58,936	51,128
Operating Expenses:
Retail	16,805	16,513
Marketing, advertising and promotion	9,845	10,663
Selling, distribution and administrative	16,353	14,742
Lease termination costs	1,972	—
Amortization of intangible assets	167	188

Total operating expenses	45,142	42,106
Income from operations	13,794	9,022
Interest (income), net	(59)	(268)
Other (income) expense, net	(78)	762

Income from continuing operations before income taxes and minority interest	13,931	8,528
Income tax expense	1,309	2,584
Minority interest	1,067	371

Income from continuing operations	11,555	5,573
Loss from discontinued operations, net of tax	(4,927)	(152)

Net income	$6,628	$5,421

Earnings (loss) per share information:
Basic:
Income from continuing operations	$0.65	$0.31
Loss from discontinued operations	(0.28)	(0.01)

Net income	$0.37	$0.30

Basic weighted average common shares outstanding	17,827	18,166
Diluted:
Income from continuing operations	$0.64	$0.31
Loss from discontinued operations	(0.27)	(0.01)

Net income	$0.37	$0.30

Diluted weighted average common shares outstanding	18,096	18,352

See accompanying notes to condensed consolidated financial statements

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THIRTEEN WEEKS ENDED

	AUGUST 30,	AUGUST 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$11,555	$5,573
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,945	2,448
Net loss on disposal of equipment	—	27
Non-cash lease termination costs	(177)	—
Minority share of income	1,067	371
Provision for losses on accounts receivable	402	531
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(27,374)	(27,884)
Inventories	13,798	6,308
Deferred income taxes	435	924
Prepaid expenses	908	6,056
Other assets	(273)	(322)
Accounts payable	(835)	(2,487)
Accrued liabilities	2,404	3,159
Lease termination liabilities	(7,540)	—
Income taxes payable	3,159	5,510

Net cash provided by (used in) continuing operations	(526)	238
Net cash provided by (used in) discontinued operations	(1,750)	25

Net cash provided by (used in) operating activities	(2,276)	263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,054)	(5,176)
Investments in other companies	(201)	(982)
Purchases of marketable debt securities	—	(516)
Maturities of marketable debt securities	—	1,015
Sales of marketable debt securities	—	18,752
Proceeds from repayment of note receivable	5,103	—
Proceeds from sale of investments	—	75

Net cash provided by investing activities	3,848	13,168

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(11)	(240)
Consolidated subsidiary dividends paid to minority shareholders	(275)	(198)
Proceeds from issuance of common stock	70	71
Repurchases of common stock	—	(2,184)

Net cash used in financing activities	(216)	(2,551)
Effect of exchange rate changes on cash and cash equivalents	(1,704)	577

Net increase (decrease) in cash and cash equivalents	(348)	11,457
Cash and cash equivalents, beginning of period	52,844	28,447

Cash and cash equivalents, end of period	$52,496	$39,904

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$66	$163
Income taxes paid (refund)	$(2,346)	$(3,251)

See accompanying notes to condensed consolidated financial statements

VANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for action sports. Action sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year-old participants, enthusiasts and emulators of the action sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating action sports entertainment events and venues, such as the VANS Triple Crown™ Series, VANS skateparks and the VANS High Cascade Snowboard Camp®, sponsoring professional and amateur athletes and the VANS Warped Tour®, as well as advertising in targeted print and television media.

     We operate retail stores in the U.S. and Europe, and design, market and distribute active-casual footwear, clothing and accessories, performance footwear for action sports, snowboard boots, conventional snowboard boot bindings under our AGENCY™ brand, step-in snowboard boot bindings under our SWITCH® brand, and outerwear worldwide. We also offer the PRO-TEC® line of protective helmets and pads through our subsidiary, Pro-tec, Inc.

Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year.

     The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations as permitted by accounting principles generally accepted in the United States for interim purposes. Therefore, these financial statements should be read in conjunction with the our audited consolidated financial statements and notes thereto for the year ended May 31, 2003, included in our Annual Report on Form 10-K which is filed with the Securities and Exchange Commission.

     As discussed further in Note 5, in Fiscal 2003 we made the decision to substantially exit the skatepark business. The results of operations for skateparks that have ceased operations are presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

Use of Estimates

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We regularly evaluate the estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and intangible asset valuations, long-lived asset valuations, deferred income tax valuation allowances, litigation and other contingencies. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Revenue Recognition

     Retail sales consist solely of sales through our U.S. retail stores and skatepark sessions and concessions. National sales include all U.S. sales except sales through our U.S. retail stores. International sales include all foreign sales as well as sales through our seven European stores.

     Retail revenue is recognized at the point of sale. Wholesale revenue is recognized when title passes and the risks and rewards of ownership have transferred to the customer. Title generally passes upon the delivery of product to the customer or the customer’s agent. Royalty revenue is recognized as it is earned, based on the terms of the underlying royalty agreement. Skatepark, event and other revenues are recognized when the related goods or services have been delivered to the customer and we are substantially free from future obligation, provided that the fundamental criteria for revenue recognition have been met. Concurrent with the recording of revenues, provision is made for estimated returns and allowances.

Cash Equivalents

     Cash and cash equivalents consist of cash and short-term investments with original maturities of ninety days or less.

Inventories

     Inventories are substantially comprised of finished goods and are valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (“FIFO”) method. We provide inventory allowances based on estimates of excess and obsolete inventories. Such allowances are permanent reductions in the carrying value of the inventory.

Goodwill and Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets,” we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. We generally determine the fair value of our reporting units using a weighted average of the income approach and the market approach. If the carrying amount of our reporting units exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill.

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

Other Assets

     At May 31, 2003, other assets included a note receivable of $5.1 million, for which payment was received during the thirteen-week period ended August 30, 2003.

Contingent Consideration

     In connection with certain of our acquisitions, if designated future performance goals are satisfied, the aggregate consideration for these acquisitions will be increased. Such additional consideration, if earned, will be paid in the form of cash or unrestricted shares of our common stock, and will be accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”) which superceded Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” as of July 1, 2001, and Emerging Issues Task Force (“EITF”) Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” Any additional consideration paid will be allocated to goodwill, which will be periodically reviewed for impairment. See Note 3.

Income Taxes

     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

     Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Stock-Based Compensation

     We account for stock-based awards to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and have adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

     In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and pro forma statement of operations data giving effect to valuing stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25. Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of our stock price in arriving at an option valuation.

     The per share fair value of stock options granted in connection with stock option plans has been estimated with the following weighted average assumptions:

	THIRTEEN WEEKS ENDED

	AUGUST 30,	AUGUST 31,
	2003	2002

Expected life (in years)	5	5
Volatility	0.74	0.75
Risk-free interest rate	2.94%	2.27%
Dividend yield	0.0%	0.0%

     The results of applying the requirements of the disclosure-only alternative to SFAS 123 to our stock-based awards to employees would approximate the following (in thousands, except per share data):

	THIRTEEN WEEKS ENDED

	AUGUST 30,	AUGUST 31,
	2003	2002

Net income – as reported	$6,628	$5,421
Add: Stock-based compensation expense included in net income – as reported	—	—
Deduct: Stock-based compensation expense determined under fair value method	(455)	(344)

Net income – pro forma	$6,173	$5,077

Basic earnings per share – as reported	$0.37	$0.30

Basic earnings per share – pro forma	$0.35	$0.28

Diluted earnings per share – as reported	$0.37	$0.30

Diluted earnings per share – pro forma	$0.34	$0.28

     For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the vesting period of the underlying instruments.

Reclassifications

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As a result of the implementation of SFAS 146, the accounting for amounts recorded in connection with our decision to substantially exit the skatepark business was materially impacted. Under the guidance of EITF 94-3, we would have recorded as an expense during the year ended May 31, 2003 (the period in which management committed to an exit plan for the skateparks), an estimate of certain costs that would be directly incurred in connection with skatepark closures. The most significant element of these costs is lease termination charges. With the implementation of SFAS 146, costs associated with exit activities are to be recorded in the period in which they are incurred. In the case of lease termination costs, this is the period in which we enter into an agreement with the landlord. Accordingly, our future consolidated results of operations will include lease termination charges in the periods in which we enter into an agreement. Additionally, other direct costs associated with closing skateparks will be expensed in future periods as they are incurred.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no material financial impact to our consolidated financial statements. We have provided the additional disclosures required by SFAS 148 for the thirteen-week periods ended August 30, 2003, and August 31, 2002, elsewhere in Note 1.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We will adopt the provisions of FIN 46 in the quarter ending November 29, 2003, for existing entities that are within the scope of this Interpretation. The statement also has disclosure requirements, some of which are required to be included in financial statements issued after January 31, 2003. Since we do not currently have any variable interest entities, the adoption of the provisions of FIN 46 is not expected to have a material impact on our financial position or results of operations.

2. SUPPLEMENTARY FINANCIAL INFORMATION

Goodwill and Identifiable Intangible Assets

     The following table summarizes our identifiable intangible assets and goodwill balances as of August 30, 2003, and May 31, 2003:

	AUGUST 30, 2003		MAY 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Intangible assets subject to amortization:
Trademarks and patents	$5,140	$(1,069)	$5,140	$(938)
Other	886	(476)	886	(440)

Total	$6,026	$(1,545)	$6,026	$(1,378)

	AUGUST	MAY
	30, 2003	31, 2003

	(In thousands)
Carrying amount of intangible assets not subject to amortization:
Goodwill	$31,793	$31,702
Trademarks	10,885	10,885

Total	$42,678	$42,587

     Goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.2 million associated with the acquisition of Mosa Extreme Sports, Inc., now known as Pro-tec, Inc. (“Pro-tec”); $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited), our U.K. distributor; $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour®; $2.1 million associated with the acquisition of Compagnie Sunspot SA (“Sunspot”), our sales agent for France; and $100,000 associated with the acquisition of certain assets and liabilities of Max MadHouse GmbH (“Max MadHouse”), our exclusive sales agent for Germany, Austria and the Czech Republic.

     Amortization expense for intangible assets subject to amortization was $167,000 and $188,000 for the thirteen-week periods ended August 30, 2003, and August 31, 2002, respectively. Future estimated amortization expense for the remainder of Fiscal 2004, the next four years and thereafter is as follows (in thousands):

FISCAL YEAR ENDING MAY 31,:
2004	$262
2005	447
2006	447
2007	440
2008	366
Thereafter	2,519

$4,481

Computation of Earnings Per Share

     Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. The reconciliations of basic to diluted weighted average shares are as follows:

	THIRTEEN WEEKS ENDED

	AUGUST 30,	AUGUST 31,
	2003	2002

	(In thousands)
Weighted average shares used in basic computation	17,827	18,166
Restricted stock grant	68	89
Dilutive stock options	201	97

Weighted average shares used for dilutive computation	18,096	18,352

     The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive:

	THIRTEEN WEEKS ENDED

	AUGUST 30,	AUGUST 31,
	2003	2002

	(In thousands)
Stock options	1,161	1,262

Other Comprehensive Income

     Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. Accumulated other comprehensive income is comprised of: (i) unrealized gains and losses on derivative instruments qualifying as cash flow hedges; and (ii) foreign currency translation adjustments. The components of other comprehensive income for the thirteen-week periods ended August 30, 2003, and August 31, 2002, were as follows:

	THIRTEEN WEEKS ENDED

	AUGUST 30,	AUGUST 31,
	2003	2002

	(In thousands)
Net income	$6,628	$5,421
Other comprehensive income:
Derivatives qualifying as hedges, net of tax:
Net derivative gain (loss)	1,300	(390)
Reclassifications to expense	(337)	(62)
Foreign currency translation adjustments	(3,509)	1,831

Total comprehensive income	$4,082	$6,800

3. ACQUISITIONS

     On June 1, 2003, we acquired certain assets and liabilities of Max MadHouse for $117,000 in cash consideration. The assets and liabilities acquired constituted what was formerly the business of our exclusive sales agent for Germany, Austria and the Czech

Republic. The consideration for the acquisition was attributed to acquired identifiable net assets and goodwill. In addition to the initial purchase price paid, we are required to pay additional cash consideration based on the level of sales achieved by the acquired business over the three-year period ending May 31, 2006. Although the aggregate amount of additional consideration to be paid cannot yet be determined, we currently estimate that $470,000 will be paid in the current fiscal year and an aggregate of $900,000 in additional consideration may be required. Any such additional consideration will be allocated to goodwill.

     On June 11, 2002, we acquired 100% of the outstanding capital stock of Sunspot for cash consideration of $2.9 million. During the thirteen-week period ended August 30, 2003, an additional $873,000 was paid as a result of the sales levels achieved by Sunspot during the year ended May 31, 2003. Of the total purchase consideration paid to date, $1.7 million was allocated to identifiable acquired assets and liabilities on the acquisition date and the remaining $2.1 million has been allocated to goodwill. In addition, we are required to pay additional cash consideration in connection with this acquisition based on the level of sales achieved by Sunspot through June 11, 2007. Although the aggregate amount of additional consideration to be paid cannot yet be determined, we currently estimate that $900,000 will be paid in the current fiscal year and an aggregate of $4.2 million in additional consideration may be required. Any such additional consideration will be allocated to goodwill.

     Had the acquisitions of Max MadHouse and Sunspot occurred on June 1, 2002, our results of operations for the thirteen-week periods ended August 30, 2003, and August 31, 2002, would not have differed materially from our reported results of operations for these periods.

     Additionally, in connection with our acquisition of Pro-tec on April 15, 2002, the acquisition agreement provides for additional consideration of up to $1.0 million to be paid by us if certain performance criteria are met during Fiscal 2004. Such additional consideration, if earned, will be paid either in cash or unrestricted shares of our common stock and will be allocated to goodwill.

4. COMMITMENTS AND CONTINGENCIES

Litigation

     Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, et al, Superior Court for the County of Los Angeles, Case No. BC27031. The allegations we have made in this case, the companion arbitration, and the resulting arbitration award are described in our Annual Report on Form 10-K for Fiscal 2003, which is filed with the Securities and Exchange Commission. No material changes in the status of these matters occurred in the first quarter of Fiscal 2004, and no amounts have been recorded in our condensed consolidated financial statements in connection with this matter.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, Case No. 01110315. This lawsuit was filed against Vans, two of Vans’ executive officers, and certain other individuals and entities on December 6, 2002, in connection with a lawsuit filed by us against the plaintiff, her husband and other individuals and entities in which we alleged that they engaged in a conspiracy to obtain unauthorized payments from certain of our factories in China. Mrs. Brabson alleged causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. An agreement to settle this case was reached in the first quarter of Fiscal 2004, and settlement documents are being prepared. The terms of the settlement are confidential; however, no amounts have been recorded in the accompanying condensed consolidated financial statements in connection with this matter. The settlement of this case will not have a material adverse impact on our results of operations or financial condition.

     Franklin C. Ferrana a/k/a Nikki Sixx vs. Vans, Inc., High Speed Productions, Inc. d/b/a Thrasher Magazine, Superior Court for the County of Los Angeles, Case No. BC303262. This lawsuit was filed on September 30, 2003, and alleges that Vans and Thrasher Magazine misappropriated the image of the plaintiff in an advertisement. The complaint seeks compensatory damages in excess of $1.0 million, disgorgement of profits, and punitive damages. We have not yet filed an answer in this matter and intend to vigorously defend ourselves.

     From time to time, we are involved in legal proceedings arising in the ordinary course of business. Management does not currently expect that any of the legal proceedings in which we are currently involved will have a material adverse impact on future results of operations or financial condition.

Derivatives and Hedging

     We are exposed to foreign currency risk primarily through our wholly-owned subsidiaries, Vans Europe BV (“VEBV”), whose functional currency is the euro, and Vans Inc. Limited (“VIL”), whose functional currency is the British sterling. This currency risk is primarily related to purchases of inventory by our subsidiaries which are priced and settled in U.S. dollars. To hedge this risk, our subsidiaries enter into cash flow hedges of forecasted inventory purchases, thereby fixing the cost of the product and the associated gross margins in their functional currency. As of August 30, 2003, our subsidiaries hedged approximately 62% of forecasted inventory purchases through the first quarter of Fiscal 2005. In addition to hedging inventory purchases, we may also hedge other foreign currency cash flow and balance sheet exposures as they are identified.

     At August 31, 2003, we had foreign currency forward contracts outstanding to purchase U.S. dollars using euros with an aggregate notional value of $14.9 million in connection with forecasted inventory purchases. The average contract rate for these contracts was $1.13 per euro. Net unrealized gains on foreign exchange contracts at August 31, 2003, aggregated $320,000, all of which was included in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months as the inventory related to these foreign exchange contracts is sold. Actual amounts ultimately reclassified to earnings are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature.

Inventory purchase commitments.

     At August 30, 2003, we had firm commitments to purchase inventory in the amount of $11.4 million. These commitments included contingent liabilities under open letters of credit with foreign suppliers aggregating $1.4 million.

5. DISCONTINUED OPERATIONS

     In Fiscal 2003 we made the decision to substantially exit the skatepark business. This decision was driven by the proliferation of large, free public skateparks that have been constructed in close proximity to our skateparks over the past two and a half years, and which adversely affected attendance and revenues at our skateparks. When the decision to substantially exit the skatepark business was made, we operated 11 skateparks and were party to a lease for the construction of an additional park to be opened in Sacramento, California in Fiscal 2004. Our skatepark in Bakersfield, California was closed in February 2003, before we made the decision to substantially exit the skatepark business.

     As of August 30, 2003, we have closed four skateparks: Bakersfield, California; Denver, Colorado; Phoenix, Arizona; and Atlanta, Georgia. The Denver, Phoenix and Atlanta parks closed during the quarter ended August 30, 2003. Of the eight skateparks that we continue to operate, we have reached agreements with the landlords to close five of the parks, one of which is still being finalized and is expected to result in additional lease termination costs being recorded in the second quarter of Fiscal 2004. Additionally, we are in negotiations with the landlords for two of the remaining three parks to obtain rent concessions and/or terminations of the skatepark leases.

     Our operating results for the quarter ended August 30, 2003, include pre-tax lease termination costs of $2.0 million related to one skatepark lease termination agreement that was reached during the quarter for a park that we continued to operate as of August 30, 2003. Additionally, the loss from discontinued operations for the quarter ended August 30, 2003, includes pre-tax lease termination charges aggregating $4.7 million that were incurred in connection with the closing of two parks during the quarter. At August 30, 2003, our balance sheet included lease termination liabilities aggregating $798,000 and liabilities held in connection with disposal activities aggregating $5.0 million, representing the portion of these lease termination costs that had not yet been paid.

     Upon the closure of each of our skateparks, the related operating results will be recast as discontinued operations in the consolidated statements of operations for all periods presented. Accordingly, the four skateparks we have closed through August 30, 2003, are presented as discontinued operations in the accompanying condensed consolidated statements of operations. Summarized operating results for our discontinued operations were as follows:

	THIRTEEN WEEKS ENDED

	AUGUST 30, 2003	AUGUST 31, 2002

	(In thousands)
Net sales	$901	$1,355
Gross profit	478	983
Lease termination costs	(4,687)	—
Net loss	$(4,927)	$(152)

6. SEGMENT DISCLOSURES

     Our reportable segments are based on three distinct product sales channels: retail, national and international. The retail segment consists of U.S. retail operations, which include our domestic retail stores and skateparks. The national segment consists of all domestic operations outside of retail operations, which includes the domestic wholesale business, the VANS Warped Tour® and the

VANS High Cascade Snowboard Camp®. The international segment includes the international wholesale business and European retail operations. The “Unallocated” category below represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activities and operating costs not directly attributable to any one segment. Our chief operating decision-maker evaluates the performance of our segments based on gross margin and direct operating profit, excluding such unallocated amounts.

     Summary information by segment follows:

	THIRTEEN WEEKS ENDED

	AUGUST 30,	AUGUST 31,
	2003	2002

	(In thousands)
Net sales:
Retail
Skateparks	$3,975	$4,533
Retail stores	33,105	30,116
National
Wholesale	42,863	45,358
Other	11,029	10,211
International	37,999	33,060
Unallocated	—	—

Total net sales	$128,971	$123,278

Gross profit:
Retail
Skateparks	$2,759	$3,398
Retail stores	18,210	16,325
National
Wholesale	15,044	15,898
Other	2,167	598
International	20,756	14,909
Unallocated	—	—

Total gross profit	$58,936	$51,128

Income from operations:
Retail
Skateparks	$(2,011)	$86
Retail stores	3,743	2,476
National
Wholesale	10,796	11,851
Other	1,923	435
International	14,789	9,129
Unallocated	(15,446)	(14,955)

Total income from operations	$13,794	$9,022

     Included in skatepark income (loss) from operations for the thirteen-week period ended August 30, 2003, are lease termination costs of $2.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion contains forward-looking statements about our revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like “believe,” “anticipate,” “expect,” “estimate,” “project,” or words similar to those. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the text and footnotes accompanying certain forward-looking statements, as well as those discussed under the caption “Risk Factors” on page 14 of our Annual Report on Form 10-K for the year ended May 31, 2003, which is filed with the Securities and Exchange Commission, and in our press release dated September 25, 2003.

GENERAL OVERVIEW

     Vans is a leading global sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories for action sports. Action sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year-old participants, enthusiasts and emulators of the action sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating action sports entertainment events and venues, such as the VANS Triple Crown Series, VANS skateparks and the VANS High Cascade Snowboard Camp, sponsoring professional and amateur athletes and the VANS Warped Tour, as well as advertising in targeted print and television media.

RECENT DEVELOPMENTS IN OUR EXIT FROM THE SKATEPARK BUSINESS

     As previously disclosed by us, in Fiscal 2003 we made the decision to substantially exit the skatepark business. This decision was driven by the proliferation of large, free public skateparks that have been constructed in close proximity to our skateparks over the past two and a half years, and which adversely affected attendance and revenues at our skateparks. When the decision to substantially exit the skatepark business was made, we operated 11 skateparks and were party to a lease for the construction of an additional park to be opened in Sacramento, California in Fiscal 2004. Our skatepark in Bakersfield, California was closed in February 2003, before we made the decision to substantially exit the skatepark business.

     As of August 30, 2003, we have closed four skateparks: Bakersfield, California; Denver, Colorado; Phoenix, Arizona; and Atlanta, Georgia. The Denver, Phoenix and Atlanta parks closed in the first quarter of Fiscal 2004. Of the eight skateparks that we continue to operate, we have reached agreements with the landlords to close five of the parks, one of which is still being finalized and is expected to result in additional lease termination costs being recorded in the second quarter of Fiscal 2004. Additionally, we are in negotiations with the landlords for two of the remaining three parks to obtain rent concessions and/or terminations of the skatepark leases. We currently plan to keep open one or two of the remaining skateparks primarily to promote brand awareness, and to close all other parks over the next 24 months. Recently we received an overture from one of our landlords to keep open one park currently designated for closing. We are evaluating this issue.

     Our operating results for the quarter ended August 30, 2003, include pre-tax lease termination costs of $2.0 million related to one skatepark lease termination agreement that was reached during the quarter for a park that we continued to operate as of August 30, 2003, and pre-tax lease termination charges of $4.7 million incurred in connection with the closing of two parks during the quarter. As discussed further in Note 5 to the Condensed Consolidated Financial Statements, the operating results for closed skateparks are presented as discontinued operations beginning in the period the skatepark is closed.

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

     Inventory. Inventories are valued at the lower of cost or market. Finished goods inventories are valued using the first-in, first-out method (“FIFO”). We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These reserves become permanent reductions in the carrying value of inventory until sold. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

     Impairment of Property, Plant and Equipment. We evaluate the carrying value of property, plant and equipment assets for impairment when the assets experience a negative event (i.e., significant downturn in operations, losses from operating units, natural disaster, etc.). When these events are identified, we evaluate future undiscounted cash flows related to the relevant assets. If the projected undiscounted cash flows do not exceed the carrying value of the assets, we write-down the assets to fair value based on discounted projected future cash flows. The most significant assumptions we use in this analysis are those made in estimating future discounted cash flows. In estimating cash flows, we generally use the financial assumptions in our current budget and our strategic plan and modify them on a store-by-store basis if other factors should be considered. The discount rate applied is based upon our weighted average cost of capital adjusted for the risks associated with the operations being analyzed.

     Goodwill. Goodwill is tested for impairment annually as of March 31 at the reporting unit level unless a change in circumstances indicates more frequent impairment analysis is required. Impairment, if any, is measured in part based on the estimated fair value of the reporting units with the recorded goodwill. Fair value is determined by using a combination of techniques, such as the traditional present value approach, the expected cash flow approach, and the multiple of earnings approach. The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our current budget and our strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rate we estimate to represent our cost of funds. Goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.2 million associated with the acquisition of Pro-tec; $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited); $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour; $2.1 million associated with our acquisition of Sunspot; and $100,000 associated with the acquisition of certain assets and liabilities of Max MadHouse.

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

     We have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of our U.S. entities exceed our current expectations, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This would result in additional income tax expense being recorded. Because the determination of foreign earnings as indefinitely reinvested offshore involves future plans and expectations, there is a possibility that amounts determined to be indefinitely reinvested offshore may vary from our current expectations, thereby affecting future income tax expense.

     On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated blended annual rate. As the fiscal year progresses, we refine our estimate based upon actual events and earnings by jurisdiction during the year. This estimation process can result in significant changes to our expected effective tax rate. The tax rate fluctuations may result from changes in the quarterly mix of income or loss in each jurisdiction with different tax rates. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected blended annual rate.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THIRTEEN WEEKS ENDED

	AUGUST 30,	AUGUST 31,
	2003	2002

Retail sales	28.7	28.1
National sales	41.8	45.1
International sales	29.5	26.8

Net sales	100.0%	100.0%
Cost of sales	54.3	58.5

Gross profit	45.7	41.5
Operating expenses:
Retail	13.0	13.4
Marketing, advertising and promotion	7.7	8.6
Selling, distribution and administrative	12.7	12.0
Lease termination costs	1.5	0.0
Amortization of intangibles	0.1	0.2

Total operating expenses	35.0	34.2

Income from operations	10.7	7.3
Interest (income), net	0.0	(0.2)
Other (income) expense, net	(0.1)	0.6

Income from continuing operations before income taxes and minority interest	10.8	6.9
Income tax expense	1.0	2.1
Minority interest	0.8	0.3

Income from continuing operations	9.0	4.5
Loss from discontinued operations	(3.8)	(0.1)
Net income	5.1%	4.4%

QUARTERLY PERIOD ENDED AUGUST 30, 2003 (“Q1 FISCAL 2004”), AS COMPARED TO QUARTERLY PERIOD ENDED AUGUST 31, 2002 (“Q1 FISCAL 2003”)

Net Sales

     Net sales for Q1 Fiscal 2004 increased 4.6% to $129.0 million from $123.3 million for Q1 Fiscal 2003 and included a 13.7% year-over-year increase in comparable store sales worldwide (excluding revenues from concessions and skate sessions at our skateparks). The sales increase was the net effect of increases in Retail and International sales, favorable variances in foreign exchange rates, and a decrease in National sales, as discussed below.

     Retail. Retail sales, which consist solely of sales through our U.S. retail stores and skatepark sessions and concessions, increased 7.0% to $37.1 million in Q1 Fiscal 2004 from $34.6 million in Q1 Fiscal 2003. This increase was driven by a year-over-year increase in comparable U.S. store sales (excluding revenue from concessions and skate sessions at our skateparks) of 12.8%. The comparable store sales increase was fueled by growth in all genders of footwear as well as apparel. Comparable revenues from concessions and skate sessions at our skateparks, including three parks that were closed during the quarter, declined 36.5% year-over-year.

     Since the beginning of Q1 Fiscal 2004, we have reduced our U.S. retail store count by four stores to 153 total stores as a result of closing three skateparks and the net closing of one store. As discussed above under the caption “Recent Developments In Our Exit from the Skatepark Business,” we currently plan to keep open one or two skateparks primarily to promote brand awareness, and to close all other parks over the next 24 months.

     National. National sales, which include all U.S. sales except sales through our U.S. retail stores, decreased 3.0% to $53.9 million in Q1 Fiscal 2004 from $55.6 million in Q1 Fiscal 2003. This decrease was primarily due to a 7.8% decrease in average selling prices year-over-year, partly offset by a 2.9% increase in units sold. The strongest increases in unit sales were in our women’s footwear business and apparel. Additionally, we had an approximately $900,000, or 11.5%, year-over-year increase in revenues from the VANS Warped Tour®.

     International. International sales, which include sales through our seven European stores, increased 14.9% to $38.0 million in Q1 Fiscal 2004 from $33.1 million in Q1 Fiscal 2003. This increase was primarily due to a $4.4 million increase in European sales and an approximately $800,000 increase in sales in Mexico and South America. The $4.4 million sales increase in Europe included a $3.4 million favorable variance in exchange rates and $1.0 million of sales growth. The sales growth resulted from an 11% increase in units sold, partially offset by a 6% decrease in local currency average selling prices.

Gross Profit

     Gross profit increased 15.3% to $58.9 million in Q1 Fiscal 2004 from $51.1 million in Q1 Fiscal 2003. As a percentage of net sales, gross profit increased to 45.7% for Q1 Fiscal 2004, versus 41.5% for Q1 Fiscal 2003 as a result of improved gross margins in the national and international sales channels, partly offset by decreased retail gross margins. Domestically, retail gross profit decreased slightly as a percentage of sales from 57.0% in Q1 Fiscal 2003 to 56.6% in Q1 Fiscal 2004 as a result of decreased skatepark session revenues and decreased average selling prices. National gross profits increased as a percentage of sales from 29.7% in Q1 Fiscal 2003 to 31.9% in Q1 Fiscal 2004 largely due to increased margin contribution from the VANS Warped Tour® in Q1 Fiscal 2004 and a reduction in wholesale markdowns versus those taken in Q1 Fiscal 2003. Internationally, gross profit increased as a percentage of sales from 45.1% in Q1 Fiscal 2003 to 54.6% in Q1 Fiscal 2004 driven primarily by favorable fluctuations in exchange rates between the euro and U.S. dollar and increased license income from Japan.

Income from Operations

     We had income from operations of $13.8 million in Q1 Fiscal 2004 versus $9.0 million in Q1 Fiscal 2003. Operating expenses in Q1 Fiscal 2004 increased 7.2% to $45.1 million versus $42.1 million in Q1 Fiscal 2003 largely due to $2.0 million of skatepark lease termination costs incurred in Q1 Fiscal 2004. See “Recent Developments in Our Exit from the Skatepark Business,” above. As a percentage of sales, operating expenses increased to 35.0% versus 34.2% a year ago. The material components of the increase in operating expenses are discussed below.

     Retail. Retail expenses increased slightly to $16.8 million in Q1 Fiscal 2004 versus $16.5 million in Q1 Fiscal 2003 primarily due to the net addition of one store since the beginning of Fiscal 2003.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 7.7% to $9.8 million in Q1 Fiscal 2004 from $10.7 million in Q1 Fiscal 2003, primarily due to planned decreases in promotional activities related to trade shows and the VANS Triple Crown™ Series.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 10.9% to $16.4 million in Q1 Fiscal 2004 from $14.7 million in Q1 Fiscal 2003, primarily due to (i) net increased costs of approximately $400,000 related to our European business, (ii) an increase of approximately $700,000 in performance-related compensation expense in Q1 Fiscal 2004, and (iii) approximately $500,000 of employee severance costs incurred in Q1 Fiscal 2004. The net increase in costs related to our European business was a result of an approximately $800,000 increase related to changes in exchange rates between European currencies, primarily the Euro, and the U.S. dollar, offset by approximately $400,000 in reduced costs on a constant dollar basis, which resulted primarily from reduced inventory storage costs.

     Lease termination costs. Please see the discussion of these costs under the caption “Recent Developments in Our Exit from the Skatepark Business.”

     Amortization of intangibles. Amortization of intangibles decreased slightly to $167,000 in Q1 Fiscal 2004 compared to $188,000 in Q1 Fiscal 2003, as a result of certain assets acquired in the Pro-tec acquisition being completely amortized in Fiscal 2003.

Interest (Income), Net

     Interest (income), net decreased 78.0% to $59,000 in Q1 Fiscal 2004 from $268,000 in Q1 Fiscal 2003, primarily due to lower interest rates received on monies invested by us.

Other (Income) Expense, Net

     Other (income) expense, net, primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other (income) expense, net, increased to $78,000 of income for Q1 Fiscal 2004 from $762,000 of expense for Q1 Fiscal 2003, primarily due to the non-recurrence of foreign currency transaction losses that occurred in Q1 Fiscal 2003 related to our business in Brazil and Argentina and a decrease in losses generated on unhedged U.S. dollar denominated transactions within our European business.

Income Tax Expense

     Income tax expense decreased to $1.3 million in Q1 Fiscal 2004 from $2.6 million in Q1 Fiscal 2003, as a result of a lower effective tax rate. Our effective tax rate was 9.4% in Q1 Fiscal 2004 versus 30.3% in Q1 Fiscal 2003. The decrease in our effective tax rate was due to substantially all of our Q1 Fiscal 2004 taxable income being generated offshore in lower tax rate jurisdictions. In future periods, we expect our effective tax rate to fluctuate as the mix between taxable income generated in U.S. and foreign jurisdictions changes. In that regard, we expect our effective tax rate to increase for the remainder of Fiscal 2004 to a range of approximately 26% to 29%. See “Critical Accounting Policies – Taxes.”

Minority Interest

     Minority interest increased 187.6% to $1.1 million in Q1 Fiscal 2004 from $371,000 in Q1 Fiscal 2003, primarily as a result of increased income produced by the VANS Warped Tour® in Q1 Fiscal 2004.

Loss from Discontinued Operations, Net of Tax

     As discussed more fully above under the caption “Recent Developments in Our Exit from the Skatepark Business,” in Fiscal 2003 we made the decision to substantially exit the skatepark business. Discontinued operations for all periods presented include the results of operations for the four skateparks that had been closed as of August 30, 2003. Losses from discontinued operations increased to $4.9 million in Q1 Fiscal 2004 from $152,000 in Q1 Fiscal 2003 primarily as a result of lease termination charges of $4.7 million incurred in connection with two of the three skateparks that were closed in Q1 Fiscal 2004. As we close additional skateparks in the future, the related operating results will be recast as discontinued operations in the consolidated statements of operations for all periods presented.

Liquidity and Capital Resources

Cash Flows

     We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. At August 30, 2003, we had $116.5 million in working capital and $52.5 million in cash and cash equivalents. This compares to working capital of $106.1 million and cash and cash equivalents of $52.8 million at May 31, 2003. Our working capital increased in Q1 Fiscal 2004 primarily as a result of: (i) the receipt of $5.1 million as payoff of a note receivable held in connection with the sale of our former Orange, California manufacturing facility; and (ii) Q1 Fiscal 2004 net income of $6.6 million.

     During Q1 Fiscal 2004 operating activities used $2.3 million of cash, including a usage of $1.8 million of cash in connection with discontinued operations, versus $263,000 of cash provided by operating activities in Q1 Fiscal 2003, which included cash of $25,000 provided by discontinued operations. The net decrease in operating cash flow from continuing operations was the result of a $6.0 million increase in income from continuing operations, a higher reduction in inventory balances in the current quarter compared to the same period last year, offset by a smaller increase in prepaid expenses in the current quarter compared to the same period last year and lease termination costs incurred in the current quarter.

     Accounts receivable increased $26.0 million to $51.6 million during Q1 Fiscal 2004, and inventory levels decreased from $64.0 million at May 31, 2003, to $49.3 million at August 30, 2003, primarily due to the seasonal increase in our U.S. wholesale business in connection with the back-to-school selling season. Compared to a year ago, our inventory levels have increased 14.5%. This increase was the result of both growth in the business and being under-inventoried in our retail stores a year ago. On average, in Q1 Fiscal 2004, we increased inventory levels at our U.S. retail stores 22.8% over a year ago, which allowed us to better service our retail customers. Combined with increased focus in our women’s shoe business and apparel, this led to a 13.7% comparable store sales increase in Q1 Fiscal 2004.

     In connection with our exiting the skatepark business, as more fully discussed under the caption “Recent Developments in Our Exit from the Skatepark Business,” in Q1 Fiscal 2004 we had a net reduction of $7.5 million in lease termination liabilities as a result of the payment of lease termination costs for skateparks that we will be closing. In total, we paid $9.1 million during Q1 Fiscal 2004 in connection with lease termination costs to exit the skatepark business. Of the amounts paid $1.5 million related to skateparks classified as discontinued operations in the accompanying condensed consolidated financial statements. At August 30, 2003, our balance sheet includes lease termination liabilities of $798,000 and liabilities held in connection with disposal activities aggregating $5.0 million, which represents lease termination liabilities related to skateparks classified as discontinued operations. We expect to incur additional lease termination costs as we conclude negotiations at skateparks for which we have not yet finalized lease termination agreements.

     Investing activities provided cash of $3.8 million in Q1 Fiscal 2004 primarily as a result of the repayment of the $5.1 million note receivable described above. This was partially offset by $1.1 million in capital expenditures and $201,000 paid in connection with the purchase of certain of the assets and liabilities of Max MadHouse. In Q1 Fiscal 2003 investing activities provided $13.2 million, due mainly to net sales of marketable debt securities of $19.3 million offset by capital expenditures of $5.2 million and $982,000 paid in connection with the acquisition of Sunspot. Capital expenditures were higher in Q1 Fiscal 2003 than in Q1 Fiscal 2004 as a result of new retail store and skatepark openings.

     Cash used in financing activities was $216,000 in Q1 Fiscal 2004, which was primarily the net result of cash outflows of $275,000 in dividends paid to a minority shareholder of one of our subsidiaries, partially offset by $70,000 in proceeds from the issuance of common stock. In Q1 Fiscal 2003, financing activities used $2.6 million in cash, primarily consisting of $2.2 million in net cash outflows to purchase common stock pursuant to our stock repurchase program, $240,000 in net repayments of long-term debt and $198,000 in dividends paid to the minority shareholder of one of our subsidiaries.

The following table summarizes our contractual payment obligations and commitments as of August 30, 2003:

	PAYMENT OBLIGATIONS BY FISCAL YEAR (IN THOUSANDS)

	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

Operating leases	$10,230	$11,981	$10,090	$9,587	$7,742	$16,312	$65,942
Long-term debt	117	2,130	5	5	5	250	2,512
Athlete license agreements	1,383	902	397	142	—	—	2,824

Total	$11,730	$15,013	$10,492	$9,734	$7,747	$16,562	$71,278

     At August 30, 2003, we had firm commitments to purchase inventory in the amount of $11.4 million during the second and third quarters of Fiscal 2004. These commitments included contingent liabilities under open letters of credit with foreign suppliers aggregating $1.4 million.

Borrowings

     We maintain a $20.0 million credit facility, which enables us to obtain advances for the issuance of commercial letters of credit and standby letters of credit. Outstanding letters of credit are secured by our cash balances. This facility matures on May 1, 2004. As of August 30, 2003, $1.4 million in open commercial letters of credit were outstanding under this facility.

     Vans Latinoamericana, our subsidiary for Mexico, maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At August 30, 2003, the aggregate outstanding balance under the note was $2.1 million.

Share Repurchase Program

     On September 21, 2001, we adopted a 1.0 million share repurchase program. Through the date of this report, we have repurchased 555,700 shares under the program for an aggregate of $3.3 million. We did not repurchase any stock under the program in Q1 Fiscal 2004.

Capital Expenditures

     Our future commitments for capital expenditures are primarily related to the opening and remodeling of retail stores, including a planned opening of a store on Carnaby Street in London in the second quarter of Fiscal 2004. In addition to this new store, we plan to open one store and remodel, re-size or relocate 12 existing stores during the remainder of Fiscal 2004. We estimate the aggregate cost of these openings, remodels and relocations to be approximately $3.9 million.

Capital Resources

     Our liquid asset position at August 30, 2003, consisted of cash and cash equivalents of $52.5 million. This compares to cash and cash equivalents of $52.8 million at May 31, 2003. We believe our capital resources will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.*

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As a result of the implementation of SFAS 146, the accounting for amounts recorded in connection with our decision to substantially exit the skatepark business was materially impacted. Under the guidance of EITF 94-3, we would have recorded as an expense during the year ended May 31, 2003 (the period in which management committed to an exit plan for the skateparks), an estimate of certain costs that would be directly incurred in connection with skatepark closures. The most significant element of these costs is lease termination charges. With the implementation of SFAS 146, costs associated with exit activities are to be recorded in the period in which they are incurred. In the case of lease termination costs, this is the period in which we enter into an agreement with the landlord. Accordingly, our future consolidated results of operations will include lease termination charges in the periods in which we enter into an agreement. Additionally, other direct costs associated with closing skateparks will be expensed in future periods as they are incurred.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no material financial impact to our consolidated financial statements. We have provided the additional disclosures required by SFAS 148 for the thirteen-week periods ended August 30, 2003, and August 31, 2002, in Note 1 to the Condensed Consolidated Financial Statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We will adopt the provisions of FIN 46 in the quarter ending November 29, 2003, for existing entities that are within the scope of this Interpretation. The statement also has disclosure requirements, some of which are required to be included in financial statements issued after January 31, 2003. Since we do not currently have any variable interest entities, the adoption of the provisions of FIN 46 is not expected to have a material impact on our financial position or results of operations.

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

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended August 30, 2003, and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED CONSOLIDATED QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED				QUARTER ENDED

	AUGUST 30,	MAY 31,	MARCH 1,	NOVEMBER 30,	AUGUST 31,	MAY 31,	MARCH 2,	DECEMBER 1,
	2003 (a)	2003 (b)	2003 (c)	2002	2002	2002 (d)	2002	2001

STATEMENT OF OPERATIONS DATA:
Net sales	$128,971	$62,563	$80,946	$59,638	$123,278	$62,631	$80,412	$67,219
Gross profit	58,936	29,341	38,290	28,343	51,128	25,176	36,485	32,411
Income (loss) from continuing operations	11,555	(19,571)	(7,272)	(3,343)	5,573	(11,070)	568	652
Income (loss) from discontinued operations, net of tax	(4,927)	(3,005)	(1,934)	(323)	(152)	(3,864)	(85)	(139)
Net income (loss)	6,628	(22,576)	(9,206)	(3,666)	5,421	(14,934)	483	513
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	46	47	47	48	41	40	45	48
Income (loss) from continuing operations	9	(31)	(9)	(6)	5	(18)	1	1
Income (loss) from discontinued operations, net of tax	(4)	(5)	(2)	(1)	0	(6)	0	0
Net income	5	(36)	(11)	(6)	4	(24)	1	1
Comparable store sales Increase (decrease)	13.7%	9.0%	(6.6)%	(9.3)%	(4.9)%	(7.4)%	(5.1)%	(8.9)%

(a)	Included in income (loss) from continuing operations and net income (loss) are lease termination costs aggregating $1,972 and $6,659, respectively.

(b)	Included in income (loss) from continuing operations and net income (loss) are asset impairment charges aggregating $1,209 and $1,213, respectively; goodwill impairment charges aggregating $4,550; and lease termination costs aggregating $7,893 and $10,506, respectively.

(c)	Included in income (loss) from continuing operations and net income (loss) are asset impairment charges aggregating $12,509 and $15,338, respectively.

(d)	Included in income (loss) from continuing operations and net income (loss) are asset impairment charges aggregating $1,612 and $6,579, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to our cash and cash equivalents. At August 30, 2003, we held $52.5 million in cash and cash equivalents. Cash equivalents consist of highly liquid investments in federal treasury securities, commercial paper and money market time deposits with original maturities of three months or less. Due to the relatively short-term nature of our cash equivalents, cost approximates fair value. We do not use derivative or other financial instruments to hedge interest rate risks. A 1% decline in the annual yield on cash and cash equivalents would decrease our interest income by approximately $525,000.

Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a consequence, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe, Mexico and Japan.

     Our primary foreign exchange risk arises from purchases of inventory in U.S. dollars by our European subsidiaries, whose functional currencies are the euro and British sterling. To hedge this risk, we utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to twelve months. We generally hedge a substantial portion of our projected exposure from inventory purchases for the coming 6 to 12 months. As of August 30, 2003, we had $14.9 million outstanding in foreign exchange forward contracts to hedge the euro against the U.S. dollar, at an average contract rate of $1.13 per euro. Net unrealized gains/losses on foreign exchange contracts at August 30, 2003, aggregated a gain of $320,000, all of which is included in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months as the inventory related to the foreign exchange contacts is sold. During the period from August 31, 2003, through October 7, 2003, we entered into additional forward contracts aggregating $4.7 million to hedge the U.S. dollar against the euro, at an average contract rate of $1.15 per euro. These additional contracts are to hedge a portion of projected inventory purchases that will occur during the remainder of Fiscal 2004 and the first quarter of Fiscal 2005.

     During the period from August 31, 2003, through October 7, 2003, we also entered into forward contracts aggregating $1.8 million to hedge the U.S. dollar against the Japanese yen, at an average contract rate of 111.05 yen per U.S. dollar. These forward contracts were entered into to hedge projected future cash flows in connection with certain royalty payments to be received from our licensee for Japan during the remainder of Fiscal 2004.

     In addition to hedging inventory purchases and royalties, we may also hedge other foreign currency cash flow and balance sheet exposures as they are identified. We do not hold or issue derivative instruments for trading purposes.

     Our financial performance can be affected by fluctuations in the value of the euro and British sterling when translating the financial statements of our European subsidiaries into U.S. dollars. Revenues from euro-sourced and sterling-sourced operations aggregated $22.9 million and $6.0 million, respectively, for Q1 Fiscal 2004.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, summarized and processed within time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act. Based upon this evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-14.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, et al, Superior Court for the County of Los Angeles, Case No. BC27031. The allegations we have made in this case, the companion arbitration, and the resulting arbitration award are described in our Annual Report on Form 10-K for Fiscal 2003, which is filed with the Securities and Exchange Commission. No material changes in the status of these matters occurred in Q1 Fiscal 2004.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, Case No. 01110315. This lawsuit was filed against Vans, two of Vans’ executive officers, and certain other individuals and entities on December 6, 2002, in connection with a lawsuit filed by us against the plaintiff, her husband and other individuals and entities in which we alleged that they engaged in a conspiracy to obtain unauthorized payments from certain of our factories in China. Mrs. Brabson alleged causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. An agreement to settle this case was reached in Q1 Fiscal 2004, and settlement documents are being prepared. The terms of the settlement are confidential. The settlement of this case will not have a material adverse impact on our future results of operations or financial condition.

     Franklin C. Ferrana a/k/a Nikki Sixx vs. Vans, Inc., High Speed Productions, Inc. d/b/a Thrasher Magazine, Superior Court for the County of Los Angeles, Case No. BC303262. This lawsuit was filed on September 30, 2003, and alleges that Vans and Thrasher Magazine misappropriated the image of the plaintiff in an advertisement. The complaint seeks compensatory damages in excess of $1.0 million, disgorgement of profits, and punitive damages. We have not yet filed an answer in this matter and intend to vigorously defend ourselves.

     In addition to the foregoing, from time to time we are the subject of claims in the ordinary course of our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Scott J. Blechman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Gary H. Schoenfeld Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Scott J. Blechman Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Gary H. Schoenfeld Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. We filed two reports on Form 8-K during the quarterly period ended August 30, 2003. The first report was dated July 17, 2003, and disclosed our financial information for the fourth quarter of Fiscal 2003 and the full-year Fiscal 2003, and the second report was dated August 13, 2003 and disclosed the resignation of Andrew J. Greenebaum as our Chief Financial Officer and certain other Regulation FD information.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC.
(Registrant)

Date: October 8, 2003	By:	/s/ Gary H. Schoenfeld
GARY H. SCHOENFELD
President and Chief Executive Officer

Date: October 8, 2003	By:	/s/ Scott J. Blechman
SCOTT J. BLECHMAN
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)