Form 10-Q
period 2003-11-29
VANS INC
filed 2004-01-09
CIK 877273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 29, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-19402

VANS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	33-0272893
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

15700 Shoemaker Avenue
Santa Fe Springs, California 90670-5515
(Address of Principal Executive Offices) (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:17,935,109 shares of Common Stock, $.001 par value, as of January 7, 2004.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	NOVEMBER 29,	MAY 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$63,872	$52,844
Accounts receivable, net of allowance for doubtful accounts of $2,569 and $2,297 at November 29, 2003, and May 31, 2003, respectively	34,306	25,596
Inventories	42,554	63,955
Deferred income taxes	2,603	3,055
Prepaid expenses and other	10,658	11,617

Total current assets	153,993	157,067
Property, plant and equipment, net	24,432	25,120
Trademarks and patents, net of accumulated amortization of $1,637 and $1,378 at November 29, 2003, and May 31, 2003, respectively	15,286	15,533
Goodwill	32,089	31,702
Other assets	3,680	8,362

Total assets	$229,480	$237,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,193	$24,484
Lease termination liabilities	3,836	8,338
Accrued liabilities	14,780	13,307
Income taxes payable	6,927	3,296
Liabilities held in connection with disposal activities	108	1,543

Total current liabilities	41,844	50,968
Deferred income taxes	2,186	2,383
Long-term debt	1,614	2,523

Total liabilities	45,644	55,874

Minority interest	2,404	1,735
Stockholders’ equity:
Common stock, $.001 par value, 40,000 shares authorized, 17,872 and 17,826 shares issued and outstanding at November 29, 2003, and May 31, 2003, respectively	18	18
Additional paid-in capital	188,470	188,275
Deferred compensation	(835)	(976)
Retained deficit	(12,917)	(12,856)
Accumulated other comprehensive income	6,696	5,714

Total stockholders’ equity	181,432	180,175

Total liabilities and stockholders’ equity	$229,480	$237,784

See accompanying notes to condensed consolidated financial statements.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 29,	NOVEMBER 30,	NOVEMBER 29,	NOVEMBER 30,
	2003	2002	2003	2002

Retail sales	$23,681	$21,872	$60,478	$56,274
National sales	23,872	19,243	77,763	74,812
International sales	17,630	18,388	55,629	51,448

Net sales	65,183	59,503	193,870	182,534
Cost of sales	33,737	31,240	103,659	103,300

Gross profit	31,446	28,263	90,211	79,234
Operating Expenses:
Retail	15,439	15,681	32,078	32,044
Marketing, advertising and promotion	5,851	5,702	15,695	16,365
Selling, distribution and administrative	13,526	11,147	29,879	25,889
Lease termination costs	1,921	—	3,892	—
Amortization of intangible assets	92	177	258	365

Total operating expenses	36,829	32,707	81,802	74,663
Income (loss) from operations	(5,383)	(4,444)	8,409	4,571
Interest (income), net	(126)	(157)	(185)	(425)
Other (income) expense, net	453	(502)	376	260

Income (loss) from continuing operations before income taxes and minority interest	(5,710)	(3,785)	8,218	4,736
Income tax (benefit) expense	399	(1,075)	1,708	1,506
Minority interest	417	594	1,483	965

Income (loss) from continuing operations	(6,526)	(3,304)	5,027	2,265
Loss from discontinued operations, net of tax	(163)	(362)	(5,088)	(510)

Net income (loss)	$(6,689)	$(3,666)	$(61)	$1,755

Earnings (loss) per share information:
Basic:
Income (loss) from continuing operations	$(0.36)	$(0.18)	$0.28	$0.13
Loss from discontinued operations	(0.01)	(0.02)	(0.28)	(0.03)

Net income (loss)	$(0.37)	$(0.20)	$0.00	$0.10

Basic weighted average common shares outstanding	17,852	17,910	17,840	18,038
Diluted:
Income (loss) from continuing operations	$(0.36)	$(0.18)	$0.28	$0.13
Loss from discontinued operations	(0.01)	(0.02)	(0.28)	(0.03)

Net income (loss)	$(0.37)	$(0.20)	$0.00	$0.10

Diluted weighted average common shares outstanding	17,852	17,910	17,840	18,184

See accompanying notes to condensed consolidated financial statements

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	TWENTY-SIX WEEKS ENDED

	NOVEMBER 29,	NOVEMBER 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$5,027	$2,265
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,873	5,039
Stock-based compensation expense	141	139
Net loss on disposal of equipment	22	26
Non-cash lease termination costs	(177)	—
Minority share of income	1,483	965
Provision for losses on accounts receivable	309	661
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(8,828)	(3,551)
Inventories	21,581	3,557
Deferred income taxes	255	1,016
Prepaid expenses	959	5,708
Other assets	(432)	(24)
Accounts payable	(8,291)	(5,306)
Accrued liabilities	1,796	(3,124)
Lease termination liabilities	(4,502)	—
Income taxes payable	3,631	3,855

Net cash provided by continuing operations	16,847	11,226
Net cash used in discontinued operations	(6,816)	(131)

Net cash provided by operating activities	10,031	11,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,839)	(6,372)
Investments in other companies	(497)	(1,043)
Purchases of marketable debt securities	—	(1,006)
Maturities of marketable debt securities	—	2,746
Sales of marketable debt securities	—	22,232
Proceeds from repayment of note receivable	5,103	18
Proceeds from sale of investments	—	75

Net cash provided by investing activities	1,767	16,650

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(909)	(178)
Consolidated subsidiary dividends paid to minority shareholders	(814)	(734)
Proceeds from issuance of common stock	195	18
Repurchases of common stock	—	(2,184)

Net cash used in financing activities	(1,528)	(3,078)
Effect of exchange rate changes on cash and cash equivalents	758	956

Net increase (decrease) in cash and cash equivalents	11,028	25,623
Cash and cash equivalents, beginning of period	52,844	28,447

Cash and cash equivalents, end of period	$63,872	$54,070

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$130	$215
Income taxes paid (refund)	$(1,964)	$(3,012)

See accompanying notes to condensed consolidated financial statements

VANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     Vans is a leading global action sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories. Action sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year-old participants, enthusiasts and emulators of the action sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating action sports entertainment events and venues, such as the VANS Triple Crown™ Series, VANS skateparks and the VANS High Cascade Snowboard Camp®, sponsoring professional and amateur athletes and the VANS Warped Tour®, as well as advertising in targeted print and television media.

     We operate retail stores in the U.S. and Europe, and design, market and distribute active-casual footwear, apparel and accessories, performance footwear for action sports, snowboard boots, conventional snowboard boot bindings under our AGENCY™ brand, step-in snowboard boot bindings under our SWITCH® brand, and outerwear worldwide. We also offer the PRO-TEC® line of protective helmets and pads through our wholly-owned subsidiary, Pro-tec, Inc.

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

Revenue Recognition

     Retail sales consist solely of sales through our U.S. retail stores and skatepark sessions and concessions. National sales include all U.S. sales except sales through our U.S. retail stores. International sales include all foreign sales as well as sales through the seven European stores we operated through the end of the second quarter of Fiscal 2004.

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

Other Assets

     At May 31, 2003, other assets included a note receivable of $5.1 million, for which payment was received in July 2003.

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

     Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable in each jurisdiction for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

     The per share fair value of stock options granted in connection with stock option plans has been estimated with the following weighted average assumptions:

	FISCAL 2004	FISCAL 2003

Expected life (in years)	5	5
Volatility	0.74	0.75
Risk-free interest rate	2.9%	2.3%
Dividend yield	0.0%	0.0%

     The results of applying the requirements of the disclosure-only alternative to SFAS 123 to our stock-based awards to employees would approximate the following (in thousands, except per share data):

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 29,	NOVEMBER 30,	NOVEMBER 29,	NOVEMBER 30,
	2003	2002	2003	2002

Net income (loss) – as reported	$(6,689)	$(3,666)	$(61)	$1,755
Add: Stock-based compensation expense included in net income – as reported	—	—	—	—
Deduct: Stock-based compensation expense determined under fair value method	(454)	(261)	(895)	(471)

Net income (loss) – pro forma	$(7,143)	$(3,927)	$(956)	$1,284

Basic earnings (loss) per share – as reported	$(0.37)	$(0.20)	$0.00	$0.10

Basic earnings (loss) per share – pro forma	$(0.40)	$(0.22)	$(0.05)	$0.07

Diluted earnings (loss) per share – as reported	$(0.37)	$(0.20)	$0.00	$0.10

Diluted earnings (loss) per share – pro forma	$(0.40)	$(0.22)	$(0.05)	$0.07

     For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the vesting period of the underlying instruments.

Reclassifications

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As a result of the implementation of SFAS 146, the accounting for amounts recorded in connection with our decision to substantially exit the skatepark business was materially impacted. Under the guidance of EITF 94-3, we would have recorded as an expense during the year ended May 31, 2003 (the period in which management committed to an exit plan for the skateparks), an estimate of certain costs that would be directly incurred in connection with skatepark closures. The most significant element of these costs is lease termination charges. With the implementation of SFAS 146, costs associated with exit activities are to be recorded in the period in which they are incurred. In the case of lease termination costs, this is the period in which we enter into an agreement with the landlord. Accordingly, our consolidated results of operations include lease termination charges in the periods in which we entered into an agreement. Additionally, other direct costs associated with closing skateparks will be expensed in future periods as they are incurred.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no material financial impact to our consolidated financial statements. We have provided the additional disclosures required by SFAS 148 for the thirteen and twenty-six week periods ended November 29, 2003, and November 30, 2002, elsewhere in Note 1.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after December 15, 2003. We will adopt the provisions of FIN 46 in the quarter ending February 28, 2004, for existing entities that are within the scope of this Interpretation. The statement also has disclosure requirements, some of which are required to be included in financial statements issued after January 31, 2003. Since we do not currently have any variable interest entities, the adoption of the provisions of FIN 46 is not expected to have a material impact on our financial position or results of operations.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Goodwill and Identifiable Intangible Assets

     The following table summarizes our identifiable intangible assets and goodwill balances as of November 29, 2003, and May 31, 2003:

	NOVEMBER 29, 2003		MAY 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Intangible assets subject to amortization:
Trademarks and patents	$5,152	$(1,141)	$5,140	$(938)
Other	886	(496)	886	(440)

Total	$6,038	$(1,637)	$6,026	$(1,378)

	NOVEMBER	MAY
	29, 2003	31, 2003

	(In thousands)
Carrying amount of intangible assets not subject to amortization:
Goodwill	$32,089	$31,702
Trademarks	10,885	10,885

Total	$42,974	$42,587

     Goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.2 million associated with the acquisition of Mosa Extreme Sports, Inc., now known as Pro-tec, Inc. (“Pro-tec”); $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited), our U.K. distributor; $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour®; $2.1 million associated with the acquisition of Compagnie Sunspot SA (“Sunspot”), our sales agent for France; and $400,000 associated with the acquisition of certain assets and liabilities of Max MadHouse GmbH (“Max MadHouse”), our exclusive sales agent for Germany, Austria and the Czech Republic.

     Amortization expense for intangible assets subject to amortization was $92,000 and $177,000 for the thirteen week periods ended November 29, 2003, and November 30, 2002, respectively and $258,000 and $365,000 for the twenty-six week periods ended November 29, 2003, and November 30, 2002, respectively. Future estimated amortization expense for the remainder of Fiscal 2004, the next four years and thereafter is as follows (in thousands):

FISCAL YEAR ENDING MAY 31,:
2004	$186
2005	446
2006	446
2007	439
2008	366
Thereafter	2,518

$4,401

Computation of Earnings Per Share

     Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. The reconciliations of basic to diluted weighted average shares are as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 29,	NOVEMBER 30,	NOVEMBER 29,	NOVEMBER 30,
	2003	2002	2003	2002

	(In thousands)
Weighted average shares used in basic computation	17,852	17,910	17,840	18,038
Restricted stock grant	—	—	—	87
Dilutive stock options	—	—	—	59

Weighted average shares used for dilutive computation	17,852	17,910	17,840	18,184

     The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 29,	NOVEMBER 30,	NOVEMBER 29,	NOVEMBER 30,
	2003	2002	2003	2002

	(In thousands)
Restricted stock grants	62	84	65	—
Stock options	2,095	2,204	2,133	1,370

Other Comprehensive Income

     Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. Accumulated other comprehensive income is comprised of: (i) unrealized gains and losses on derivative instruments qualifying as cash flow hedges; and (ii) foreign currency translation adjustments. The components of other comprehensive income for the thirteen and twenty-six week periods ended November 29, 2003, and November 30, 2002, were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 29,	NOVEMBER 30,	NOVEMBER 29,	NOVEMBER 30,
	2003	2002	2003	2002

	(In thousands)
Net income (loss)	$(6,689)	$(3,666)	$(61)	$1,755
Other comprehensive income:
Derivatives qualifying as hedges, net of tax:
Net derivative loss	(1,226)	(65)	(600)	(455)
Reclassifications to expense	116	208	453	146
Foreign currency translation adjustments	4,637	302	1,128	2,133

Total comprehensive income (loss)	$(3,162)	$(3,221)	$920	$3,579

3. ACQUISITIONS

     On June 1, 2003, we acquired certain assets and liabilities of Max MadHouse for initial cash consideration of $117,000. The assets and liabilities acquired constituted what was formerly the business of our exclusive sales agent for Germany, Austria and the Czech Republic. The consideration for the acquisition was attributed to acquired identifiable net assets and goodwill. In addition to the initial purchase price paid, we are required to pay additional cash consideration based on the level of sales achieved by the acquired business over the three-year period ending May 31, 2006. Although the aggregate amount of additional consideration to be paid cannot yet be determined, we currently estimate that $500,000 will be paid in the current fiscal year and an aggregate of $1 million in additional consideration may be required. Any such additional consideration will be allocated to goodwill.

     On June 11, 2002, we acquired 100% of the outstanding capital stock of Sunspot for cash consideration of $2.9 million. During the first quarter of Fiscal 2004, an additional $873,000 was paid as a result of the sales levels achieved by Sunspot during the year ended May 31, 2003. Of the total purchase consideration paid to date, $1.7 million was allocated to identifiable acquired assets and liabilities on the acquisition date and the remaining $2.1 million has been allocated to goodwill. In addition, we are required to pay additional cash consideration in connection with this acquisition based on the level of sales achieved by Sunspot through June 11, 2007. Although the aggregate amount of additional consideration to be paid cannot yet be determined, we currently estimate that $1 million will be paid in the current fiscal year and an aggregate of $4.4 million in additional consideration may be required. Any such additional consideration will be allocated to goodwill.

     Had the acquisitions of Max MadHouse and Sunspot occurred on June 1, 2002, our results of operations for the thirteen week and twenty-six week periods ended November 29, 2003, and November 30, 2002, would not have differed materially from our reported results of operations for these periods.

     Additionally, in connection with our acquisition of Pro-tec on April 15, 2002, the acquisition agreement provides for additional consideration of up to $1.0 million to be paid by us if certain performance criteria are met during Fiscal 2004. Such additional consideration, if earned, will be paid either in cash or unrestricted shares of our common stock and will be allocated to goodwill.

4. COMMITMENTS AND CONTINGENCIES

Litigation

     Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, et al, Superior Court for the County of Los Angeles, Case No. BC27031. The allegations we have made in this case, the companion arbitration, and the resulting arbitration award are described in our Annual Report on Form 10-K for Fiscal 2003, which is filed with the Securities and Exchange Commission. No material changes in the status of these matters have occurred since the filing of our Form 10-K for Fiscal 2003, and no amounts have been recorded in our condensed consolidated financial statements in connection with this matter.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, Case No. 01110315. This lawsuit was filed against Vans, one of Vans’ current executive officers, one of its former executive officers, and certain other individuals and entities on December 6, 2002, in connection with a lawsuit filed by us against the plaintiff, her husband and other individuals and entities in which we alleged that they engaged in a conspiracy to obtain unauthorized payments from certain of our factories in China. Mrs. Brabson alleged causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. An agreement to settle this case was reached in the first quarter of Fiscal 2004, and settlement documents are still being finalized. The terms of the settlement are confidential; however, no amounts have been recorded in the accompanying condensed consolidated financial statements in connection with this matter. The settlement of this case will not have a material adverse impact on our results of operations or financial condition.

     Franklin C. Ferrana a/k/a Nikki Sixx vs. Vans, Inc., High Speed Productions, Inc. d/b/a Thrasher Magazine, Superior Court for the County of Los Angeles, Case No. BC303262. This lawsuit was filed on September 30, 2003, and alleges that Vans and Thrasher Magazine misappropriated the image of the plaintiff in an advertisement. The complaint seeks compensatory damages in excess of $1.0 million, disgorgement of profits, and punitive damages. In the second quarter of Fiscal 2004 we filed an answer in this matter denying the plaintiff’s allegations and asserting numerous affirmative defenses. The parties are currently engaged in discovery.

     From time to time, we are involved in legal proceedings arising in the ordinary course of business. Management does not currently expect that any of the legal proceedings in which we are currently involved will have a material adverse impact on results of operations or financial condition.

Derivatives and Hedging

     We are exposed to foreign currency risk primarily through our wholly-owned subsidiaries, Vans Europe BV (“VEBV”), whose functional currency is the euro, and Vans Inc. Limited (“VIL”), whose functional currency is the British sterling. This currency risk is primarily related to purchases of inventory by our subsidiaries which are priced and settled in U.S. dollars. To hedge this risk, our subsidiaries enter into cash flow hedges of forecasted inventory purchases, thereby fixing the cost of the product and the associated gross margins in their functional currency. As of November 29, 2003, our subsidiaries hedged approximately 70% of forecasted inventory purchases through the first quarter of Fiscal 2005.

     At November 29, 2003, we also had foreign currency forward contracts outstanding to purchase U.S. dollars using Japanese yen. These contracts were entered into to hedge projected future cash flows in connection with certain royalty payments to be received from our licensee for Japan during the remainder of Fiscal 2004.

     The following is a summary of outstanding foreign currency forward contracts at November 29, 2003 (in thousands, except contract rates):

			AGGREGATE FAIR	NET UNREALIZED
CURRENCY	AGGREGATE	AVERAGE	VALUE OF FORWARD	LOSSES IN OTHER
HEDGED	NOTIONAL VALUE	CONTRACT RATE	CONTRACT LIABILITY	COMPREHENSIVE INCOME

Euro	$17,700	1.14 dollars per euro	$(903)	$765
Yen	$1,490	110.88 yen per dollar	$(22)	$24

	$19,190		$(925)	$789

     In addition to hedging inventory purchases and royalties, we may also hedge other foreign currency cash flow and balance sheet exposures as they are identified.

     Net unrealized losses on foreign exchange contracts at November 29, 2003, were included in accumulated other comprehensive income and are expected to be reclassified into earnings within the next ten months as the related underlying transactions affect earnings. Actual amounts ultimately reclassified to earnings are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature.

Inventory purchase commitments.

     At November 29, 2003, we had firm commitments to purchase inventory in the amount of $28.7 million. These commitments included contingent liabilities under open letters of credit with foreign suppliers aggregating $637,000.

5. DISCONTINUED OPERATIONS

     In Fiscal 2003 we made the decision to substantially exit the skatepark business. This decision was driven by the proliferation of large, free public skateparks that have been constructed in close proximity to our skateparks over the past three years, and which adversely affected attendance and revenues at our skateparks. When the decision to substantially exit the skatepark business was made, we operated 11 skateparks and were party to a lease for the construction of an additional park to be opened in Sacramento, California in Fiscal 2004. Our skatepark in Bakersfield, California was closed in February 2003, before we made the decision to substantially exit the skatepark business.

     As of November 29, 2003, we have closed four skateparks: Bakersfield, California; Denver, Colorado; Phoenix, Arizona; and Atlanta, Georgia. The Denver, Phoenix and Atlanta parks closed during the first quarter of Fiscal 2004. Of the eight skateparks that we continue to operate, we have reached agreements with the landlords to close five of the parks generally over the next six to eighteen months. We have also reached agreements to significantly reduce the future rent under the leases for two of the three parks we expect to operate in the future.

     Upon the closure of each of our skateparks, the related operating results are recast as discontinued operations in the consolidated statements of operations for all periods presented. Accordingly, the four skateparks we have closed through November 29, 2003, are presented as discontinued operations in the accompanying condensed consolidated statements of operations.

     In addition to the four skateparks we have closed, our discontinued operations include the operating results of a Triple Crown specialty retail store that was closed during the second quarter of Fiscal 2004 as a result of underperformance. In connection with the closure of this store, we incurred pre-tax lease termination charges of $150,000, which are included within net loss from discontinued operations for the thirteen and twenty-six week periods ended November 29, 2003.

     Summarized operating results for our discontinued operations were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 29, 2003	NOVEMBER 30, 2002	NOVEMBER 29, 2003	NOVEMBER 30, 2002

		(In thousands)
Net sales	$141	$1,103	$1,325	$2,705
Gross profit	85	775	733	1,915
Lease termination costs	134	—	4,822	—
Net loss	$(163)	$(362)	$(5,088)	$(510)

     Our results from continuing operations for the thirteen and twenty-six week periods ended November 29, 2003, include pre-tax lease termination costs of $1.9 million and $3.9 million, respectively, which relate to lease termination agreements reached during Fiscal 2004 for skateparks that we continued to operate as of November 29, 2003. Our November 29, 2003 balance sheet included lease termination liabilities aggregating $3.8 million and liabilities held in connection with disposal activities aggregating $108,000, representing the portion of skatepark lease termination costs that had not yet been paid.

6. SEGMENT DISCLOSURES

     Our reportable segments are based on three distinct product sales channels: retail, national and international. The retail segment consists of U.S. retail operations, which include our domestic retail stores and skateparks. The national segment consists of all domestic operations outside of retail operations, which includes the domestic wholesale business, the VANS Warped Tour® and the VANS High Cascade Snowboard Camp®. The international segment includes the international wholesale business and European retail operations. The “Unallocated” category below represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activities and operating costs not directly attributable to any one segment. Corporate activities are comprised of certain centralized selling and distribution costs incurred in the worldwide distribution of our products as well as corporate administrative costs. Such costs aggregated $11.5 million and $9.0 million for the thirteen week periods ended November 29, 2003, and November 30, 2002, respectively, and $27.0 million and $24.0 million for the twenty-six week periods ended November 29, 2003, and November 30, 2002, respectively. Unallocated operating costs are comprised of a substantial portion of our marketing, advertising and promotional costs, which are incurred to promote brand awareness and which are not directly associated with any one sales channel. Our chief operating decision-maker evaluates the performance of our segments based on gross margin and direct operating profit, excluding such unallocated amounts.

     Summary information by segment follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 29,	NOVEMBER 30,	NOVEMBER 29,	NOVEMBER 30,
	2003	2002	2003	2002

		(In thousands)
Net sales:
Retail
Skateparks	$3,152	$3,393	$7,127	$7,926
Retail stores	20,529	18,479	53,351	48,348
National
Wholesale	23,727	19,098	66,590	64,456
Other	145	145	11,173	10,356
International	17,630	18,388	55,629	51,448

Total net sales	$65,183	$59,503	$193,870	$182,534

Gross profit:
Retail
Skateparks	$2,314	$2,480	$5,073	$5,878
Retail stores	11,002	10,102	29,041	26,270
National
Wholesale	9,759	7,534	24,803	23,432
Other	(32)	(20)	2,135	578
International	8,403	8,167	29,159	23,076

Total gross profit	$31,446	$28,263	$90,211	$79,234

Income (loss) from operations:
Retail
Skateparks	$(2,416)	$(967)	$(4,427)	$(881)
Retail stores	(1,918)	(2,521)	1,823	(52)
National
Wholesale	6,503	3,765	17,299	15,616
Other	(138)	(148)	1,785	287
International	4,113	4,463	18,902	13,592
Unallocated	(11,527)	(9,036)	(26,973)	(23,991)

Total income (loss) from operations	$(5,383)	$(4,444)	$8,409	$4,571

     Included in skatepark income (loss) from operations for the thirteen week and twenty-six week periods ended November 29, 2003, are lease termination costs of $1.9 million and $3.9 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion contains forward-looking statements about our revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like “believe,” “anticipate,” “expect,” “estimate,” “project,” or words similar to those. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the text and footnotes accompanying certain forward-looking statements, as well as those discussed under the caption “Risk Factors” on page 14 of our Annual Report on Form 10-K for the year ended May 31, 2003, which is filed with the Securities and Exchange Commission, and in our press release dated December 19, 2003.

GENERAL OVERVIEW

     Vans is a leading global action sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories. Action sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. Our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year-old participants, enthusiasts and emulators of the action sports culture. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include owning and operating action sports entertainment events and venues, such as the VANS Triple Crown™ Series, VANS skateparks and the VANS High Cascade Snowboard Camp®, sponsoring professional and amateur athletes and the VANS Warped Tour®, as well as advertising in targeted print and television media.

RECENT DEVELOPMENTS IN OUR EXIT FROM THE SKATEPARK BUSINESS

     As previously disclosed by us, in Fiscal 2003 we made the decision to substantially exit the skatepark business. This decision was driven by the proliferation of large, free public skateparks that have been constructed in close proximity to our skateparks over the past three years, and which adversely affected attendance and revenues at our skateparks. When the decision to substantially exit the skatepark business was made, we operated 11 skateparks and were party to a lease for the construction of an additional park to be opened in Sacramento, California in Fiscal 2004. Our skatepark in Bakersfield, California was closed in February 2003, before we made the decision to substantially exit the skatepark business.

     As of November 29, 2003, we have closed four skateparks: Bakersfield, California; Denver, Colorado; Phoenix, Arizona; and Atlanta, Georgia. The Denver, Phoenix and Atlanta parks closed in the first quarter of Fiscal 2004. Of the eight skateparks that we continue to operate, we have reached agreements with the landlords to close five of the parks. Additionally, in the second quarter of Fiscal 2004 we reached agreements to significantly reduce the future rent payments under the leases for two of the three parks we expect to operate in the future. We currently plan to keep open three skateparks primarily to promote brand awareness, and we expect that all other parks will be closed generally over the next six to eighteen months.

     Our operating results for the second quarter of Fiscal 2004 include pre-tax lease termination costs of $1.9 million related to two skatepark lease termination agreements that were reached during the quarter for parks that we continued to operate as of November 29, 2003; and our operating results for the first six months of Fiscal 2004 include pre-tax lease termination costs of $3.9 million related to three lease termination agreements that were reached during such period for parks that we continued to operate as of November 29, 2003. As discussed further in Note 5 to the Condensed Consolidated Financial Statements, the operating results for closed skateparks are presented as discontinued operations beginning in the period the skatepark is closed.

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

     Goodwill. Goodwill is tested for impairment annually as of March 31 at the reporting unit level unless a change in circumstances indicates more frequent impairment analysis is required. Impairment, if any, is measured in part based on the estimated fair value of the reporting units with the recorded goodwill. Fair value is determined by using a combination of techniques, such as the traditional present value approach, the expected cash flow approach, and the multiple of earnings approach. The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our current budget and our strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rate we estimate to represent our cost of funds. Goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.2 million associated with the acquisition of Pro-tec; $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited); $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour; $2.1 million associated with our acquisition of Sunspot; and $400,000 associated with the acquisition of certain assets and liabilities of Max MadHouse.

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

     We have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of our U.S. entities exceed our current expectations, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This would result in additional income tax expense being recorded. Because the determination of foreign earnings as indefinitely reinvested offshore involves future plans and expectations, there is a possibility that amounts determined to be indefinitely reinvested offshore may vary from our current expectations, thereby affecting future income tax expense.

     On an interim basis, we separately estimate what our effective tax rate will be domestically and internationally for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate for each of these jurisdictions. As the fiscal year progresses, we refine our estimate based upon actual events and earnings by jurisdiction during the year. This estimation process can result in significant changes to our expected effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected domestic and international annual rates.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED

	NOVEMBER 29,	NOVEMBER 30,	NOVEMBER 29,	NOVEMBER 30,
	2003	2002	2003	2002

Retail sales	36.3%	36.8%	31.2%	30.8%
National sales	36.6	32.3	40.1	41.0
International sales	27.1	30.9	28.7	28.2

Net sales	100.0	100.0	100.0	100.0
Cost of sales	51.8	52.5	53.5	56.6

Gross profit	48.2	47.5	46.5	43.4
Operating expenses:
Retail	23.7	26.4	16.5	17.6
Marketing, advertising and promotion	9.0	9.6	8.1	9.0
Selling, distribution and administrative	20.8	18.7	15.4	14.2
Lease termination costs	2.9	0.0	2.0	0.0
Amortization of intangibles	0.1	0.3	0.1	0.2

Total operating expenses	56.5	55.0	42.2	40.9

Income (loss) from operations	(8.3)	(7.5)	4.3	2.5
Interest (income), net	(0.2)	(0.3)	(0.1)	(0.2)
Other (income) expense, net	0.7	(0.8)	0.2	0.1

Income (loss) from continuing operations before income taxes and minority interest	(8.8)	(6.4)	4.2	2.6
Income tax (benefit) expense	0.6	(1.8)	0.9	0.8
Minority interest	0.6	1.0	0.7	0.5

Income (loss) from continuing operations	(10.0)	(5.6)	2.6	1.3
Loss from discontinued operations, net of tax	(0.3)	(0.6)	(2.6)	(0.3)
Net income (loss)	(10.3)%	(6.2)%	0.0%	1.0%

QUARTERLY PERIOD ENDED NOVEMBER 29, 2003 (“Q2 FISCAL 2004”), AS COMPARED TO QUARTERLY PERIOD ENDED NOVEMBER 30, 2002 (“Q2 FISCAL 2003”)

Net Sales

     Net sales for Q2 Fiscal 2004 increased 9.5% to $65.2 million from $59.5 million for Q2 Fiscal 2003 and included a 15.2% year-over-year increase in comparable store sales worldwide (excluding merchandise revenues from skateparks expected to be closed and revenues from concessions and skate sessions at all of our skateparks). The sales increase was the net effect of increases in National and Retail sales, favorable variances in foreign exchange rates partially offset by a decrease in International sales, as discussed below.

     Retail. Retail sales, which consist solely of sales through our U.S. retail stores and skatepark sessions and concessions, increased 8.3% to $23.7 million in Q2 Fiscal 2004 from $21.9 million in Q2 Fiscal 2003. This increase was driven by a 14.0% year-over-year increase in comparable U.S. store sales (excluding merchandise revenues from skateparks expected to be closed and revenues from concessions and skate sessions at all of our skateparks). The comparable store sales increase was fueled by growth in women’s and kid’s footwear, as well as apparel, with the largest percentage increase from our women’s footware line. Comparable revenues from concessions and skate sessions at our skateparks declined 21.9% year-over-year.

     During Q2 Fiscal 2004, we reduced our U.S. retail store count to 149 total stores as a result of the closing of four stores. No skateparks were closed during Q2 Fiscal 2004. As discussed above under the caption “Recent Developments In Our Exit from the Skatepark Business,” we currently plan to keep open three skateparks, primarily to promote brand awareness, and we expect that all other parks will be closed generally over the next six to eighteen months.

     National. National sales, which include all U.S. sales except sales through our U.S. retail stores, increased 24.1% to $23.9 million in Q2 Fiscal 2004 from $19.2 million in Q2 Fiscal 2003. This increase was primarily due to a 3.2% increase in average selling prices year-over-year and an 18.9% increase in units sold, which resulted from a greater-than-expected level of at-once orders for the quarter. The strongest increases in unit sales were in our women’s footwear business.

     International. International sales, which include sales through our European stores, decreased 4.1% to $17.6 million in Q2 Fiscal 2004 from $18.4 million in Q2 Fiscal 2003. This decrease was primarily due to a $400,000 decrease in European sales and an approximately $600,000 decrease in sales in Mexico and South America, partially offset by a $200,000 increase in Canadian sales. The $400,000 sales decrease in Europe resulted from a $1.7 million decrease in sales on a constant-dollar basis, partially offset by a $1.3 million favorable variance in exchange rates relating to our direct operations in Europe. Sales by such operations are made in euros and British sterling and benefited from the weakening U.S. dollar during the quarter. The sales decline in Europe resulted from a 32.4% decrease in units sold, primarily due to a shift in shipments from Q2 Fiscal 2004 to Q1 Fiscal 2004 as compared to the comparable periods in the prior year, and an ongoing shift in fashion trends in Europe from skate-oriented footwear to fashionable athletic footwear.

Gross Profit

     Gross profit increased 11.3% to $31.4 million in Q2 Fiscal 2004 from $28.3 million in Q2 Fiscal 2003. As a percentage of net sales, gross profit increased to 48.2% for Q2 Fiscal 2004, versus 47.5% for Q2 Fiscal 2003 as a result of improved gross margins in the national and international sales channels, partly offset by decreased retail gross margins. Domestically, retail gross profit decreased as a percentage of sales from 57.6% in Q2 Fiscal 2003 to 56.2% in Q2 Fiscal 2004 as a result of decreased skatepark session revenues and decreased average selling prices, primarily due to the turnover of slow-moving inventory. National gross profits increased as a percentage of sales from 39.0% in Q2 Fiscal 2003 to 40.7% in Q2 Fiscal 2004 largely due to increased average selling prices in Q2 Fiscal 2004 and a reduction in wholesale markdowns versus those taken in Q2 Fiscal 2003. Internationally, gross profit increased as a percentage of sales from 44.4% in Q2 Fiscal 2003 to 47.7% in Q2 Fiscal 2004 driven primarily by favorable fluctuations in exchange rates between the euro and U.S. dollar.

Loss from Operations

     We incurred a loss from operations of $5.4 million in Q2 Fiscal 2004 versus $4.4 million in Q2 Fiscal 2003. Operating expenses in Q2 Fiscal 2004 increased 12.6% to $36.8 million versus $32.7 million in Q2 Fiscal 2003 largely due to $1.9 million of skatepark lease termination costs incurred in Q2 Fiscal 2004. See “Recent Developments in Our Exit from the Skatepark Business,” above. As a percentage of sales, operating expenses, excluding lease termination costs, decreased to 53.6% versus 55.0% a year ago. The material components of the decrease in operating expenses are discussed below.

     Retail. Retail expenses decreased slightly to $15.4 million in Q2 Fiscal 2004 versus $15.7 million in Q2 Fiscal 2003 primarily due to the net reduction of nine stores since the same period a year ago, partially offset by an increase in labor and related costs in order to support the increased retail sales volume discussed above.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 2.6% to $5.9 million in Q2 Fiscal 2004 from $5.7 million in Q2 Fiscal 2003, primarily due to increases in athlete sponsorships.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 21.3% to $13.5 million in Q2 Fiscal 2004 from $11.1 million in Q2 Fiscal 2003, primarily as a result of an increase in bonus expense of $1.2 million due to the likely achievement of performance targets for Fiscal 2004, and net increased costs of approximately $700,000 related to our European business. The net increase in costs related to our European business was a result of an approximately $500,000 increase related to changes in exchange rates between European currencies, primarily the euro, and the U.S. dollar and by approximately $200,000 in increased costs on a constant-dollar basis, which was primarily a result of the acquisition of Max MadHouse.

     Lease termination costs. Please see the discussion of these costs under the caption “Recent Developments in Our Exit from the Skatepark Business.”

     Amortization of intangibles. Amortization of intangibles decreased slightly to $92,000 in Q2 Fiscal 2004 compared to $177,000 in Q2 Fiscal 2003, as a result of certain assets acquired in the Pro-tec transaction being completely amortized in Fiscal 2003.

Interest (Income), Net

     Interest (income), net decreased to $126,000 in Q2 Fiscal 2004 from $157,000 in Q2 Fiscal 2003, primarily due to lower interest rates received on monies invested.

Other (Income) Expense, Net

     Other (income) expense, net, primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other (income) expense, net, decreased to $453,000 of expense for Q2 Fiscal 2004 from $502,000 of income for Q2 Fiscal 2003, primarily due to unfavorable fluctuations in foreign currency exchange rates in Europe and Mexico.

Income Tax Expense

     Income tax expense increased to $399,000 in Q2 Fiscal 2004 from a $1.1 million benefit in Q2 Fiscal 2003. The increase in income tax expense and related effect on our effective tax rate are attributable to no tax benefit being recognized against losses sustained by our U.S. operations in Q2 Fiscal 2004 offset by income tax expense provided against profits generated offshore. We have not recognized an income tax benefit related to losses generated by our U.S. operations as we expect such operations to generate a taxable loss for Fiscal 2004.

     In future periods, we expect our effective tax rate to fluctuate as the mix between taxable income or loss generated in the U.S. and foreign jurisdictions changes. In that regard, we expect our effective tax rate for Fiscal 2004 to be in the range of approximately 26% to 29%.* Additionally, due primarily to the closure of skateparks, we expect our net operating loss carryforwards to reach approximately $30 million. Since we anticipate providing a full valuation allowance against these net operating loss carryforwards, we expect our federal tax rate for U.S. earnings, if any, to be zero for the next few years, and our state tax rate for U.S. earnings, if any, to be seven percent.* See “Critical Accounting Policies – Taxes.”

*	Note: This is a forward-looking statement. Our actual effective tax rate, net operating loss carryforwards and valuation allowances against operating loss carryforwards could differ materially. Important factors that could cause such differences include, but are not limited to: (i) changes or expected changes to U.S. or international tax laws; and (ii) differences between our forecasted and actual operating results.

Minority Interest

     Minority interest decreased to $417,000 in Q2 Fiscal 2004 from $594,000 in Q2 Fiscal 2003, primarily as a result of decreased earnings from our Mexico subsidiary in Q2 Fiscal 2004.

Loss from Discontinued Operations, Net of Tax

     As discussed more fully above under the caption “Recent Developments in Our Exit from the Skatepark Business,” in Fiscal 2003 we made the decision to substantially exit the skatepark business. Discontinued operations for all periods presented include the results of operations for the four skateparks that had been closed as of August 30, 2003, and the closure of one Triple Crown specialty retail store during Q2 Fiscal 2004. Losses from discontinued operations decreased to $163,000 in Q2 Fiscal 2004 from $362,000 in Q2 Fiscal 2003 primarily as a result of losses incurred in Q2 Fiscal 2003 by the four skateparks that were closed prior to Q2 Fiscal 2004. As we close additional skateparks in the future, the related operating results will be recast as discontinued operations in the consolidated statements of operations for all periods presented.

TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 29, 2003 (“FISCAL 2004 SIX MONTHS”), AS COMPARED TO TWENTY-SIX WEEK PERIOD ENDED NOVEMBER 30, 2002 (“FISCAL 2003 SIX MONTHS”).

Net Sales

     Net sales for the Fiscal 2004 Six Months increased 6.2% to $193.9 million from $182.5 million for the Fiscal 2003 Six Months and included a 14.3% year-over-year increase in comparable store sales worldwide (excluding merchandise revenues from skateparks expected to be closed and revenues from concessions and skate sessions at all of our skateparks). The sales increase was the net effect of increases in Retail, National and International sales and favorable variances in foreign exchange rates as discussed below.

     Retail. Retail sales, which consist solely of sales through our U.S. retail stores and skatepark sessions and concessions, increased 7.5% to $60.5 million in the Fiscal 2004 Six Months from $56.3 million in the Fiscal 2003 Six Months. This increase was driven by a year-over-year increase in comparable U.S. store sales (excluding merchandise revenues from skateparks expected to be closed and revenues from concessions and skate sessions at all of our skateparks) of 13.3%. The comparable store sales increase was fueled by growth in our women’s and kids footwear lines as well as apparel. Comparable revenues from concessions and skate sessions at our eight skateparks declined 30.6% year-over-year.

     During the Fiscal 2004 Six Months, we reduced our U.S. retail store count to 149 total stores as a result of closing three skateparks and the net closing of five stores. As discussed above under the caption “Recent Developments In Our Exit from the Skatepark Business,” we currently plan to keep open three skateparks primarily to promote brand awareness, and we expect that all other parks will be closed generally over the next six to eighteen months.

     National. National sales, which include all U.S. sales except sales through our U.S. retail stores, increased 3.9% to $77.8 million in the Fiscal 2004 Six Months from $74.8 million in the Fiscal 2003 Six Months. This increase was primarily due to a 7.2% increase in units sold, partially offset by a 4.7% decrease in average selling prices year-over-year. The strongest increases in unit sales were in our women’s and kids footwear business. Additionally, we had an approximately $1.0 million or 11.6% year-over-year increase in revenues from the VANS Warped Tour®.

     International. International sales, which include sales through our European stores, increased 8.1% to $55.6 million in the Fiscal 2004 Six Months from $51.4 million in the Fiscal 2003 Six Months. This increase was primarily due to a $4.0 million increase in European sales and a $1.0 million increase in royalties from our licensee for Japan, partially offset by an approximately $700,000 decrease in sales in Central America. The $4.0 million sales increase in Europe resulted from a $4.7 million favorable variance in exchange rates relating to our direct operations in Europe, partially offset by a $700,000 decrease in sales on a constant-dollar basis. The sales decline resulted from a 3.6% decrease in units sold and a 6.0% decrease in local currency average selling prices.

Gross Profit

     Gross profit increased 13.9% to $90.2 million in the Fiscal 2004 Six Months from $79.2 million in the Fiscal 2003 Six Months. As a percentage of net sales, gross profit increased to 46.5% for the Fiscal 2004 Six Months, versus 43.4% for the Fiscal 2003 Six Months as a result of improved gross margins in the National and International sales channels. Domestically, retail gross profit as a percentage of sales was relatively flat at approximately 56.4% on a period-to-period basis. National gross profits increased as a percentage of sales from 32.6% in the Fiscal 2003 Six Months to 34.7% in the Fiscal 2004 Six Months largely due to increased margin contribution from the VANS Warped Tour® in the Fiscal 2004 Six Months and a reduction in wholesale markdowns versus those taken in the

Fiscal 2003 Six Months. Internationally, gross profit increased as a percentage of sales from 44.8% in the Fiscal 2003 Six Months to 52.3% in the Fiscal 2004 Six Months driven primarily by favorable fluctuations in exchange rates between the euro and U.S. dollar and increased license income from Japan.

Income from Operations

     We had income from operations of $8.4 million in the Fiscal 2004 Six Months versus $4.6 million in the Fiscal 2003 Six Months. Operating expenses in the Fiscal 2004 Six Months increased 9.6% to $81.8 million versus $74.7 million in the Fiscal 2003 Six Months largely due to $3.9 million of skatepark lease termination costs incurred in the Fiscal 2004 Six Months. See “Recent Developments in Our Exit from the Skatepark Business,” above. As a percentage of sales, operating expenses, excluding lease termination costs, decreased to 40.2% versus 40.9% a year ago. The material components of the decrease in operating expenses are discussed below.

     Retail. Retail expenses increased slightly to $32.1 million in the Fiscal 2004 Six Months versus $32.0 million in the Fiscal 2003 Six Months, primarily due to increased labor and related costs in order to support the increased retail stales volume discussed above, partially offset by cost savings resulting from the net closing of two stores since the beginning of Fiscal 2003.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses decreased 4.1% to $15.7 million in the Fiscal 2004 Six Months from $16.4 million in the Fiscal 2003 Six Months, primarily due to planned decreases in promotional activities related to trade shows and advertising costs.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 15.4% to $29.9 million in the Fiscal 2004 Six Months from $25.9 million in the Fiscal 2003 Six Months, primarily due to (i) net increased costs of approximately $1.2 million related to our European business, (ii) a $1.9 million increase in bonus expense due to the likely achievement of performance targets for Fiscal 2004, and (iii) $500,000 of employee severance costs incurred in Q1 Fiscal 2004 . The net increase in costs related to our European business was a result of an approximately $1.3 million increase related to changes in exchange rates between European currencies, primarily the euro, and the U.S. dollar.

     Lease termination costs. Please see the discussion of these costs under the caption “Recent Developments in Our Exit from the Skatepark Business.”

     Amortization of intangibles. Amortization of intangibles decreased slightly to $258,000 in the Fiscal 2004 Six Months compared to $365,000 in the Fiscal 2003 Six Months, as a result of certain assets acquired in the Pro-tec transaction being completely amortized in Fiscal 2003.

Interest (Income), Net

     Interest (income), net decreased to $185,000 in the Fiscal 2004 Six Months from $425,000 in the Fiscal 2003 Six Months, primarily due to lower interest rates received on monies invested.

Other (Income) Expense, Net

     Other (income) expense, net, primarily consists of royalty payments received from the non-footwear related licensing of our trademarks, exchange rate gains and losses, and rental income. Other (income) expense, net, increased to $376,000 of expense for the Fiscal 2004 Six Months from $260,000 of expense for the Fiscal 2003 Six Months, primarily due to unfavorable fluctuations in foreign currency exchange rates in Europe and Mexico and the non-recurrence of foreign currency transaction losses that occurred in Q1 Fiscal 2003 related to our business in Brazil and Argentina.

Income Tax Expense

     Income tax expense increased to $1.7 million in the Fiscal 2004 Six Months from $1.5 million in the Fiscal 2003 Six Months, as a result of increased income from continuing operations, offset by a lower effective tax rate. Our effective tax rate was 20.8% in the Fiscal 2004 Six Months versus 31.8% in the Fiscal 2003 Six Months. The decrease in our effective tax rate was due to the absence of U.S. taxes in the Fiscal 2004 Six Months and the impact of lower tax rates internationally in the Fiscal 2004 Six Months versus the Fiscal 2003 Six Months. We have not recognized an income tax benefit related to losses generated by our U.S. operations as we expect such operations to generate a taxable loss for Fiscal 2004.

     In future periods, we expect our effective tax rate to fluctuate as the mix between taxable income or loss generated in U.S. and foreign jurisdictions changes. In that regard, we expect our effective tax rate for Fiscal 2004 to be in the range of approximately 26% to 29%.* Additionally, due primarily to the closure of skateparks, we expect our net operating loss carryforwards to reach approximately $30 million. Since we anticipate providing a full valuation allowance against these net operating loss carryforwards, we expect our federal tax rate for U.S. earnings, if any, to be zero for the next few years, and our state tax rate for U.S. earnings, if any, to be seven percent.* See “Critical Accounting Policies – Taxes.”

Minority Interest

     Minority interest increased to $1.5 million in the Fiscal 2004 Six Months from $1.0 in the Fiscal 2003 Six Months, primarily as a result of increased income produced by the VANS Warped Tour®.

Loss from Discontinued Operations, Net of Tax

     As discussed more fully above under the caption “Recent Developments in Our Exit from the Skatepark Business,” in Fiscal 2003 we made the decision to substantially exit the skatepark business. Discontinued operations for all periods presented include the results of operations for the four skateparks that had been closed as of August 30, 2003, and the closure of a Triple Crown specialty retail store during Q2 Fiscal 2004. Losses from discontinued operations increased to $5.1 million in the Fiscal 2004 Six Months from $510,000 in the Fiscal 2003 Six Months primarily as a result of lease termination charges of $4.7 million incurred in connection with two of the three skateparks that were closed in the Fiscal 2004 Six Months. As we close additional skateparks in the future, the related operating results will be recast as discontinued operations in the consolidated statements of operations for all periods presented.

Liquidity and Capital Resources

Cash Flows

     We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. At November 29, 2003, we had $112.1 million in working capital and $63.9 million in cash and cash equivalents. This compares to working capital of $106.1 million and cash and cash equivalents of $52.8 million at May 31, 2003. Our working capital increased during the Fiscal 2004 Six Months primarily as a result of the receipt of $5.1 million in full payment of a note receivable held in connection with the sale of our former Orange, California manufacturing facility.

     During the Fiscal 2004 Six Months operating activities provided $10.0 million of cash, including a usage of $6.8 million of cash in connection with discontinued operations, versus $11.0 million of cash provided by operating activities in the Fiscal 2003 Six Months, which included cash usage of $131,000 from discontinued operations. The net increase in operating cash flow from continuing operations was the result of a $2.8 million increase in income from continuing operations, a higher reduction in inventory balances in the Fiscal 2004 Six Months compared to the same period last year, offset by a larger increase in accounts receivable, a smaller increase in prepaid expenses, and a reduction in lease termination liabilities in the Fiscal 2004 Six Months compared to the same period last year.

     Accounts receivable increased $8.7 million to $34.3 million during the Fiscal 2004 Six Months, and inventory levels decreased from $64.0 million at May 31, 2003, to $42.6 million at November 29, 2003, primarily due to the seasonal increase in our U.S. wholesale business in connection with the back-to-school selling season. Compared to a year ago, our inventory levels have decreased 7.2%. This decrease was the result of improved management of inventory levels and increased sales in our National and Retail business.

     In connection with our exiting the skatepark business, as more fully discussed under the caption “Recent Developments in Our Exit from the Skatepark Business,” in the Fiscal 2004 Six Months we had a net reduction of $4.5 million in lease termination liabilities as a result of the payment of lease termination costs for skateparks that we will be closing. In total, we paid $14.1 million during the Fiscal 2004 Six Months in connection with lease termination costs to exit the skatepark business. Of the amounts paid, $6.4 million

*	Note: This is a forward-looking statement. Our actual effective tax rate, net operating loss carryforwards and valuation allowances against operating loss carryforwards could differ materially. Important factors that could cause such differences include, but are not limited to: (i) changes or expected changes to U.S. or international tax laws; and (ii) differences between our forecasted and actual operating results.

related to skateparks classified as discontinued operations in the accompanying condensed consolidated financial statements. At November 29, 2003, our balance sheet included lease termination liabilities of $3.8 million and liabilities held in connection with disposal activities aggregating $108,000, which represents lease termination liabilities related to skateparks classified as discontinued operations.

     Investing activities provided cash of $1.8 million in the Fiscal 2004 Six Months primarily as a result of the repayment of the $5.1 million note receivable described above. This was partially offset by $2.8 million in capital expenditures and approximately $497,000 paid in connection with the purchase of certain of the assets and liabilities of Max MadHouse. In the Fiscal 2003 Six Months, investing activities provided $16.7 million, due mainly to net sales of marketable debt securities of $24.0 million, offset by capital expenditures of $6.4 million and approximately $1.0 million paid in connection with the acquisition of Sunspot. Capital expenditures were higher in the Fiscal 2003 Six Months than in the Fiscal 2004 Six Months as a result of new retail store and skatepark openings.

     Cash used in financing activities was $1.5 million in the Fiscal 2004 Six Months, which was primarily the net result of cash outflows of $909,000 for net repayments of long-term debt and $814,000 in dividends paid to a minority shareholder of one of our subsidiaries, partially offset by $195,000 in proceeds from the issuance of common stock. In the Fiscal 2003 Six Months, financing activities used $3.1 million in cash, primarily consisting of $2.2 million in net cash outflows to purchase common stock pursuant to our stock repurchase program, $178,000 in net repayments of long-term debt, and $734,000 in dividends paid to the minority shareholder of one of our subsidiaries.

The following table summarizes our contractual payment obligations and commitments as of November 29, 2003:

	PAYMENT OBLIGATIONS BY FISCAL YEAR (IN THOUSANDS)

	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

Operating leases	$6,455	$11,808	$10,578	$10,078	$7,933	$20,445	$67,297
Long-term debt	109	1,240	5	5	5	250	1,614
Athlete license agreements	1,032	916	399	142	—	—	2,489

Total	$7,596	$13,964	$10,982	$10,225	$7,938	$20,695	$71,400

     At November 29, 2003, we had firm commitments to purchase inventory in the amount of $28.7 million during the third and fourth quarters of Fiscal 2004. These commitments included contingent liabilities under open letters of credit with foreign suppliers aggregating $637,000.

Borrowings

     We maintain a $20.0 million credit facility, which enables us to obtain advances for the issuance of commercial letters of credit and standby letters of credit. Outstanding letters of credit are secured by our cash balances. This facility matures on May 1, 2004. As of November 29, 2003, $637,000 in open commercial letters of credit were outstanding under this facility.

     Vans Latinoamericana, our subsidiary for Mexico, maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At November 29, 2003, the aggregate outstanding balance under the note was $1.2 million.

Share Repurchase Program

     On September 21, 2001, we adopted a 1.0 million share repurchase program. Through the date of this report, we have repurchased 555,700 shares under the program for an aggregate of $3.3 million. We did not repurchase any stock under the program in the Fiscal 2004 Six Months.

Capital Expenditures

     Our future commitments for capital expenditures are primarily related to the opening and remodeling of retail stores. We plan to open three stores and remodel, re-size or relocate eight existing stores during the remainder of Fiscal 2004. We estimate the aggregate cost of these openings, remodels and relocations to be approximately $1.9 million.

Capital Resources

     Our liquid asset position at November 29, 2003, consisted of cash and cash equivalents of $63.9 million. This compares to cash and cash equivalents of $52.8 million at May 31, 2003. We believe our capital resources will be sufficient to fund our operations and capital expenditures and anticipated growth plan for the foreseeable future.* Approximately $36.6 million of our liquid asset position as of November 29, 2003, is held by European subsidiaries of Vans and could be subject to U.S. income taxes if it is repatriated to Vans.

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

     As a result of the implementation of SFAS 146, the accounting for amounts recorded in connection with our decision to substantially exit the skatepark business was materially impacted. Under the guidance of EITF 94-3, we would have recorded as an expense during the year ended May 31, 2003 (the period in which management committed to an exit plan for the skateparks), an estimate of certain costs that would be directly incurred in connection with skatepark closures. The most significant element of these costs is lease termination charges. With the implementation of SFAS 146, costs associated with exit activities are to be recorded in the period in which they are incurred. In the case of lease termination costs, this is the period in which we enter into an agreement with the landlord. Accordingly, our consolidated results of operations include lease termination charges in the periods in which we entered into an agreement. Additionally, other direct costs associated with closing skateparks will be expensed in future periods as they are incurred.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no material financial impact to our consolidated financial statements. We have provided the additional disclosures required by SFAS 148 for the thirteen and twenty-six week periods ended November 29, 2003, and November 30, 2002, in Note 1 to the Condensed Consolidated Financial Statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after December 15, 2003. We will adopt the provisions of FIN 46 in the quarter ending February 28, 2004, for existing entities that are within the scope of this Interpretation. The statement also has disclosure requirements, some of which are required to be included in financial statements issued after January 31, 2003. Since we do not currently have any variable interest entities, the adoption of the provisions of FIN 46 is not expected to have a material impact on our financial position or results of operations.

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended November 29, 2003, and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the

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

UNAUDITED CONSOLIDATED QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED				QUARTER ENDED

	NOVEMBER 29,	AUGUST 30,	MAY 31,	MARCH 1,	NOVEMBER 30,	AUGUST 31,	MAY 31,	MARCH 2,
	2003	2003	2003	2003	2002	2002	2002	2002

STATEMENT OF OPERATIONS DATA:
Net sales	$65,183	$128,687	$62,373	$80,769	$59,503	$123,031	$62,464	$80,253
Gross profit	31,446	58,765	29,224	38,188	28,263	50,971	25,073	36,392
Asset impairment charges	—	—	1,213	12,509	—	—	1,612	—
Goodwill impairment charges	—	—	4,550	—	—	—	—	—
Lease termination charges	1,921	1,971	7,893	—	—	—	—	—
Income (loss) from continuing operations	(6,526)	11,553	(19,542)	(7,245)	(3,304)	5,569	(11,023)	600
Income (loss) from discontinued operations, net of tax	(163)	(4,925)	(3,034)	(1,961)	(362)	(148)	(3,911)	(117)
Net income (loss)	$(6,689)	$6,628	$(22,576)	$(9,206)	$(3,666)	$5,421	$(14,934)	$483
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	48	46	47	47	47	41	40	45
Asset impairment charges	0	0	2	15	0	0	3	0
Goodwill impairment charges	0	0	7	0	0	0	0	0
Lease termination charges	3	2	13	0	0	0	0	0
Income (loss) from continuing operations	(10)	9	(31)	(9)	(6)	5	(18)	1
Income (loss) from discontinued operations, net of tax	0	(4)	(5)	(2)	(1)	0	(6)	0
Net income	(10)	5	(36)	(11)	(6)	4	(24)	1
Comparable store sales Increase (decrease)	15.2%	13.7%	9.0%	(6.6)%	(9.3)%	(4.9)%	(7.4)%	(5.1)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to our cash and cash equivalents. At November 29, 2003, we held $63.9 million in cash and cash equivalents. Cash equivalents consist of highly liquid investments in federal treasury securities, commercial paper and money market time deposits with original maturities of three months or less. Due to the relatively short-term nature of our cash equivalents, cost approximates fair value. We do not use derivative or other financial instruments to hedge interest rate risks. A 1% decline in the annual yield on cash and cash equivalents would decrease our interest income by approximately $639,000.

Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a consequence, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe, Mexico and Japan.

     Our primary foreign exchange risk arises from purchases of inventory in U.S. dollars by our European subsidiaries, whose functional currencies are the euro and British sterling. To hedge this risk, we utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to 12 months. We generally hedge a substantial portion of our projected exposure from inventory purchases for the coming six to 12 months. As of November 29, 2003, we had $17.7 million outstanding in foreign exchange forward contracts to hedge the euro against the U.S. dollar, at an average contract rate of $1.14 per euro.

     At November 29, 2003, we also had $1.5 million outstanding in foreign currency forward contracts to purchase U.S. dollars using Japanese yen at an average contract rate of 110.9 yen per U.S. dollar. These forward contracts were entered into to hedge projected future cash flows in connection with certain royalty payments to be received from our licensee for Japan during the remainder of Fiscal 2004.

     Net unrealized gains/losses on foreign exchange contracts at November 29, 2003, aggregated a loss of $789,000, all of which is included in accumulated other comprehensive income and is expected to be reclassified into earnings within the next 12 months as the inventory related to the foreign exchange contacts is sold.

     In addition to hedging inventory purchases and royalties, we may also hedge other foreign currency cash flow and balance sheet exposures as they are identified. We do not hold or issue derivative instruments for trading purposes.

     Our financial performance can be affected by fluctuations in the value of the euro and British sterling when translating the financial statements of our European subsidiaries into U.S. dollars. Revenues from euro-sourced and sterling-sourced operations aggregated $7.6 million and $4.8 million, respectively, for Q2 Fiscal 2004 and $30.6 million and $10.8 million, respectively for the 2004 Fiscal Six Months.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, et al, Superior Court for the County of Los Angeles, Case No. BC27031. The allegations we have made in this case, the companion arbitration, and the resulting arbitration award are described in our Annual Report on Form 10-K for Fiscal 2003, which is filed with the Securities and Exchange Commission. No material changes in the status of these matters have occurred since the filing of our Form 10-K for Fiscal 2003, and no amounts have been recorded in our condensed consolidated financial statements in connection with this matter.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, Case No. 01110315. This lawsuit was filed against Vans, one of Vans’ current executive officers, one of its former executive officers, and certain other individuals and entities on December 6, 2002, in connection with a lawsuit filed by us against the plaintiff, her husband and other individuals and entities in which we alleged that they engaged in a conspiracy to obtain unauthorized payments from certain of our factories in China. Mrs. Brabson alleged causes of action for invasion of privacy, trespass, and intentional infliction of emotional distress relating to the investigation conducted in connection with that litigation. An agreement to settle this case was reached in Q1 Fiscal 2004, and settlement documents are still being finalized. The terms of the settlement are confidential. The settlement of this case will not have a material adverse impact on our future results of operations or financial condition.

     Franklin C. Ferrana a/k/a Nikki Sixx vs. Vans, Inc., High Speed Productions, Inc. d/b/a Thrasher Magazine, Superior Court for the County of Los Angeles, Case No. BC303262. This lawsuit was filed on September 30, 2003, and alleges that Vans and Thrasher Magazine misappropriated the image of the plaintiff in an advertisement. The complaint seeks compensatory damages in excess of $1.0 million, disgorgement of profits, and punitive damages. In Q2 Fiscal 2004 we filed an answer in this matter denying the plaintiff’s allegations and asserting numerous affirmative defenses. The parties are currently engaged in discovery.

     In addition to the foregoing, from time to time we are the subject of claims in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 28, 2003, we held our 2003 Annual Meeting of Stockholders. The following matters were voted on at the meeting: (i) the election of directors; (ii) the approval of Amendment No. 3 to the Vans, Inc. 2000 Long-Term Incentive Plan; (iii) the approval of a non-binding resolution to re-ratify and re-approve the Vans, Inc. Stockholder Rights Plan; and (iv) the ratification and approval of KPMG LLP as the Company’s independent auditors for Fiscal 2004.

     The results of the voting on these matters (including the names of all persons elected as directors) are set forth below:

		VOTES
PROPOSAL	VOTES FOR	AGAINST/WITHHELD	ABSTENTIONS	BROKER NON-VOTES

Proposal No. 1
Election of Directors
Nominees:
Walter E. Schoenfeld	15,554,928	297,137	0	0
Gary H. Schoenfeld	15,707,228	144,837	0	0
Wilbur J. Fix	15,591,792	1,260,273	0	0
Gerald Grinstein	15,709,230	142,835	0	0
James R. Sulat	15,683,122	168,943	0	0
Kathleen M. Gardarian	14,620,124	1,231,941	0	0
Lisa M. Douglas	14,619,424	1,232,641	0	0
Charles G. Armstrong	15,682,020	170,045	0	0
Leonard R. Wilkens	14,620,132	1,231,933	0	0

		VOTES
PROPOSAL	VOTES FOR	AGAINST/WITHHELD	ABSTENTIONS	BROKER NON-VOTES

Approval of Proposal No. 2
Amendment No. 3 to 2000 Long-Term Incentive Plan	8,986,610	3,618,879	3,213,303	33,273
Proposal No. 3
Approval of Stockholder Rights Plan	8,823,880	3,822,534	3,200,403	5,248
Proposal No. 4
Ratification of KPMG LLP as Independent Auditors for Fiscal 2004	15,852,065	35,957	1,394	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

10.1	Employment Agreement between Vans, Inc. and Craig E. Gosselin, dated September 18, 2003

10.2	Employment Agreement between Vans, Inc, and Dana M. Guidice, dated October 10, 2003

31.1	Certification of Scott J. Blechman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Gary H. Schoenfeld Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Scott J. Blechman Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Gary H. Schoenfeld Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. We filed two reports on Form 8-K during the quarterly period ended November 29, 2003. The first report was dated September 17, 2003, and disclosed our pre-announcement of financial results for Q1 Fiscal 2004. The second report was dated September 25, 2003, and disclosed our actual Q1 Fiscal 2004 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC.
(Registrant)

Date: January 8, 2004	By:	/s/ Gary H. Schoenfeld

GARY H. SCHOENFELD
President and Chief Executive Officer

Date: January 8, 2004	By:	/s/ Scott J. Blechman

SCOTT J. BLECHMAN
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)