Form 10-Q
period 2004-02-28
VANS INC
filed 2004-04-05
CIK 877273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-19402

VANS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0272893 (I.R.S. Employer Identification No.)

15700 Shoemaker Avenue
Santa Fe Springs, California 90670-5515
(Address of Principal Executive Offices) (Zip Code)

(562) 565-8267
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,944,787 shares of Common Stock, $.001 par value, as of April 2, 2004.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] YES [  ] NO

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VANS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	FEBRUARY 28,	MAY 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$64,464	$52,844
Accounts receivable, net of allowance for doubtful accounts of $2,606 and $2,297 at February 28, 2004, and May 31, 2003, respectively	46,472	25,596
Inventories	45,186	63,955
Deferred income taxes	2,620	3,055
Prepaid expenses and other	6,081	11,617

Total current assets	164,823	157,067
Property, plant and equipment, net	24,165	25,120
Trademarks and patents, net of accumulated amortization of $1,729 and $1,378 at February 28, 2004, and May 31, 2003, respectively	15,205	15,533
Goodwill	32,322	31,702
Other assets	3,097	8,362

Total assets	$239,612	$237,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,050	$24,484
Lease termination liabilities	596	8,338
Accrued liabilities	18,776	13,307
Income taxes payable	7,675	3,296
Liabilities in connection with disposal activities	84	1,543

Total current liabilities	43,181	50,968
Deferred income taxes	2,153	2,383
Long-term debt	1,189	2,523

Total liabilities	46,523	55,874

Minority interest	1,872	1,735
Stockholders’ equity:
Common stock, $.001 par value, 40,000 shares authorized, 17,881 and 17,826 shares issued and outstanding at February 28, 2004, and May 31, 2003, respectively	18	18
Additional paid-in capital	188,497	188,275
Deferred compensation	(765)	(976)
Retained deficit	(5,824)	(12,856)
Accumulated other comprehensive income	9,291	5,714

Total stockholders’ equity	191,217	180,175

Total liabilities and stockholders’ equity	$239,612	$237,784

See accompanying notes to condensed consolidated financial statements.

VANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,	FEBRUARY 28,	MARCH 1,
	2004	2003	2004	2003
Retail sales	$31,160	$28,371	$91,638	$84,645
National sales	25,790	22,566	103,553	97,378
International sales	31,622	29,832	87,251	81,280

Net sales	88,572	80,769	282,442	263,303
Cost of sales	42,073	42,581	145,732	145,881

Gross profit	46,499	38,188	136,710	117,422
Operating Expenses:
Retail	15,507	16,136	47,585	48,180
Marketing, advertising and promotion	6,351	6,265	22,046	22,630
Selling, distribution and administrative	16,585	14,825	46,464	40,714
Impairment charges	—	12,509	—	12,509
Lease termination costs	—	—	3,892	—
Amortization of intangible assets	92	203	350	568

Total operating expenses	38,535	49,938	120,337	124,601
Income (loss) from operations	7,964	(11,750)	16,373	(7,179)
Interest income, net	(275)	(254)	(460)	(679)
Other expense, net	142	775	518	1,035

Income (loss) from continuing operations before income taxes and minority interest	8,097	(12,271)	16,315	(7,535)
Income tax (benefit) expense	778	(4,658)	2,486	(3,152)
Minority interest	226	(368)	1,709	597

Income (loss) from continuing operations	7,093	(7,245)	12,120	(4,980)
Loss from discontinued operations, net of tax	—	(1,961)	(5,088)	(2,471)

Net income (loss)	$7,093	$(9,206)	$7,032	$(7,451)

Earnings (loss) per share information:
Basic:
Income (loss) from continuing operations	$0.40	$(0.40)	$0.68	$(0.28)
Loss from discontinued operations	—	(0.11)	(0.29)	(0.13)

Net income (loss)	$0.40	$(0.51)	$0.39	$(0.41)

Basic weighted average common shares outstanding	17,874	17,920	17,851	17,999
Diluted:
Income (loss) from continuing operations	$0.39	$(0.40)	$0.66	$(0.28)
Loss from discontinued operations	—	(0.11)	(0.27)	(0.13)

Net income (loss)	$0.39	$(0.51)	$0.39	$(0.41)

Diluted weighted average common shares outstanding	18,393	17,920	18,245	17,999

See accompanying notes to condensed consolidated financial statements.

VANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$12,120	$(4,980)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,842	7,840
Impairment charges	—	12,509
Stock-based compensation expense	211	209
Net loss on disposal of equipment	23	32
Non-cash lease termination costs	(177)	—
Minority share of income	1,709	597
Provision for losses on accounts receivable	445	1,034
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(20,392)	(14,788)
Inventories	19,578	(304)
Deferred income taxes	205	313
Prepaid expenses	5,536	4,678
Other assets	140	(150)
Accounts payable	(8,434)	1,266
Accrued liabilities	5,432	283
Lease termination liabilities	(7,742)	—
Income taxes payable	4,379	(2,294)

Net cash provided by continuing operations	18,875	6,245
Net cash provided by (used in) discontinued operations	(6,840)	737

Net cash provided by operating activities	12,035	6,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,450)	(7,396)
Investments in other companies	(730)	(1,244)
Purchases of marketable debt securities	—	(1,006)
Sales of marketable debt securities	—	28,550
Proceeds from repayment of note receivable	5,103	—
Proceeds from sale of property, plant and equipment	—	29
Proceeds from sale of investments	—	169

Net cash provided by (used in) investing activities	(77)	19,102

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayments	(1,334)	(295)
Consolidated subsidiary dividends paid to minority shareholders	(1,572)	(1,112)
Proceeds from issuance of common stock	222	18
Repurchases of common stock	—	(2,184)

Net cash used in financing activities	(2,684)	(3,573)
Effect of exchange rate changes on cash and cash equivalents	2,346	2,204

Net increase in cash and cash equivalents	11,620	24,715
Cash and cash equivalents, beginning of period	52,844	28,447

Cash and cash equivalents, end of period	$64,464	$53,162

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$94	$294
Income taxes refunded	$(1,854)	$(2,222)

See accompanying notes to condensed consolidated financial statements.

VANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     Vans is a leading global action sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories. Over the past eight years our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year-old participants, enthusiasts and emulators of the action sports culture. Action sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include: owning and operating action sports entertainment events and venues, such as the VANS Triple Crown™ Series and the VANS High Cascade Snowboard Camp®; sponsoring professional and amateur athletes; and operating a summer musical tour known as the VANS Warped Tour®.

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

     The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations as permitted by accounting principles generally accepted in the United States for interim purposes. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended May 31, 2003, included in our Annual Report on Form 10-K which is filed with the Securities and Exchange Commission.

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

Revenue Recognition

     Retail sales consist solely of sales through our U.S. retail stores and skatepark sessions and concessions. National sales include all U.S. sales except sales through our U.S. retail stores. International sales include all foreign sales as well as sales through our eight European stores.

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

     The results of applying the requirements of the disclosure-only alternative to SFAS 123 to our stock-based awards to employees would approximate the following (in thousands, except per share data):

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,	FEBRUARY 28,	MARCH 1,
	2004	2003	2004	2003
Net income (loss) – as reported	$7,093	$(9,206)	$7,032	$(7,451)
Add: Stock-based compensation expense included in net income – as reported	—	—	—	—
Deduct: Stock-based compensation expense determined under fair value method	(468)	(262)	(1,362)	(733)

Net income (loss) – pro forma	$6,625	$(9,468)	$5,670	$(8,184)

Basic earnings (loss) per share – as reported	$0.40	$(0.51)	$0.39	$(0.41)

Basic earnings (loss) per share – pro forma	$0.37	$(0.53)	$0.32	$(0.45)

Diluted earnings (loss) per share – as reported	$0.39	$(0.51)	$0.39	$(0.41)

Diluted earnings (loss) per share – pro forma	$0.36	$(0.53)	$0.31	$(0.45)

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no material financial impact to our consolidated financial statements. We have provided the additional disclosures required by SFAS 148 for the thirteen and thirty-nine week periods ended February 28, 2004, and March 1, 2003, elsewhere in Note 1.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB revised FIN 46 (“FIN 46-R”) to exempt certain entities from its requirements and to clarify certain issues arising during the initial implementation of FIN 46. The provisions of FIN 46-R were adopted in the third quarter ended February 28, 2004; however, since we do not currently have any variable interest entities, the adoption of FIN 46-R did not have a material impact on our financial position or results of operations.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Goodwill and Identifiable Intangible Assets

     The following table summarizes our identifiable intangible assets and goodwill balances as of February 28, 2004, and May 31, 2003:

	FEBRUARY 28, 2004		MAY 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)
Intangible assets subject to amortization:
Trademarks and patents	$5,163	$(1,213)	$5,140	$(938)
Other	886	(516)	886	(440)

Total	$6,049	$(1,729)	$6,026	$(1,378)

	FEBRUARY 28,	MAY 31,
	2004	2003
	(In thousands)
Carrying amount of intangible assets not subject to amortization:
Goodwill	$32,322	$31,702
Trademarks	10,885	10,885

Total	$43,207	$42,587

     Goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.2 million associated with the acquisition of Mosa Extreme Sports, Inc., now known as Pro-tec, Inc. (“Pro-tec”); $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited), our U.K. distributor; $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour®; $2.3 million associated with the acquisition of Compagnie Sunspot SA (“Sunspot”), our exclusive sales agent for France; and $400,000 associated with the acquisition of certain assets and liabilities of Max MadHouse GmbH (“Max MadHouse”), our exclusive sales agent for Germany, Austria and the Czech Republic.

     Amortization expense for intangible assets subject to amortization was $92,000 and $203,000 for the thirteen week periods ended February 28, 2004, and March 1, 2003, respectively, and $350,000 and $568,000 for the thirty-nine week periods ended February 28, 2004, and March 1, 2003, respectively. Future estimated amortization expense for the remainder of Fiscal 2004, the next four years and thereafter is as follows (in thousands):

FISCAL YEAR ENDING MAY 31,:
2004	$97
2005	448
2006	447
2007	440
2008	364
Thereafter	2,524

$4,320

Computation of Earnings Per Share

     Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of shares outstanding, inclusive of all potentially dilutive common shares. The reconciliations of basic to diluted weighted average shares are as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,	FEBRUARY 28,	MARCH 1,
	2004	2003	2004	2003
		(In thousands)
Weighted average shares used in basic computation	17,874	17,920	17,851	17,999
Unvested restricted stock grant	57	—	62	—
Dilutive stock options	462	—	332	—

Weighted average shares used for dilutive computation	18,393	17,920	18,245	17,999

     The following shares were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,	FEBRUARY 28,	MARCH 1,
	2004	2003	2004	2003
		(In thousands)
Unvested restricted stock grants	—	79	—	84
Stock options	—	2,150	—	2,142

Other Comprehensive Income

     Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. Accumulated other comprehensive income is comprised of: (i) unrealized gains and losses on derivative instruments qualifying as cash flow hedges; and (ii) foreign currency translation adjustments. The components of other comprehensive income for the thirteen and thirty-nine week periods ended February 28, 2004, and March 1, 2003, were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,	FEBRUARY 28,	MARCH 1,
	2004	2003	2004	2003
		(In thousands)
Net income (loss)	$7,093	$(9,206)	$7,032	$(7,451)
Other comprehensive income:
Derivatives qualifying as hedges, net of tax:
Net derivative loss	(674)	(481)	(1,274)	(936)
Reclassifications to expense	314	205	767	351
Foreign currency translation adjustments	2,955	2,293	4,084	4,426

Total comprehensive income (loss)	$9,688	$(7,189)	$10,609	$(3,610)

3. ACQUISITIONS

     On June 1, 2003, we acquired certain assets and liabilities of Max MadHouse for initial cash consideration of $117,000. The assets and liabilities acquired constituted what was formerly the business of our exclusive sales agent for Germany, Austria and the Czech Republic. The consideration for the acquisition was attributed to acquired identifiable net assets and goodwill. In addition to the initial purchase price paid, we are required to pay additional cash consideration based on the level of sales achieved by the acquired business over the three-year period ending May 31, 2006. Although the aggregate amount of additional consideration to be paid cannot yet be determined, we currently estimate that $500,000 will be paid in the current fiscal year, of which $400,000 has been recorded within the accompanying condensed consolidated financial statements, and an aggregate of $1 million in additional consideration may be required. Any such additional consideration will be allocated to goodwill.

     On June 11, 2002, we acquired 100% of the outstanding capital stock of Sunspot for cash consideration of $2.9 million. During the first quarter of Fiscal 2004, an additional $900,000 was paid as a result of the sales levels achieved by Sunspot during the year ended May 31, 2003. Of the total purchase consideration paid to date, $1.7 million was allocated to identifiable acquired assets and liabilities on the acquisition date and the remaining $2.3 million has been allocated to goodwill. In addition, we are required to pay additional cash consideration in connection with this acquisition based on the level of sales achieved by Sunspot through June 11, 2007. Although the aggregate amount of additional consideration to be paid cannot yet be determined, we currently estimate that $1 million will be paid in the current fiscal year and an aggregate of $4.5 million in additional consideration may be required. Any such additional consideration will be allocated to goodwill.

     Had the acquisitions of Max MadHouse and Sunspot occurred on June 1, 2002, our results of operations for the thirteen week and thirty-nine week periods ended February 28, 2004, and March 1, 2003, would not have differed materially from our reported results of operations for these periods.

     Additionally, in connection with our acquisition of Pro-tec on April 15, 2002, the acquisition agreement provides for additional consideration of up to $1.0 million to be paid by us if certain performance criteria are met during Fiscal 2004. Such additional consideration, if earned, will be paid either in cash or unrestricted shares of our common stock and will be allocated to goodwill.

4. COMMITMENTS AND CONTINGENCIES

Litigation

     Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, et al, Superior Court for the County of Los Angeles, Case No. BC27031. The allegations we have made in this case, the companion arbitration, and the resulting arbitration award are described in our Annual Report on Form 10-K for Fiscal 2003, which is filed with the Securities and Exchange Commission. Recently, the District Court for the Central District of California entered a default judgment against the interests of certain of the defendants in this matter with respect to certain shoes, apparel and accessories (the “goods”) seized by the federal government in connection with the allegations we made in this case. The government granted our petition to obtain ownership of the goods. We intend to liquidate them as part of our effort to recover monies in this matter. Additionally, in Q3 Fiscal 2004, we entered into an agreement with the trustee of the bankruptcy estate of Scott Brabson (the “Estate”) whereby the Estate assigned any rights it may have had in certain bank accounts and other property that were subject to the preliminary injunction previously obtained in this case (the “Assigned Property”) in exchange for the assignment by us of any rights we may have had in certain U.S. bank accounts and the payment of additional monies to the Estate. The agreement is subject to approval by the U.S. bankruptcy court. A hearing on the motion to approve the agreement will be held on April 6, 2004. If the motion is approved by the court, we will be entitled to pursue the liquidation of the Assigned Property as part of our efforts to recover monies in this matter.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, Case No. 01110315. This lawsuit was filed against Vans, one of Vans’ current executive officers, one of its former executive officers, and certain other individuals and entities on December 6, 2002, in connection with the lawsuit filed by us against the plaintiff, her husband and other individuals described above. The allegations are set forth in our Quarterly Report on Form 10-Q for the period ended November 29, 2003. An agreement to settle this case was reached in Q1 Fiscal 2004, and during Q3 Fiscal 2004, a settlement agreement was executed by the various parties to the case. The settlement agreement is subject to certain conditions, and the terms of the settlement are confidential. The settlement of this case will not have a material adverse impact on our future results of operations or financial condition.

     City of Dearborn Heights ACT 345 Police & Fire Retirement System, on behalf of Itself and all others similarly situated vs. Vans, Inc., Andrew J. Greenebaum and Gary Schoenfeld, United States District Court, Central District of California, Case No. CV04-0431. This putative class action lawsuit was filed against Vans, and one current and one former officer of Vans, on January 23, 2004. The complaint alleges that Vans and those individuals violated the federal securities laws by improperly inflating revenue and earnings during each fiscal quarter in the period from March 1998 through May 2001, and issuing false and misleading statements to the public about its business. Two additional putative class action lawsuits containing identical allegations have also been filed in the United States District Court for the Central District of California (Robert Lechter vs. Vans, Inc., Andrew J. Greenebaum and Gary H. Schoenfeld, Case No. CV04-0707, and Mary Ann Mason vs. Vans, Inc., Andrew J. Greenebaum and Gary H. Schoenfeld, Case No. 2:04CV01578). Additionally, on January 29, 2004, a shareholder derivative complaint containing allegations identical to the above federal lawsuits was filed in the Superior Court for the County of Los Angeles against Vans, as a nominal defendant, and the current members of the Board of Directors and certain former officers and directors of Vans alleging breaches of fiduciary duty and violations of the California Corporations Code. (Sherryl Halpern, derivatively on behalf of Vans, Inc. vs. Walter E. Schoenfeld, et al, Case No. BC309805). This case was subsequently consolidated with a second derivative complaint (Anne Ratnofsky, derivatively on behalf of Vans, Inc. vs. Walter E. Schoenfeld, et al, Case No. BC310782), and a consolidated complaint was filed. Discovery has commenced in the derivative case, but is stayed in the federal lawsuits pending a motion to consolidate the cases, the appointment of a lead plaintiff, and the filing of a motion to dismiss by Vans.

     Franklin C. Ferrana a/k/a Nikki Sixx vs. Vans, Inc., High Speed Productions, Inc. d/b/a Thrasher Magazine, Superior Court for the County of Los Angeles, Case No. BC303262. This lawsuit was filed on September 30, 2003, and alleges that Vans and Thrasher Magazine misappropriated the image of the plaintiff in an advertisement. Recently, we were advised that Thrasher Magazine will be dismissed from the case. The complaint seeks compensatory damages in excess of $1.0 million, disgorgement of profits, and punitive damages. In the second quarter of Fiscal 2004 we filed an answer in this matter denying the plaintiff’s allegations and asserting numerous affirmative defenses. The parties are currently engaged in discovery.

     From time to time, we are involved in legal proceedings arising in the ordinary course of business. Management does not currently expect that any of the legal proceedings in which we are currently involved will have a material adverse impact on our consolidated results of operations or financial condition.

Derivatives and Hedging

     We are exposed to foreign currency risk primarily through our wholly-owned subsidiaries, Vans Europe BV (“VEBV”), whose functional currency is the euro, and Vans Inc. Limited (“VIL”), whose functional currency is the British sterling. This currency risk is primarily related to purchases of inventory by our subsidiaries which are priced and settled in U.S. dollars. To hedge this risk, our subsidiaries enter into cash flow hedges of forecasted inventory purchases, thereby fixing the cost of the product and the associated gross margins in their functional currency. As of February 28, 2004, our subsidiaries hedged approximately 70% of forecasted inventory purchases through the fourth quarter of Fiscal 2005.

     At February 28, 2004, we also had foreign currency forward contracts outstanding to purchase U.S. dollars using Japanese yen. These contracts were entered into to hedge projected future cash flows in connection with certain royalty payments to be received from our licensee for Japan during the remainder of Fiscal 2004.

     The following is a summary of outstanding foreign currency forward contracts at February 28, 2004 (in thousands, except contract rates):

			AGGREGATE FAIR	NET UNREALIZED
CURRENCY	AGGREGATE	AVERAGE	VALUE OF FORWARD	LOSSES IN OTHER
HEDGED	NOTIONAL VALUE	CONTRACT RATE	CONTRACT LIABILITY	COMPREHENSIVE INCOME
Euro	$11,900	1.14 dollars per euro	$1,090	$896
Yen	785	110 yen per dollar	11	14

	$12,685		$1,101	$910

     In addition to hedging inventory purchases and royalties, we may also hedge other foreign currency cash flow and balance sheet exposures as they are identified.

     Net unrealized losses on foreign exchange contracts at February 28, 2004, were included in accumulated other comprehensive income and are expected to be reclassified into earnings within the next ten months as the related underlying transactions affect earnings. Actual amounts ultimately reclassified to earnings are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature.

Inventory purchase commitments

     At February 28, 2004, we had firm commitments to purchase inventory in the amount of $54.3 million. These commitments included contingent liabilities under open letters of credit with foreign suppliers aggregating $1.4 million.

Skatepark lease termination contingency

     As discussed further in Note 5, we have renegotiated the facility leases for two skateparks we expect to continue to operate in the future. Under the terms of one of these renegotiated lease agreements, we are required to pay up to $1.8 million if the landlord terminates the revised lease agreement prior to June 1, 2005. The amount of this lease termination payment decreases to $600,000 on a straight-line basis over the fifteen month period ending on May 31, 2005. If the landlord does not terminate the lease agreement by May 31, 2005, no amounts will be required to be paid. As of February 28, 2004, no amounts have been recorded in the accompanying condensed consolidated financial statements in connection with this contingency.

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

     As of February 28, 2004, we had closed four skateparks: Bakersfield, California; Denver, Colorado; Phoenix, Arizona; and Atlanta, Georgia. Of those, the Denver, Phoenix and Atlanta parks closed during the first quarter of Fiscal 2004. The Bakersfield park closed in Fiscal 2003. Of the eight skateparks that we continued to operate, we had reached agreements with the landlords to close five of the parks generally over the next four to eighteen months. We have also reached agreements to significantly reduce the future rent under the leases for two of the three parks we expect to operate in the future.

     Upon the closure of each of our skateparks, the related operating results are recast as discontinued operations in the consolidated statements of operations for all periods presented. Accordingly, the four skateparks we had closed through February 28, 2004, are presented as discontinued operations in the accompanying condensed consolidated statements of operations. Also see Note 7.

     In addition to the four skateparks we have closed, our discontinued operations include the operating results of a Triple Crown specialty retail store that was closed during the second quarter of Fiscal 2004 as a result of underperformance. In connection with the closure of this store, we incurred pre-tax lease termination charges of $150,000, which are included within net loss from discontinued operations for the thirty-nine week period ended February 28, 2004.

     Summarized operating results for our discontinued operations were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28, 2004	MARCH 1, 2003	FEBRUARY 28, 2004	MARCH 1, 2003
	(In thousands)
Net sales	$—	$1,295	$1,325	$4,000
Gross profit	—	848	733	2,763
Impairment charges	—	2,829	—	2,829
Lease termination costs	—	—	4,822	—
Net loss	$—	$(1,961)	$(5,088)	$(2,471)

     Our results from continuing operations for the thirty-nine week period ended February 28, 2004, include pre-tax lease termination costs of $3.9 million, which relate to lease termination agreements reached during Fiscal 2004 for skateparks that we continued to operate as of February 28, 2004. Our February 28, 2004 balance sheet included lease termination liabilities aggregating $596,000 and liabilities held in connection with disposal activities aggregating $84,000, representing the portion of skatepark lease termination costs that had not yet been paid.

6. SEGMENT DISCLOSURES

     Our reportable segments are based on three distinct product sales channels: retail, national and international. The retail segment consists of U.S. retail operations, which include our domestic retail stores and skateparks. The national segment consists of all domestic operations outside of retail operations, which includes the domestic wholesale business, the VANS Warped Tour® and the VANS High Cascade Snowboard Camp®. The international segment includes the international wholesale business and European retail operations. The “Unallocated” category below represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activities and operating costs not directly attributable to any one segment. Corporate activities are comprised of certain centralized selling and distribution costs incurred in the worldwide distribution of our products as well as corporate administrative costs. Such costs aggregated $12.6 million and $10.1 million for the thirteen week periods ended February 28, 2004, and March 1, 2003, respectively, and $39.6 million and $34.1 million for the thirty-nine week periods ended February 28, 2004, and March 1, 2003, respectively. Unallocated operating costs are comprised of a substantial portion of our marketing, advertising and promotional costs, which are incurred to promote brand awareness and which are not directly associated with any one sales channel. Our chief operating decision-maker evaluates the performance of our segments based on gross margin and direct operating profit, excluding such unallocated amounts.

     Summary information by segment follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,	FEBRUARY 28,	MARCH 1,
	2004	2003	2004	2003
	(In thousands)
Net sales:
Retail
Skateparks	$4,076	$4,004	$11,203	$11,930
Retail stores	27,084	24,367	80,435	72,715
National
Wholesale	25,634	22,498	92,224	86,954
Other	156	68	11,329	10,424
International	31,622	29,832	87,251	81,280

Total net sales	$88,572	$80,769	$282,442	$263,303

Gross profit:
Retail
Skateparks	$2,932	$2,843	$8,005	$8,722
Retail stores	15,120	11,813	44,161	38,082
National
Wholesale	10,201	8,253	35,004	31,685
Other	(90)	(151)	2,045	427
International	18,336	15,430	47,495	38,506

Total gross profit	$46,499	$38,188	$136,710	$117,422

Impairment charges:
Retail
Skateparks	$—	$9,630	$—	$9,630

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,	FEBRUARY 28,	MARCH 1,
	2004	2003	2004	2003
	(In thousands)
Retail stores	—	2,879	—	2,879
National
Wholesale	—	—	—	—
Other	—	—	—	—
International	—	—	—	—

Total impairment charges	$—	$12,509	$—	$12,509

Income (loss) from operations:
Retail
Skateparks	$65	$(10,176)	$(4,362)	$(11,056)
Retail stores	2,181	(4,143)	4,004	(4,196)
National
Wholesale	7,000	4,076	24,299	19,692
Other	(222)	(288)	1,563	(1)
International	11,554	8,928	30,456	22,520
Unallocated	(12,614)	(10,147)	(39,587)	(34,138)

Total income (loss) from operations	$7,964	$(11,750)	$16,373	$(7,179)

     Included in skatepark income (loss) from operations for the thirty-nine week period ended February 28, 2004, are lease termination costs of $3.9 million.

7. SUBSEQUENT EVENTS

     On March 6, 2004, we closed our skatepark in Houston, Texas. In the future, all historical results of operations for this skatepark will be presented within discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

General

     We are a leading global action sports and lifestyle company that merchandises, designs, sources and distributes VANS-branded active-casual and performance footwear, apparel and accessories. Over the past eight years our focus has been proprietary branding with the goal of creating a leadership position for our brand and a strong emotional connection with our customers. Our VANS brand targets 10 to 24 year-old participants, enthusiasts and emulators of the action sports culture. Action sports, including skateboarding, snowboarding, surfing, wakeboarding, BMX and motocross, are generally recognized for the fun, creativity and individual achievement experienced while attempting various tricks or maneuvers within these sports. We have implemented a unique marketing plan to reach our customers through multiple points of contact which include: owning and operating action sports entertainment events and venues, such as the VANS Triple Crown™ Series and the VANS High Cascade Snowboard Camp®; sponsoring professional and amateur athletes; and operating a summer musical tour known as the VANS Warped Tour®.

     In 1998, we expanded our business and marketing plan to include the operation of large-scale skateparks. Initially, this strategy was successful; however, the subsequent proliferation of large, free public skateparks that were constructed in close proximity to our skateparks adversely affected attendance and revenues at the parks. As a consequence, in Fiscal 2003 we made the decision to substantially exit the skatepark business.

     When the decision to substantially exit the skatepark business was made, we operated 11 skateparks and were party to a lease for the construction of an additional park to be opened in Sacramento, California in Fiscal 2004. Our skatepark in Bakersfield, California was closed in February 2003, before we made the decision to substantially exit the skatepark business.

     Through March 31, 2004, we have closed five skateparks: Bakersfield, California; Denver, Colorado; Phoenix, Arizona; Atlanta, Georgia; and Houston, Texas. Of those, the Denver, Phoenix and Atlanta parks closed in the first quarter of Fiscal 2004 and the Houston skatepark closed in March 2004. The Bakersfield park closed in Fiscal 2003. Of the seven skateparks that we continue to operate, we have reached agreements with the landlords to close four of the parks. Additionally, in the second quarter of Fiscal 2004 we reached agreements to significantly reduce the future rent payments under the leases for two of the three parks we expect to operate in the future. We currently plan to keep open three skateparks primarily to promote brand awareness, and we expect that all other parks will be closed generally over the next four to eighteen months. The operating results for closed skateparks are presented as discontinued operations in our financial statements beginning in the period the skatepark is closed. Our operating results for the first nine months of Fiscal 2004 include pre-tax lease termination costs of $3.9 million related to two skateparks that we continued to operate as of February 28, 2004

     We operate retail stores in the U.S. and Europe, and design, market and distribute active-casual footwear, apparel and accessories, performance footwear for action sports, snowboard boots, conventional snowboard boot bindings under our AGENCY™ brand, step-in snowboard boot bindings under our SWITCH® brand, and outerwear worldwide. We also offer the PRO-TEC® line of protective helmets and pads through our wholly-owned subsidiary, Pro-tec, Inc.

Key Management Considerations

     In analyzing and managing our business, our management team focuses on a number of important metrics. We have three sales channels: U.S. retail, National and International. U.S. retail sales consist of revenues from our domestic retail stores and skateparks; National sales includes U.S. wholesale revenue as well as revenue from the VANS Warped Tour, the High Cascade Snowboard Camp, and revenue generated through our joint venture with Pacific Sunwear; and International sales include all international wholesale revenue, the largest portion of which is generated in Europe, income from our licensee for Japan, and revenue generated through our eight European retail stores. We frequently analyze gross margins and average selling prices within each of our sales channels. We also closely track wholesale sell-throughs for important wholesale customers; sell-throughs of new product in our retail stores; year-over-year sales through our retail stores that have been open more than one year (otherwise known as “comparable store sales”); and the impact of foreign currency fluctuations on our international sales.

     With respect to operating expenses, we focus most heavily on controlling costs associated with (i) our 155 retail stores, and (ii) marketing, advertising and promotion expenses. The largest components of our retail operating expenses are rent and labor. With respect to marketing, advertising and promotion expenses, the largest cost components relate to media advertisements and costs associated with athlete sponsorships and event promotions, including the operation of the VANS Triple Crown Series.

     We manage working capital and liquidity largely through the close monitoring of our inventory and accounts receivable. Inventory levels are constantly analyzed to ensure that the appropriate mix of inventory is in production and on hand and to ensure that slow-moving inventory is liquidated in a timely fashion. With respect to accounts receivable, we analyze and manage our accounts receivable aging to identify slow-paying and financially distressed customers in a timely fashion. As further discussed under “Critical Accounting Policies,” we provide allowances against inventories and accounts receivable, as necessary, to reflect what we believe to be the net realizable value of the underlying assets.

     We also routinely monitor the mix of forecasted and actual income or loss by jurisdiction, as well as tax rates by jurisdiction, to ascertain any impact they may have on our overall effective tax rate.

RECENT DEVELOPMENTS IN OUR BUSINESS

     During the quarterly period ended February 28, 2004 (“Q3 Fiscal 2004”), several putative federal securities class action lawsuits and two derivative lawsuits were filed against us and certain of our current and former officers and directors. The suits contain identical allegations. The federal suits allege violations of the federal securities laws by us and one current and one former officer of Vans, and the derivative suits allege violations of fiduciary duties and the California Corporations Code by each of our current directors and several of our former officers and directors. The suits are more fully discussed under “Part II – Other Information – Item 1. Legal Proceedings.”

     In March 2004, we closed our Houston skatepark, bringing to five the total number of parks we have closed through March 31, 2004. With the closure of the Houston skatepark, we now operate seven skateparks, four of which will be closed within the next four to eighteen months.

SUMMARY OF OUR RESULTS OF OPERATIONS FOR Q3 FISCAL 2004 AND THE FISCAL 2004 NINE MONTHS

     - Net sales for Q3 Fiscal 2004 were $88.6 million, a 9.7% increase versus the same period last year. The increase was attributable to sales growth from each of our three sales channels, U.S. Retail, National and International, of 9.8%, 14.3% and 6.0%, respectively. Net sales for the nine month period ended February 28, 2004 (the “Fiscal 2004 Nine Months”) were $282.4 million, up 7.3% versus the corresponding period a year ago. The increase was attributable to sales growth from each of the company’s three sales channels, U.S. Retail, National and International, of 8.3%, 6.3% and 7.3%, respectively.

     - Gross profit for Q3 Fiscal 2004 was 52.5% of net sales, up from 47.3% for Q3 Fiscal 2003. Gross profit for the Fiscal 2004 Nine Months was 48.4%, up from 44.6% for the corresponding period a year ago. On a quarterly and year-to-date basis, gross profit percentages were higher for all of our sales channels.

     - Operating expenses, excluding impairment charges, for Q3 Fiscal 2004 increased $1.1 million to $38.5 million, and was 43.5% as a percentage of net sales versus 46.3% for the same period a year ago. Operating expenses, excluding impairment charges and lease termination costs, for the Fiscal 2004 Nine Months increased $4.4 million to $116.4 million, and was 41.2% as a percentage of net sales versus 42.6% for the same period a year ago.

     - Income (loss) from continuing operations for Q3 Fiscal 2004 was $7.1 million versus a loss of $7.2 million for Q3 Fiscal 2003. Income from continuing operations for the Fiscal 2004 Nine Months was $12.1 million versus a loss of $5.0 million for the same period a year ago. The improvements for the quarter and year-to-date periods were the result of increased sales, improved profit margins, our ability to better leverage our operating infrastructure, and impairment charges of $12.5 million in Q3 Fiscal 2003.

     - Net income (loss) for Q3 Fiscal 2004 was $7.1 million versus a net loss of $9.2 million for Q3 Fiscal 2003. Net income (loss) for the Fiscal 2004 Nine Months was $7.1 million of income versus a net loss of $7.5 million during the same period a year ago.

     A more detailed analysis of our financial results for Q3 Fiscal 2004 and the Fiscal 2004 Nine Months is discussed below under “Analysis of Our Quarterly and Year-to-Date Results of Operations.”

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales, for the periods indicated.

VANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	FEBRUARY 28,	MARCH 1,	FEBRUARY 28,	MARCH 1,
	2004	2003	2004	2003
Retail sales	35.2%	35.1%	32.4%	32.1%
National sales	29.1	28.0	36.7	37.0
International sales	35.7	36.9	30.9	30.9

Net sales	100.0	100.0	100.0	100.0
Cost of sales	47.5	52.7	51.6	55.4

Gross profit	52.5	47.3	48.4	44.6
Operating expenses:
Retail	17.5	20.0	16.8	18.3
Marketing, advertising and promotion	7.2	7.8	7.8	8.6
Selling, distribution and administrative	18.7	18.4	16.5	15.5
Impairment charges	0.0	15.5	0.0	4.8
Lease termination costs	0.0	0.0	1.4	0.0
Amortization of intangibles	0.1	0.3	0.1	0.2

Total operating expenses	43.5	61.8	42.6	47.3

Income (loss) from operations	9.0	(14.5)	5.8	(2.7)
Interest income, net	(0.3)	(0.3)	(0.2)	(0.3)
Other (income) expense, net	0.2	1.0	0.2	0.4

Income (loss) from continuing operations before income taxes and minority interest	9.1	(15.2)	5.8	(2.9)
Income tax (benefit) expense	0.9	(5.8)	0.9	(1.2)
Minority interest	0.3	(0.5)	0.6	0.2

Income (loss) from continuing operations	8.0	(9.0)	4.3	(1.9)
Loss from discontinued operations, net of tax	0.0	(2.4)	(1.8)	(0.9)

Net income (loss)	8.0%	(11.4)%	2.5%	(2.8)%

ANALYSIS OF OUR QUARTERLY AND YEAR-TO-DATE RESULTS OF OPERATIONS

Net Sales

     Retail. Retail sales, which consist solely of sales through our U.S. retail stores and skatepark sessions and concessions, increased 9.8% in Q3 Fiscal 2004 and 8.3% for the Fiscal 2004 Nine Months. The increase was driven by a 14.4% and 13.6% year-over-year increase in comparable U.S. store sales, respectively (excluding merchandise revenues from skateparks expected to be closed and revenues from concessions and skate sessions at all of our skateparks). The comparable store sales increase was fueled by growth in women’s and kid’s footwear, as well as apparel, with the largest percentage increase from our women’s footwear line. Comparable revenues from concessions and skate sessions at our skateparks declined 11.0% and 24.7% year-over-year for Q3 Fiscal 2004 and the Fiscal 2004 Nine Months, respectively.

     During Q3 Fiscal 2004, we reduced our U.S. retail store count to 148 total stores as a result of closing one store. No skateparks were closed during Q3 Fiscal 2004. During the Fiscal 2004 Nine Months, we closed three skateparks and had a net closing of six stores. As discussed above under the caption “Introduction – General,” we currently plan to keep open three skateparks, primarily to promote brand awareness, and we expect that all other parks will be closed generally over the next four to eighteen months.

     National. National sales, which include all U.S. sales except sales through our U.S. retail stores, increased 14.3% in Q3 Fiscal 2004 and 6.3% for the Fiscal 2004 Nine Months. The Q3 Fiscal 2004 increase was primarily due to a 1.5% increase in average selling prices year-over-year and a 15.0% increase in units sold, which primarily resulted from increases in women’s and kid’s footwear. The increase was partially offset by a decline in our Pro-tec helmet business primarily due to delays in the introduction of the SXP™ helmet line.

     The Fiscal 2004 Nine Months increase of 6.3% was primarily due to a 9.4% increase in units sold, led by women’s and kid’s footwear, partially offset by a 3.1% decline in average selling prices and a decline in our Pro-tec helmet business for the reasons described in the preceding paragraph.

     International. International sales, which include sales through our European stores, increased 6.0% in Q3 Fiscal 2003 and 7.3% for the Fiscal 2004 Nine Months. The increase in Q3 Fiscal 2003 was primarily due to increased European sales of $1.2 million, and increased sales to Canada and South America of $200,000 and $500,000, respectively. The $1.2 million sales increase in Europe resulted from a $3.8 million favorable variance in exchange rates related to our direct operations in Europe and the opening of our full-price retail store on Carnaby Street in London during Q3 Fiscal 2004, partially offset by a $2.6 million sales decline on a constant-dollar basis. Sales by such operations are made in euros and British sterling and benefited from the continued weakening of the U.S. dollar during the quarter. The constant-dollar sales decline in Europe resulted from a 2.3% decline in units sold, a 4.2% decrease in local currency average selling prices, and an ongoing shift in fashion trends in Europe from skate-oriented footwear to fashionable athletic footwear.

     The Fiscal 2004 Nine Months increase of 7.3% was primarily due to a $5.2 million increase in European sales and a $900,000 increase in royalties from our licensee for Japan, partially offset by an approximately $300,000 decrease in sales in Central America. The $5.2 million sales increase in Europe resulted from an $8.5 million favorable variance in exchange rates relating to our direct operations in Europe, partially offset by a $3.3 million decrease in sales on a constant-dollar basis. The constant-dollar sales decline resulted from a 7.5% decrease in local currency average selling prices, partially offset by a 1.7% increase in units sold.

Gross Profit

     In Q3 Fiscal 2004, our gross profit percentage improved 520 basis points versus the prior year, from 47.3% to 52.5%. For the Fiscal 2004 Nine Months, our gross margin percentage improved 380 basis points versus the prior year, from 44.6% to 48.4%. Each of our three sales channels experienced year-over-year gross profit improvement. In the U.S., Retail gross margins improved largely as a result of a higher proportion of sales at full margin due in part to reductions in planned promotions and better inventory management. Wholesale gross margins improved primarily due to improved average selling prices and reduced levels of markdowns. Both the Retail and National channels experienced improved average selling prices for the quarter led by men’s footwear and women’s footwear, respectively. Internationally, increases in gross profit were driven primarily by favorable fluctuations in exchange rates between the euro and U.S. dollar.

     The gross profit improvement for the Fiscal 2004 Nine Months was primarily due to improved margins from all three sale channels. Domestically, National margins improved largely due to increased margin contribution from the VANS Warped Tour®, improved average selling prices for women’s and kid’s footwear, and a reduction in wholesale markdowns versus those taken for the same period a year ago. Retail margins improved due to improved average selling prices for apparel. Internationally, gross profit increased primarily due to favorable fluctuations in exchange rates between the euro and U.S. dollar and increased license income from Japan.

Operating Expenses

     During Q3 Fiscal 2004 and the Fiscal 2004 Nine Months, operating expenses decreased 22.8% and 3.4%, respectively, versus the comparable prior year periods. Excluding impairment charges and lease termination costs, operating expenses increased 3.0% and 3.9% during Q3 Fiscal 2004 and the Fiscal 2004 Nine Months, respectively, as compared to the comparable prior year periods.

     As a percentage of net sales, operating expenses (excluding impairment charges and lease termination costs) improved to 43.5% and 41.2% for Q3 Fiscal 2004 and the Fiscal 2004 Nine Months, respectively, from 46.3% and 42.6%, respectively, in the same periods a year ago. The material components of operating expenses are discussed below.

     Retail. Retail expenses decreased 3.9% in Q3 Fiscal 2004 and 1.2% for the Fiscal 2004 Nine Months primarily due to the net reduction of eleven stores since the same period a year ago, partially offset by an increase in labor and related costs in order to support the increased retail sales volume discussed above.

     Marketing, advertising and promotion. Marketing, advertising and promotion expenses increased 1.4% in Q3 Fiscal 2004 and decreased 2.6% for the Fiscal 2004 Nine Months. The decrease for the Fiscal 2004 Nine Months was due to planned decreases in trade show and advertising costs.

     Selling, distribution and administrative. Selling, distribution and administrative expenses increased 11.9% and 14.1% in Q3 Fiscal 2004 and the Fiscal 2004 Nine Months, respectively. The increases were primarily a result of increases in bonus expense of $920,000 and $2.8 million due to the likely achievement of performance targets for Fiscal 2004, and net increased costs of approximately $1.2 million and $2.2 million related to our European business during Q3 Fiscal 2004 and the Fiscal 2004 Nine Months, respectively. The increase in expenses associated with our European business for Q3 Fiscal 2004 and the Fiscal 2004 Nine Months primarily related to changes in exchange rates between European currencies, primarily the euro, and the U.S. dollar. Additionally, we incurred approximately $500,000 in employee severance costs for the Fiscal 2004 Nine Months.

     Lease termination costs. Please see the discussion of these costs under the caption “Introduction – General.”

Other Expense, Net

     Other expense, net, primarily consists of exchange rate losses, partially offset by royalty payments received from the non-footwear related licensing of our trademarks and rental income. Other expense, net, decreased $600,000 during Q3 Fiscal 2004 and decreased $500,000 for the Fiscal 2004 Nine Months, primarily due to decreased foreign currency losses.

Income Tax Expense

     Income tax expense increased $5.4 million and $5.6 million for Q3 Fiscal 2004 and the Fiscal 2004 Nine Months, respectively. The increase is the result of increased income from continuing operations, offset by a lower effective tax rate. Our effective tax rate was approximately 9.6% for Q3 Fiscal 2004 versus 38.0% for Q3 Fiscal 2003, and 15.2% for the Fiscal 2004 Nine Months versus 41.8% for the same period a year ago. The decrease in our effective tax rate for the Fiscal 2004 Nine Months and Q3 Fiscal 2003 was largely due to lower tax rates internationally for these periods. Further, we have not recognized an income tax benefit related to losses generated by our U.S. operations as we expect such operations to generate a taxable loss for Fiscal 2004. We expect our effective tax rate for Fiscal 2004 to be in the range of approximately 16% to 19%.*

     In future periods, two factors could cause our effective tax rate to materially fluctuate: (i) the extent to which the mix between taxable income or loss generated in U.S. and foreign jurisdictions varies from our forecasted mix of taxable income or loss; and (ii) the timing and amount of the release of valuation allowances relating to our net operating loss carryforwards.

     With regard to the second factor, we expect our net operating loss carryforwards, which primarily relate to the closure of our skateparks, to reach approximately $30 million. In the future, if we believe the tax benefit associated with our net operating losses will be realized, we would release all or a portion of the remaining valuation allowance. This would create a tax benefit in the quarter the valuation allowance is released and would cause our effective tax rate for that quarter to be much lower than subsequent quarters. Those subsequent quarters would then have an effective tax rate ranging from approximately 20% to 30% depending on the mix of earnings between the U.S. and foreign jurisdictions.* See “Critical Accounting Policies — Taxes.” The timing and amount of valuation allowances that may be released in any year or quarter depend on facts and circumstances existing at the time those decisions are made and a number of variables, such as our history of recurring earnings, the reliability of projections of future earnings, order backlogs and market conditions.

     After our net operating losses are fully realized or expire, we expect to have an effective tax rate of approximately 41% in the U.S. and approximately 15% internationally which on a blended basis would likely create a consolidated effective tax rate ranging from approximately 20% to 30% depending on the mix of earnings between the U.S. and foreign jurisdictions.*

Minority Interest

     Minority interest increased approximately $600,000 in Q3 Fiscal 2004, primarily as a result of smaller losses incurred by our Mexico subsidiary as compared to the same period a year ago. During the Fiscal 2004 Nine Months, minority interest increased $1.1 million, primarily as a result of increased income produced by the VANS Warped Tour® and our Mexico subsidiary.

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

Loss from Discontinued Operations, Net of Tax

     As discussed more fully above under the caption “Introduction – General,” in Fiscal 2003 we made the decision to substantially exit the skatepark business. Discontinued operations for all periods presented include the results of operations for the four skateparks that had been closed as of February 28, 2004, and the closure of one Triple Crown specialty retail store during Q2 Fiscal 2004. There were no losses from discontinued operations in Q3 Fiscal 2004 as there were no skatepark closures during the quarter. For the Fiscal 2004 Nine Months, losses from discontinued operations increased to $5.1 million, primarily as a result of lease termination charges of $4.7 million incurred in connection with two of the three skateparks that were closed during the Fiscal 2004 Nine Months. As we close additional skateparks in the future, the related operating results will be recast as discontinued operations in the consolidated statements of operations for all periods presented.

Liquidity and Capital Resources

Cash Flows

     We have historically financed our operations with a combination of cash flows from operations, borrowings under credit facilities and the sale of equity securities. We currently rely on cash flows from operations to fund our operations, which we believe to be sufficient.* However, should a shortfall occur, we believe we could obtain borrowings under credit facilities, factor receivables or consider the sale of equity securities. At February 28, 2004, we had $121.6 million in working capital and $64.5 million in cash and cash equivalents. This compares to working capital of $106.1 million and cash and cash equivalents of $52.8 million at May 31, 2003. Our working capital increased during the Fiscal 2004 Nine Months primarily as a result of improved income from operations and the receipt of $5.1 million in full payment of a note receivable held in connection with the sale of our former Orange, California manufacturing facility, partially offset by lease termination payments for certain of our skateparks. Included in our cash and cash equivalents at February 28, 2004, is approximately $35.6 million currently deemed permanently invested in our international subsidiaries. Should these amounts be repatriated to the U.S., they would be subject to U.S. Federal and state income taxes.

     During the Fiscal 2004 Nine Months operating activities provided $12.0 million of cash, including a usage of $6.8 million of cash in connection with discontinued operations, versus $7.0 million of cash provided by operating activities in the Fiscal 2003 Nine Months, which included $700,000 of cash provided from discontinued operations. The net increase in operating cash flow from continuing operations was the result of a $17.1 million increase in income from continuing operations, a higher reduction in inventory and prepaid balances for the Fiscal 2004 Nine Months compared to the same period last year, offset by a larger increase in accounts receivable, a reduction in accounts payable, and a reduction in lease termination liabilities for the Fiscal 2004 Nine Months compared to the same period last year.

     Accounts receivable increased $20.9 million during the Fiscal 2004 Nine Months, and inventory levels decreased $18.8 million at February 28, 2004, primarily due to the seasonal nature of our U.S. wholesale business in connection with the spring and back-to-school selling seasons. Compared to a year ago, our inventory levels have decreased 9.8%. This decrease was the result of improved management of inventory levels and increased sales in our National and Retail business.

     In connection with our exiting the skatepark business, as more fully discussed under the caption “Introduction – General,” for the Fiscal 2004 Nine Months we had a net reduction of $7.7 million in lease termination liabilities as a result of the payment of lease termination costs for skateparks that we will be closing. In total, we paid $17.3 million during the Fiscal 2004 Nine Months in connection with lease termination costs to exit the skatepark business. Of the amounts paid, $6.3 million related to skateparks classified as discontinued operations in the accompanying condensed consolidated financial statements. At February 28, 2004, our balance sheet included lease termination liabilities of $596,000 and liabilities held in connection with disposal activities aggregating $84,000, which represents lease termination liabilities related to skateparks classified as discontinued operations.

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

     Investing activities had cash usage of $77,000 in the Fiscal 2004 Nine Months primarily as a result of $4.5 million in capital expenditures and approximately $730,000 paid in connection with the purchase of certain of the assets and liabilities of our former sales agent for Germany, Max MadHouse Gmbh. This was partially offset by the repayment of the $5.1 million note receivable described above.

     Cash used in financing activities was $2.7 million in the Fiscal 2004 Nine Months, which was primarily the net result of cash outflows of $1.3 million for net repayments of debt and $1.6 million in dividends paid to a minority shareholder of one of our subsidiaries, partially offset by $222,000 in proceeds from the issuance of common stock.

The following table summarizes our contractual payment obligations and commitments as of February 28, 2004:

	PAYMENT OBLIGATIONS BY FISCAL YEAR (IN THOUSANDS)
	2004	2005	2006	2007	2008	THEREAFTER	TOTAL
Operating leases	$3,280	$12,138	$11,046	$10,173	$7,974	$19,718	$64,329
Long-term debt	104	820	5	5	5	250	1,189
Athlete license agreements	450	1,142	564	240	—	—	2,396

Total	$3,834	$14,100	$11,615	$10,418	$7,979	$19,968	$67,914

     At February 28, 2004, we had firm commitments to purchase inventory in the amount of $54.3 million during the third and fourth quarters of Fiscal 2004. These commitments included contingent liabilities under open letters of credit with foreign suppliers aggregating $1.4 million.

     In connection with the renegotiated facility lease for one of the skateparks we expect to continue to operate in the future, we are required to pay up to $1.8 million if the landlord terminates the revised lease agreement prior to June 1, 2005. The amount of this lease termination payment decreases to $600,000 on a straight-line basis over the fifteen month period ending on May 31, 2005. If the landlord does not terminate the lease agreement by May 31, 2005, no amounts will be required to be paid.

Borrowings

     We maintain a $20.0 million credit facility, which enables us to obtain advances for the issuance of commercial letters of credit and standby letters of credit. Outstanding letters of credit are secured by our cash balances. This facility matures on May 1, 2004. As of February 28, 2004, $1.4 million in open commercial letters of credit were outstanding under this facility.

     Vans Latinoamericana, our subsidiary for Mexico, maintains a note payable to Tavistock Holdings A.G., a 49.99% owner of Vans Latinoamericana. The loans evidenced by the note were made by Tavistock pursuant to a shareholders’ agreement requiring Tavistock to provide operating capital, on an as-needed basis, in the form of loans to Vans Latinoamericana. At February 28, 2004, the aggregate outstanding balance under the note was $815,000.

Capital Expenditures

     Our future commitments for capital expenditures are primarily related to the remodeling of retail stores. We estimate the aggregate cost of retail store remodelings for the remainder of Fiscal 2004 to be approximately $500,000.

Share Repurchase Program

     On September 21, 2001, we adopted a 1.0 million share repurchase program. Through the date of this report, we have repurchased 555,700 shares under the program for an aggregate of $3.3 million. We did not repurchase any stock under the program in the Fiscal 2004 Nine Months.

SEASONALITY

     The following table contains unaudited selected quarterly financial data for the eight quarters ended February 28, 2004, and this data as a percentage of net sales. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to fairly present the information set forth therein. Results of a particular quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED CONSOLIDATED QUARTERLY RESULTS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED				QUARTER ENDED
	FEBRUARY 28,	NOVEMBER 29,	AUGUST 30,	MAY 31,	MARCH 1,	NOVEMBER 30,	AUGUST 31,	MAY 31,
	2004	2003	2003	2003	2003	2002	2002	2002
STATEMENT OF OPERATIONS DATA:
Net sales	$88,572	$65,183	$128,687	$62,373	$80,769	$59,503	$123,031	$62,464
Gross profit	46,499	31,446	58,765	29,224	38,188	28,263	50,971	25,073
Asset impairment charges	—	—	—	1,213	12,509	—	—	1,612
Goodwill impairment charges	—	—	—	4,550	—	—	—	—
Lease termination charges	—	1,921	1,971	7,893	—	—	—	—
Income (loss) from continuing operations	7,093	(6,526)	11,553	(19,542)	(7,245)	(3,304)	5,569	(11,023)
Income (loss) from discontinued operations, net of tax	—	(163)	(4,925)	(3,034)	(1,961)	(362)	(148)	(3,911)
Net income (loss)	$7,093	$(6,689)	$6,628	$(22,576)	$(9,206)	$(3,666)	$5,421	$(14,934)
AS A PERCENTAGE OF NET SALES:
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	52	48	46	47	47	47	41	40
Asset impairment charges	0	0	0	2	15	0	0	3
Goodwill impairment charges	0	0	0	7	0	0	0	0
Lease termination charges	0	3	2	13	0	0	0	0
Income (loss) from continuing operations	8	(10)	9	(31)	(9)	(6)	5	(18)
Income (loss) from discontinued operations, net of tax	0	0	(4)	(5)	(2)	(1)	0	(6)
Net income	8	(10)	5	(36)	(11)	(6)	4	(24)
Comparable store sales Increase (decrease)	14.4%	15.2%	13.7%	9.0%	(6.6)%	(9.3)%	(4.9)%	(7.4)%

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no material financial impact to our consolidated financial statements. We have provided the additional disclosures required by SFAS 148 for the thirteen and thirty-nine week periods ended February 28, 2004, and March 1, 2003, in Note 1 to the Condensed Consolidated Financial Statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB revised FIN 46 (“FIN 46-R”) to exempt certain entities from its requirements and to clarify certain issues arising during the initial implementation of FIN 46. The provisions of FIN 46-R were adopted in the third quarter ended February 28, 2004; however, since we do not currently have any variable interest entities, the adoption of FIN 46-R did not have a material impact on our financial position or results of operations.

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

     Goodwill. Goodwill is tested for impairment annually as of March 31 at the reporting unit level unless a change in circumstances indicates more frequent impairment analysis is required. Impairment, if any, is measured in part based on the estimated fair value of the reporting units with the recorded goodwill. Fair value is determined by using a combination of techniques, such as the traditional present value approach, the expected cash flow approach, and the multiple of earnings approach. The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our current budget and our strategic plan, subject to modification as considered necessary, including sales and expense growth rates and the discount rate we estimate to represent our cost of funds. Goodwill is comprised of $12.7 million associated with the acquisition of our predecessor company; $6.2 million associated with the acquisition of Pro-tec; $5.8 million related to the acquisition of Global Accessories Limited (now known as Vans Inc. Limited); $4.9 million associated with our acquisition of a majority interest in the VANS Warped Tour; $2.3 million associated with our acquisition of Sunspot; and $400,000 associated with the acquisition of certain assets and liabilities of Max MadHouse.

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

     On an interim basis, we estimate what our anticipated annual effective tax rate will be and record a quarterly income tax provision in accordance with this anticipated rate. As the fiscal year progresses, we refine our estimates based upon actual events and earnings by jurisdiction during the year. This estimation process can result in significant changes to our expected effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected domestic and international annual rates. The changes described in the preceding sentence and the recording of valuation allowances may create fluctuations in our overall effective tax rate from quarter to quarter.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The foregoing discussion of our business contains forward-looking statements about our revenues, earnings, spending, margins, orders, products, plans, strategies and objectives that involve risk and uncertainties. Forward-looking statements include any statement that may predict, forecast or imply future results, and may contain words like “believe,” “anticipate,” “expect,” “estimate,” “project,” or words similar to those. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the text and footnotes accompanying certain forward-looking statements, as well as those discussed under the caption “Risk Factors” on page 14 of our Annual Report on Form 10-K for the year ended May 31, 2003, which is filed with the Securities and Exchange Commission, and in our press release dated March 24, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk associated with changes in interest rates relates primarily to our cash and cash equivalents. At February 28, 2004, we held $64.5 million in cash and cash equivalents. Cash equivalents consist of highly liquid investments in federal treasury securities, commercial paper and money market time deposits with original maturities of three months or less. Due to the relatively short-term nature of our cash equivalents, cost approximates fair value. We do not use derivative or other financial instruments to hedge interest rate risk. A 1% decline in the annual yield on cash and cash equivalents held at February 24, 2004, would decrease our interest income by approximately $645,000.

Foreign Currency Risk

     We operate our business and sell our products in a number of countries throughout the world and, as a consequence, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe, Mexico and Japan.

     Our primary foreign exchange risk arises from purchases of inventory in U.S. dollars by our European subsidiaries, whose functional currencies are the euro and British sterling. To hedge this risk, we utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to 12 months. We generally hedge a substantial portion of our projected exposure from inventory purchases for the coming six to 12 months. As of February 28, 2004, we had $11.9 million outstanding in foreign exchange forward contracts to hedge the euro against the U.S. dollar, at an average contract rate of $1.14 per euro. During the period from February 29, 2004, through April 2, 2004, we entered into additional forward contracts aggregating $10.7 million to hedge the U.S. dollar against the euro, at an average contract rate of $1.21 per euro. These additional contracts are to hedge a portion of projected inventory purchases that will occur during the third and fourth quarters of Fiscal 2005.

     At February 28, 2004, we also had $785,000 outstanding in foreign currency forward contracts to purchase U.S. dollars using Japanese yen at an average contract rate of 110 yen per U.S. dollar. These forward contracts were entered into to hedge projected future cash flows in connection with certain royalty payments to be received from our licensee for Japan during the remainder of Fiscal 2004.

     Net unrealized gains/losses on foreign exchange contracts at February 28, 2004, aggregated a loss of $910,000, all of which is included in accumulated other comprehensive income and is expected to be reclassified into earnings within the next 12 months as the related inventory is sold and royalty revenues are recognized.

     In addition to hedging inventory purchases and royalties, we may also hedge other foreign currency cash flow and balance sheet exposures as they are identified. We do not hold or issue derivative instruments for trading purposes.

     Our financial performance can be affected by fluctuations in the value of the euro and British sterling when translating the financial statements of our European subsidiaries into U.S. dollars. Revenues from euro-sourced and sterling-sourced operations aggregated $21.1 million and $5.5 million, respectively, for Q3 Fiscal 2004 and $51.7 million and $16.4 million, respectively for the 2004 Fiscal Nine Months.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Vans, Inc. vs. Scott Brabson, Gordana Brabson, Jay Rosendahl, Heidi Rosendahl, et al, Superior Court for the County of Los Angeles, Case No. BC27031. The allegations we have made in this case, the companion arbitration, and the resulting arbitration award are described in our Annual Report on Form 10-K for Fiscal 2003, which is filed with the Securities and Exchange Commission. Recently, the District Court for the Central District of California entered a default judgment against the interests of certain of the defendants in this matter with respect to certain shoes, apparel and accessories (the “goods”) seized by the federal government in connection with the allegations we made in this case. The government granted our petition to obtain ownership of the goods. We plan to liquidate them as part of our effort to recover monies in this matter. Additionally, in Q3 Fiscal 2004, we entered into an agreement with the trustee of the bankruptcy estate of Scott Brabson (the “Estate”) whereby the Estate assigned any rights it may have had in certain bank accounts and other property that were subject to the preliminary injunction previously obtained in this case in exchange for the assignment by us of any rights we may have had in certain U.S. bank accounts and the payment of additional monies to the Estate. The agreement is subject to approval by the U.S. bankruptcy court. A hearing on the motion to approve the agreement will be held on April 6, 2004. No amounts have been recorded in our condensed consolidated financial statements in connection with the outcome of this matter.

     Gordana Brabson vs. Vans, Inc. et. al, Superior Court of California, County of Santa Barbara, Case No. 01110315. This lawsuit was filed against Vans, one of Vans’ current executive officers, one of its former executive officers, and certain other individuals and entities on December 6, 2002, in connection with the lawsuit filed by us against the plaintiff, her husband and other individuals described above. The allegations are set forth in our Quarterly Report on Form 10-Q for the period ended November 29, 2003. An agreement to settle this case was reached in Q1 Fiscal 2004, and during Q3 Fiscal 2004, a settlement agreement was executed by the various parties to the case. The agreement is subject to certain conditions, and the terms of the settlement are confidential. The settlement of this case will not have a material adverse impact on our future results of operations or financial condition.

     City of Dearborn Heights ACT 345 Police & Fire Retirement System, on behalf of Itself and all others similarly situated vs. Vans, Inc., Andrew J. Greenebaum and Gary Schoenfeld, United States District Court, Central District of California, Case No. CV04-0431. This putative class action lawsuit was filed against Vans, and one current and one former officer of Vans, on January 23, 2004. The complaint alleges that Vans and those individuals violated the federal securities laws by improperly inflating revenue and earnings during each fiscal quarter in the period from March 1998 through May 2001, and issuing false and misleading statements to the public about its business. Two additional putative class action lawsuits containing identical allegations have also been filed in the United States District Court for the Central District of California (Robert Lechter vs. Vans, Inc., Andrew J. Greenebaum and Gary H. Schoenfeld, Case No. CV04-0707, and Mary Ann Mason vs. Vans, Inc., Andrew J. Greenebaum and Gary H. Schoenfeld, Case No. 2:04CV01578). Additionally, on January 29, 2004, a shareholder derivative complaint containing allegations identical to the above federal lawsuits was filed in the Superior Court for the County of Los Angeles against Vans, as a nominal defendant, and the current members of the Board of Directors and certain former officers and directors of Vans alleging breaches of fiduciary duty and violations of the California Corporations Code. (Sherryl Halpern, derivatively on behalf of Vans, Inc. vs. Walter E. Schoenfeld, et al, Case No. BC309805). This case was subsequently consolidated with a second derivative complaint (Anne Ratnofsky, derivatively on behalf of Vans, Inc. vs. Walter E. Schoenfeld, et al, Case No. BC310782), and a consolidated complaint was filed. Discovery has commenced in the derivative case, but is stayed in the federal lawsuits pending a motion to consolidate the cases, the appointment of a lead plaintiff, and the filing of a motion to dismiss by Vans.

     Franklin C. Ferrana a/k/a Nikki Sixx vs. Vans, Inc., High Speed Productions, Inc. d/b/a Thrasher Magazine, Superior Court for the County of Los Angeles, Case No. BC303262. The allegations made by the plaintiff in this case were disclosed in our quarterly report on Form 10-Q for the period ended August 30, 2003, and are further described in Note 4 to the Condensed Consolidated Financial Statements. Recently, we were advised that Thrasher Magazine will be dismissed from the case.

     In addition to the foregoing, from time to time we are the subject of claims in the ordinary course of our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Summary of the Vans, Inc. Fiscal 2004 Bonus Plan

10.2	Summary of the Vans, Inc. Long-Term Executive Bonus Plan

10.3	Employment Agreement, dated as of June 16, 2003, between Vans, Inc. and Steven J. Van Doren

10.4	Third Amendment to Vans, Inc. Deferred Compensation Agreement for Walter E. Schoenfeld

10.5	Third Amendment to Appendix B, Agreement Schedule, Trust Under Vans, Inc. Deferred Compensation Plan

31.1	Certification of Scott J. Blechman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Gary H. Schoenfeld Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Scott J. Blechman Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Gary H. Schoenfeld Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. We filed four reports on Form 8-K during the quarterly period ended February 28, 2004. The first report was dated December 19, 2003, and disclosed our financial results for the period ended November 29, 2003. The second report was dated January 14, 2004, and disclosed new guidance for our projected financial results for Q3 Fiscal 2004. The third report was dated January 26, 2004, and disclosed the first putative class action securities lawsuit discussed above, and the fourth report was dated February 3, 2004, and disclosed the filing of the first derivative lawsuit discussed above.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANS, INC.
(Registrant)

Date: April 5, 2004	By:	/s/ Gary H. Schoenfeld

GARY H. SCHOENFELD
President and Chief
Executive Officer

Date: April 5, 2004	By:	/s/ Scott J. Blechman

SCOTT J. BLECHMAN
Vice President and Chief
Financial Officer
(Principal Financial and
Accounting Officer)